Form 10-K405
period 1995-12-31
TRITON ENERGY LTD
filed 1996-03-22
CIK 1009404

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
(Mark One)

 (  X  )               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                 FOR THE FISCAL YEAR ENDED: December 31, 1995

                                      OR

 (  )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
         FOR THE TRANSITION PERIOD FROM ___________ TO ______________

                      Commission File Number:  33-96262

                            TRITON ENERGY LIMITED
            (Exact name of registrant as specified in its charter)
                   (formerly known as TC Holdings Limited)

          CAYMAN ISLANDS                             NONE
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)

          CALEDONIAN HOUSE
      MARY STREET, P. O. BOX 1043
            GEORGE TOWN
      GRAND CAYMAN, CAYMAN ISLANDS                    NONE
(Address of principal executive offices)              (Zip Code)

     Registrant's telephone number, including area code:  (809) 949-0050

         Securities registered pursuant to Section 12(b) of the Act:

                                        NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS            ON WHICH REGISTERED

                None                         None

         Securities registered pursuant to Section 12(g) of the Act:

                                    None.

          THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
(J)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES (X)        NO

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. (X)

          ALL OF THE VOTING STOCK OF THE REGISTRANT IS HELD BY TRITON ENERGY CORPORATION.

      AS OF MARCH 21, 1996, 1,000 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.


                     DOCUMENTS INCORPORATED BY REFERENCE
      NOT APPLICABLE.


                            TRITON ENERGY LIMITED

                              TABLE OF CONTENTS





Form 10-K Item                                                                   Page

PART I
ITEM 1.   Business                                                                  2
ITEM 2.   Properties                                                                2
ITEM 3.   Legal Proceedings                                                         2
ITEM 4.   Submission of Matters to a Vote of Security Holders                       2

PART II
ITEM 5.   Market for Registrant's Common Equity and Related Stockholder Matters     3
ITEM 6.   Selected Financial Data                                                   3
ITEM 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operation                                                      3
ITEM 8.   Financial Statements and Supplementary Data                               3
ITEM 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                      4

PART III
ITEM 10.  Directors and Executive Officers of the Registrant                        4
ITEM 11.  Executive Compensation                                                    4
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management            4
ITEM 13.  Certain Relationships and Related Transactions                            4

PART IV
ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K           4


                                    PART I



ITEM 1.     BUSINESS

GENERAL

           Triton Energy Limited, a Cayman Islands company (the "Company"), is a wholly owned subsidiary of Triton Energy Corporation, a Delaware corporation ("Triton Delaware"), an international oil and gas exploration company primarily engaged in exploration and production through subsidiaries and affiliates. The Company was formed in August 1995 to permit the creation of a holding company structure for Triton Delaware and has engaged in no business since its formation. Triton Delaware has called a special meeting of its stockholders to be held on March 25, 1996 at which the stockholders will vote on the proposed reorganization of Triton Delaware (the "Reorganization"). Pursuant to the Reorganization, the Company would become the parent holding company of Triton Delaware through the merger of a wholly owned subsidiary of the Company with and into Triton Delaware. If the Reorganization is consummated, Triton Delaware will become a subsidiary of the Company and the Company will continue to conduct the businesses (through subsidiaries and affiliates) in which Triton Delaware is now engaged. The Company and Triton Delaware have filed with the Securities and Exchange Commission a Proxy Statement/Joint Prospectus dated as of February 23, 1996 relating to the special meeting and the securities to be issued if the Reorganization is consummated. Triton Delaware's principal properties and operations are located in Colombia and Malaysia-Thailand. Triton Delaware also has oil and gas interests in other Latin American and Asian countries, Europe, Australia and North America.

          Triton Delaware was incorporated in Texas in 1962 and reincorporated in Delaware in 1995. The Company's principal executive offices are located at Caledonian House, Mary Street, P. O. Box 1043, George Town, Grand Cayman, Cayman Islands.

ITEM 2.     PROPERTIES

                The Company has no significant properties and has conducted no business since its inception.

ITEM 3.     LEGAL PROCEEDINGS

          The Company is not a party to any legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Omitted pursuant to General Instruction J(2) of Form 10-K.

                                   PART II

ITEM  5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

           All of the Company's common equity is held by Triton Delaware. The Company has never paid dividends on its common equity.

           If the Reorganization is consummated, each outstanding share of Common Stock of Triton Delaware at the effective time of the Reorganization (the "Effective Time") (other than shares held in treasury and shares as to which an election to receive Equity Units (as defined below) has been made and not withdrawn, subject to certain limitations) will be automatically converted into one Class A Ordinary Share of the Company. Holders of not less than 15% but not more than 25% of the outstanding shares of Triton Delaware's Common Stock at the Effective Time, in the aggregate, may make an unconditional election to receive an equity unit ("Equity Unit") consisting of one Class B Ordinary Share of the Company and one-tenth of one share of participating preferred stock of Triton Delaware for each share of Common Stock of Triton Delaware owned in lieu of such shares being converted into Class A Ordinary Shares. Each such Class B Ordinary Share and one-tenth of a share of participating preferred stock would be paired and after such pairing could only be traded together as a unit. If holders of less than 15% of the outstanding shares of Common Stock of Triton Delaware, in the aggregate, elect to receive Equity Units, no Equity Units will be issued and all such shares would be automatically converted into Class A Ordinary Shares of the Company. The Class A Ordinary Shares have been approved for listing on the New York Stock Exchange under the symbol "OIL," the same symbol under which the Common Stock of Triton Delaware is currently listed, and the Equity Units have been approved for listing on the New York Stock Exchange under the symbol "OIL.B."

ITEM 6.     SELECTED FINANCIAL DATA.

            Omitted pursuant to General Instruction (J)(2) of Form 10-K. The Company has conducted no business since its inception.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

             Omitted pursuant to General Instruction (J)(2) of Form 10-K. The Company has conducted no business since its inception in August 1995. In November 1995, Triton Delaware solicited the consent of the holders of its publicly issued notes to certain amendments to the indentures pursuant to which such notes were issued. Such amendments included a provision for the issuance of guarantees by the Company of Triton Delaware's obligations under the notes in the event a transaction such as the Reorganization were consummated.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              The financial statements required by this item begin at page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Omitted pursuant to General Instruction (J)(2) of Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

          Omitted pursuant to General Instruction (J)(2) of Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Omitted pursuant to General Instruction (J)(2) of Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Omitted pursuant to General Instruction (J)(2) of Form 10-K.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements: The financial statements filed as part of this report are listed in the "Index to Financial Statements and Schedules" on page F-1 hereof.

2. Financial Statement Schedules: No financial statement schedules are required to be filed as part of this report.

3.       Exhibits required to be filed by Item 601 of Regulation S-K.

         2.1    Agreement and Plan of Merger among Triton Energy Corporation,
                Triton Energy Limited and TEL Merger Corp.(1)
         3.1    Articles of Association of Triton Energy Limited.(2)
         3.2    Memorandum of Association of Triton Energy Limited.(2)
         23.1   Consent of Price Waterhouse LLP.(3)
         24     Power of Attorney (included in the signature page hereof).(3)
         27.1   Financial Data Schedule (3)

____________________
(1) Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31,1995 of Triton Energy Corporation and incorporated herein by reference.
(2) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-4 (No. 33-96262) and incorporated herein by reference.
(3)     Filed herewith.

(b)     Reports on Form 8-K.

        None

                                  SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed by the undersigned thereunto duly authorized on the 21 day of March, 1996.

                              TRITON ENERGY LIMITED



                              By: /s/Thomas G. Finck
                                     Thomas G. Finck
                                     Chairman of the Board and Chief Executive
                                     Officer

                              POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned officers and directors of Triton Energy Limited (the "Company") hereby constitutes and appoints Thomas G. Finck, Robert B. Holland, III, and Peter Rugg, or any of them (with full power to each of them to act alone), his true and lawful attorney-in-fact and agent, with full power of substitution, for him and on his behalf and in his name, place and stead, in any and all capacities, to sign, execute, and file any and all documents relating to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, including any and all amendments and supplements thereto, with any regulatory authority, granting unto said attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he himself might or could do if personally present, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 21 day of March, 1996.


           Signature                                 Title

 /s/ Thomas G. Finck                  Chairman of the Board and Chief Executive
     Thomas G. Finck                              Officer

 /s/ Peter Rugg                       Senior Vice President and Director
     Peter Rugg                         (Principal financial and
                                             accounting officer)

/s/ Robert B. Holland, III            Senior Vice President and Director
    Robert B. Holland, III



                            TRITON ENERGY LIMITED
                        INDEX TO FINANCIAL STATEMENTS






TRITON ENERGY LIMITED              PAGE

Report of Independent Accountants  F-2
Balance Sheet - December 31, 1995  F-3
Notes to Balance Sheet             F-4


                      REPORT OF INDEPENDENT ACCOUNTANTS




The Board of Directors and
   Shareholder of Triton Energy Limited

In our opinion, the accompanying balance sheet presents fairly, in all material respects, the financial position of Triton Energy Limited at December 31, 1995 in conformity with generally accepted accounting principles. This financial statement is the responsibility of the Company's management; our responsibility is to express an opinion on this financial statement based on our audit. We conducted our audit of this statement in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP


Dallas, Texas
February 8, 1996

                            TRITON ENERGY LIMITED

                                BALANCE SHEET

                              DECEMBER 31, 1995
                     (EXPRESSED IN UNITED STATES DOLLARS)





SHAREHOLDER'S EQUITY                                                     $
Preferred stock, par value $1, authorized 5,000,000 shares                   ---
Common stock, par value $1, authorized 200,000,000 shares, issued 1,000    1,000
    Subscription receivable                                               (1,000)

       Total shareholder's equity                                        $   ---
















                   See accompanying notes to balance sheet.

                            TRITON ENERGY LIMITED

                            NOTES TO BALANCE SHEET

1.     GENERAL

Triton Energy Limited (formerly named TC Holdings Limited, "Triton Cayman"), a wholly-owned subsidiary of Triton Energy Corporation ("Triton Delaware"), a Delaware Corporation, was incorporated on August 23, 1995 under the laws of the Cayman Islands. Triton Cayman was formed to become the ultimate holding company of Triton Delaware if the Board of Directors of Triton Delaware and the stockholders of Triton Delaware approve such transaction. Triton Delaware is an international oil and gas exploration company primarily engaged in exploration and production through subsidiaries and affiliates. Triton Delaware's principal properties and operations are located in Colombia and Malaysia-Thailand. Triton Delaware also has oil and gas interests in other Latin American and Asian countries, Europe, Australia and North America.

Triton Cayman had no operations from the date of incorporation on August 23, 1995 to December 31, 1995.

2.     TAXATION

Under current Cayman Islands law, Triton Cayman is not required to pay any Cayman Islands taxes on either income or capital gains. Triton Cayman has applied for and expects to receive an Undertaking as to Tax Concessions Certificate to be issued by the Governor-in-Council pursuant to the provisions of the Tax Concessions Law which would provide that Triton Cayman would not be subject to any future income or capital gains taxes which may be imposed for a period of twenty years beginning on the date of the Undertaking.