Form 10-Q
period 1996-03-31
TRITON ENERGY LTD
filed 1996-05-15
CIK 1009404

SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C. 20549
                            -----------------------

                                  FORM 10-Q


  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                      OR

 (   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
     For the transition period from ____________  to  ____________


                       COMMISSION FILE NUMBER:  1-11675

                            TRITON ENERGY LIMITED
            (Exact name of registrant as specified in its charter)


              CAYMAN ISLANDS                       NONE
              (State or other jurisdiction       (I.R.S. Employer
                  of incorporation or            Identification No.)
                     organization)


   CALEDONIAN HOUSE, MARY STREET, P.O. BOX 1043, GEORGE TOWN, GRAND CAYMAN,
                                CAYMAN ISLANDS
            (Address of principal executive offices and zip code)

      Registrant's telephone number, including area code: (809) 949-0050

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES  (X)             NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                                                       Number of Shares
      Title of Each Class                              Outstanding at  April 30, 1996
                                                       ------------------------------
Ordinary Shares, par value $0.01 per share                        36,167,076
- -----------------------------------------------------  ------------------------------



TRITON ENERGY LIMITED AND SUBSIDIARIES
INDEX






PART I.  FINANCIAL INFORMATION                                            PAGE NO.
                                                                          --------
Item 1.  Financial Statements
Condensed Consolidated Statements of Operations -
  Three months ended March 31, 1996 and 1995                                     2
Condensed Consolidated Balance Sheets -
  March 31, 1996 and December 31, 1995                                           3
Condensed Consolidated Statements of Cash Flows -
  Three months ended March 31, 1996 and 1995                                     4
Condensed Consolidated Statement of Shareholders' Equity -
  Three months ended March 31, 1996                                              5
Notes to Condensed Consolidated Financial Statements                             6
Item 2.  Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                         15
PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings                                                      19
Item 4.  Results of Votes of Security Holders                                   19
Item 6.  Exhibits and Reports on Form 8-K                                       20








                        PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                    TRITON ENERGY LIMITED AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)






                                                        1996      1995
                                                     --------  --------
SALES AND OTHER OPERATING REVENUES:
Oil and gas sales                                    $31,599   $19,464
Other operating revenues                               4,182       287
                                                     --------  --------
                                                      35,781    19,751
                                                     --------  --------
COSTS AND EXPENSES:
Operating expenses                                     9,541     8,080
General and administrative                             7,684     5,825
Depreciation, depletion and amortization               6,401     4,658
                                                     --------  --------
                                                      23,626    18,563
                                                     --------  --------

OPERATING INCOME                                      12,155     1,188

Interest income                                        1,834     1,236
Interest expense                                      (5,698)   (5,534)
Equity in earnings (loss) of affiliate                   (46)    2,927
Other income (expense), net                            3,799     2,607
                                                     --------  --------
                                                        (111)    1,236
                                                     --------  --------
EARNINGS  FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                 12,044     2,424
Income tax expense                                       693     2,777
                                                     --------  --------

EARNINGS (LOSS) FROM CONTINUING OPERATIONS            11,351      (353)
DISCONTINUED OPERATIONS:
Loss from operations                                     ---    (1,202)
                                                     --------  --------
NET EARNINGS (LOSS)                                   11,351    (1,555)
DIVIDENDS ON PREFERENCE SHARES                           772       449
                                                     --------  --------
EARNINGS (LOSS) APPLICABLE TO ORDINARY SHARES        $10,579   $(2,004)
                                                     --------  --------

Average ordinary and equivalent shares outstanding    36,623    35,129
                                                     --------  --------
EARNINGS (LOSS) PER ORDINARY SHARE:
Continuing operations                                $  0.29   $ (0.02)
Discontinued operations                                  ---     (0.04)
                                                     --------  --------
NET EARNINGS (LOSS)                                  $  0.29   $ (0.06)
                                                     --------  --------








    See accompanying notes to condensed consolidated financial statements.

                    TRITON ENERGY LIMITED AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)







                                                                     MARCH 31,
ASSETS                                                                      1996   DECEMBER 31,
                                                                      (UNAUDITED)           1995
                                                                     ------------  --------------
Current assets:
Cash and equivalents                                                 $    48,481   $      49,050
Short-term marketable securities                                          26,509          42,419
Receivables                                                               35,358          23,187
Inventories, prepaid expenses and other                                    4,695           4,128
                                                                     ------------  --------------

Total current assets                                                     115,043         118,784
Long-term marketable securities                                              ---           3,985
Property and equipment, at cost, less accumulated depreciation and
     depletion of $87,470 and $264,796, respectively                     544,938         524,381
Investments and other assets                                             185,465         177,017
                                                                     ------------  --------------
                                                                     $   845,446   $     824,167
                                                                     ------------  --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt                               $    10,010   $       1,313
Accounts payable and accrued liabilities                                  34,257          31,873
                                                                     ------------  --------------
Total current liabilities                                                 44,267          33,186
                                                                     ------------  --------------

Long-term debt, excluding current installments                           398,342         401,190
Deferred income taxes                                                     32,944          29,897
Deferred income and other                                                111,898         113,869
Convertible debentures due to employees                                      ---             ---

Shareholders' equity:
Preference shares                                                          8,840          14,109
Ordinary shares, par value $0.01                                             361          35,927
Additional paid-in capital                                               556,231         516,326
Accumulated deficit                                                     (299,943)       (311,294)
Foreign currency translation adjustment                                   (7,457)         (8,616)
Other                                                                        (37)            (89)
                                                                     ------------  --------------
                                                                         257,995         246,363
Less cost of ordinary shares in treasury                                     ---             338
                                                                     ------------  --------------
Total shareholders' equity                                               257,995         246,025

Commitments and contingencies (Note 4)                                       ---             ---
                                                                     ------------  --------------
                                                                     $   845,446   $     824,167
                                                                     ------------  --------------







The Company uses the full cost method to account for its oil and gas producing activities.
    See accompanying notes to condensed consolidated financial statements.

                    TRITON ENERGY LIMITED AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                (IN THOUSANDS)
                                 (UNAUDITED)







                                                                        1996       1995
                                                                    ---------  ---------
Cash flows from operating activities:

Net earnings (loss)                                                 $ 11,351   $ (1,555)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization                               6,401      4,775
Amortization of debt discount                                          5,698      5,597
Amortization of unearned revenue                                      (2,026)       ---
Gain on sale of assets                                                (4,150)       ---
Equity in (earnings) losses of affiliate                                  46     (2,927)
Deferred income taxes and other                                       (3,304)     2,999
Changes in working capital pertaining to operating activities          3,158     (6,815)
                                                                    ---------  ---------

Net cash provided by operating activities                             17,174      2,074
                                                                    ---------  ---------
Cash flows from investing activities:
Capital expenditures and investments                                 (54,946)   (36,035)
Proceeds from sale of marketable securities                           18,008      6,550
Proceeds from sale of assets                                          25,475        ---
Other                                                                 (1,743)      (709)
                                                                    ---------  ---------

Net cash used by investing activities                                (13,206)   (30,194)
                                                                    ---------  ---------
Cash flows from financing activities:
Short-term borrowings, net                                               ---    (10,000)
Proceeds from long-term debt                                          43,601     26,000
Payments on long-term debt                                           (48,959)       ---
Issuance of ordinary shares                                            2,013        ---
Other                                                                 (1,119)      (829)
                                                                    ---------  ---------

Net cash provided (used) by financing activities                      (4,464)    15,171
                                                                    ---------  ---------

Effect of exchange rate changes on cash and equivalents                  (73)      (279)
                                                                    ---------  ---------
Net decrease in cash and equivalents                                    (569)   (13,228)
Cash and equivalents at beginning of period                           49,050     22,341
                                                                    ---------  ---------
Cash and equivalents at end of period                               $ 48,481   $  9,113
                                                                    ---------  ---------






                    TRITON ENERGY LIMITED AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      THREE MONTHS ENDED MARCH 31, 1996
                                (IN THOUSANDS)
                                 (UNAUDITED)








                                                                    ADDITIONAL
                                          PREFERENCE    ORDINARY    PAID-IN       ACCUMULATED              TREASURY
                                          SHARES        SHARES      CAPITAL       DEFICIT        OTHER     SHARES
                                          ------------  ----------  ------------  -------------  --------  ----------
Balance at
      December 31, 1995                   $    14,109   $  35,927   $   516,326   $   (311,294)  $(8,705)  $    (338)
Net income                                        ---         ---           ---         11,351       ---         ---
Foreign currency translation
     adjustment                                   ---         ---           ---            ---     1,159         ---
Dividends on preference shares                    ---         ---          (772)           ---       ---         ---
Conversion of preference shares                (5,269)        153         5,116            ---       ---         ---
Reduction in par value                            ---     (35,799)       35,595            ---       ---         204
Stock issue costs                                 ---         ---        (2,831)           ---       ---         ---
Exercise of employee stock
    options and debentures                        ---          80         2,505            ---       ---         ---
Other                                             ---         ---           292            ---        52         134
                                          ------------  ----------  ------------  -------------  --------  ----------
Balance at March 31, 1996                 $     8,840   $     361   $   556,231   $   (299,943)  $(7,494)  $     ---
                                          ------------  ----------  ------------  -------------  --------  ----------



                                          TOTAL
                                          SHAREHOLDERS'
                                          EQUITY
                                          ---------------
Balance at
      December 31, 1995                   $      246,025
Net income                                        11,351
Foreign currency translation
     adjustment                                    1,159
Dividends on preference shares                      (772)
Conversion of preference shares                      ---
Reduction in par value                               ---
Stock issue costs                                 (2,831)
Exercise of employee stock
    options and debentures                         2,585
Other                                                478
                                          ---------------
Balance at March 31, 1996                 $      257,995
                                          ---------------








                            TRITON ENERGY LIMITED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)




1.     GENERAL

Triton Energy Limited, a Cayman Islands company, was incorporated in August 1995 to become the parent holding company of Triton Energy Corporation, a
Delaware corporation ("TEC"). The term "Company" when used herein means Triton Energy Limited and its subsidiaries and other affiliates through which the Company conducts its business.

On March 25, 1996, the stockholders of TEC approved the merger of a wholly owned subsidiary of the Company with and into TEC (the "Reorganization"). Pursuant to the Reorganization, the Company became the parent holding company of TEC and each share of Common Stock, par value $1.00, and 5% Convertible Preferred Stock of TEC outstanding on March 25, 1996, was converted into one Ordinary Share, par value $.01, and one 5% Convertible Preference Share, respectively, of the Company. The Reorganization has been accounted for as a combination of entities under common control (as if it were a pooling of interests).

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments of a normal recurring nature necessary to present fairly the Company's financial position as of March 31, 1996, and the results of its operations for the three months ended March 31, 1996 and 1995, its cash flows for the three months ended March 31, 1996 and 1995, and shareholders' equity for the three months ended March 31, 1996. The results of operations for the three months ended March 31, 1996 and 1995, are not necessarily indicative of the final results to be expected for the full year.

The condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements, which are included as part of TEC's Annual Report on Form 10-K for the year ended December 31, 1995.

The Company discontinued its aviation sales and services segment in June 1995. The Condensed Consolidated Statement of Operations for the three months ended March 31, 1995 has been restated to reflect the aviation sales and services segment as discontinued operations.

Certain other previously reported financial information has been reclassified to conform to the current period's presentation.

 2.     DIVESTITURES

In March 1996, the Company sold its royalty interests in U.S. properties for $23.8 million based on an effective date of January 1, 1996. The Company recorded the resulting gain of $4.1 million in other operating revenues.

In March 1996, the Company executed an agreement with Deminex Colombia Petroleum GmbH ("Deminex") providing Deminex the right to earn a 50% interest in the El Pinal, Guayabo A and B, and Las Amelias contract areas of Colombia. Deminex has paid approximately $13 million into an escrow account that will be released to the Company upon receiving the approval from Ecopetrol and the
Ministry of Mines.    The escrow amount has been recorded as a current
receivable at March 31, 1996.

In March 1995, Crusader Limited ("Crusader"), a 49.9% owned affiliate of the Company, completed the sale of Saracen Minerals for proceeds of $14.3 million. This sale resulted in a net gain to the Company of approximately $3.8 million, which is included in equity in earnings of affiliate.

 3.     PETROLEUM PRICE RISK MANAGEMENT

In the normal course of business, the Company enters into financial and commodity market transactions for purposes other than trading to manage its exposure to commodity price risk. As a result of such transactions to date, the Company has set the price benchmark on approximately 33% of its projected Colombian oil production for the last nine months of 1996 at a weighted average West Texas Intermediate ("WTI") benchmark price of $17.69 per barrel. In addition, the Company has purchased WTI benchmark call options on a total of 200,000 barrels for various delivery dates in April and May 1996 in order to retain the opportunity to participate in prices above $19.72 per barrel.

  In anticipation of entering into a forward oil sale, the Company purchased from a creditworthy counterparty call options to retain the ability to benefit from future WTI price increases above $20.42 per barrel. The volumes and expiration dates on the call options coincide with the volumes and delivery dates of the forward oil sale, which has delivery terms of 58,425 barrels per month through March 1997 and 254,136 barrels per month from April 1997 to
March 2000. During the three months ended March 31, 1996, the Company recorded an unrealized gain of $2.1 million as other income related to the change in the fair market value of the call options. Future fluctuations in the fair market value of the call options will continue to affect other income as noncash adjustments.

 4.     COMMITMENTS AND CONTINGENCIES

  Continued development of the Cusiana and Cupiagua fields (the "Fields") in Colombia, including drilling and construction of additional production facilities, will require significant capital. In 1995 and early 1996, Carigali-Triton Operating Company ("CTOC") discovered gas with its first three wells on Block A-18 in the Malaysia-Thailand Joint Development Area in the Gulf of Thailand. Further exploration and development activities on Block A-18, as well as exploratory drilling in other countries, will also require substantial capital. The Company's capital budget for the year ending December 31, 1996 is approximately $260 million, excluding capitalized interest, of which approximately $157 million relates to the Fields, $34 million relates to Block A-18, $40 million relates to the Company's exploration and drilling program in other parts of the world and $29 million relates to capital contributions to Oleoducto Central S.A. ("OCENSA"). Capital requirements for full field development of the Fields are expected to continue at substantial levels into 1997 and capital requirements for exploration and development relating to Block A-18 are expected to increase significantly into 1998.

The Company expects to meet capital needs in the future with a combination of some or all of the following: the Company's revolving credit facility, cash flow from its Colombian operations, cash on hand and marketable securities, asset sales, and the issuance of debt and equity securities. As a result of certain modifications to the indenture relating to the 1997 Notes effected in November 1995, the Company's indebtedness limitation was increased to permit the Company to incur total indebtedness (excluding certain permitted indebtedness) of up to 25% of the sum of its indebtedness and market capitalization of its capital stock.

GUARANTEES

At March 31, 1996, the Company had guaranteed loans of approximately $6.1 million for a Colombian pipeline company in which the Company has an ownership interest and guaranteed performance of $7.6 million in future exploration expenditures in various countries. These commitments are backed by letters of credit and bank guarantees.

REGULATORY MATTERS

The Company has been advised that the Department of Justice has concluded its inquiry into the Company's 1989-1990 operations in Indonesia without taking any action against the Company. The Company continues to cooperate with a parallel inquiry by the Securities and Exchange Commission (the "Commission").
 The Commission's enforcement staff has offered to recommend settlement of any charges the Commission might assert against the Company on a "consent decree" basis in which the Company would pay a civil monetary penalty of up to $350,000. The Company is engaged in discussions with the staff regarding the staff's proposal. The Company continues to believe that the outcome of the inquiry will not have a material adverse effect on its operations or consolidated financial condition.

     LITIGATION

The Company is subject to litigation that is incidental to its business, none of which is expected to have a material adverse effect on the Company's operations or consolidated financial condition.

5.     TRITON ENERGY CORPORATION FINANCIAL INFORMATION

TEC has ceased filing periodic reports with the Commission. TEC's 9 3/4% Senior Subordinated Discount Notes and 1997 Senior Subordinated Discount Notes remain outstanding and are fully guaranteed by Triton Energy Limited. The following table sets forth certain summarized financial information of TEC and its subsidiaries (in thousands):



                        MARCH 31,   DECEMBER 31,
                              1996           1995
                        ----------  -------------

Current assets          $  115,043  $     118,784
Noncurrent assets          731,960        705,383
                        ----------  -------------
Total                   $  847,003  $     824,167
                        ----------  -------------

Current liabilities     $   42,300  $      33,186
Noncurrent liabilities     543,184        544,956
Stockholders' equity       261,519        246,025
                        ----------  -------------
Total                   $  847,003  $     824,167
                        ----------  -------------






                                                    THREE MONTHS ENDED
                                                          MARCH 31,
                                                            1996      1995
                                             --------------------  --------

Sales and other operating revenues           $            35,781   $19,751
Operating income                                          12,155     1,188
Other income (expense), net                                 (111)    1,236
                                             --------------------  --------
Earnings from continuing operations before
  income taxes                                            12,044     2,424
Income tax expense                                           693     2,777
                                             --------------------  --------
                                                          11,351      (353)
Loss from discontinued operations                            ---    (1,202)
                                             --------------------  --------
Net earnings (loss)                          $            11,351   $(1,555)
                                             --------------------  --------


6.     CERTAIN FACTORS THAT COULD AFFECT FUTURE OPERATIONS

Certain statements in this report, including statements of the Company's and management's expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis of Financial Condition and Results of Operations" and these Notes to Condensed Consolidated Financial Statements, are forward-looking statements, as defined in Section 21D of the Securities Exchange Act of 1934, that are dependent on certain events, risks and uncertainties that may be outside the Company's control. These forward-looking statements include statements of management's plans and objectives for the Company's future operations and statements of future economic performance; information regarding drilling schedules, expected or planned production or transportation capacity, the future construction or upgrades of pipelines (including costs), when the Cusiana and Cupiagua fields might become self-financing, future production of the Cusiana and Cupiagua fields, the negotiation of a gas contract and commencement of production in Malaysia-Thailand, the Company's capital budget and future capital requirements, the Company's meeting its future capital needs, the Company's realization of its deferred tax asset, the level of future expenditures for environmental costs and the outcome of regulatory and litigation matters; and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including those described in the context of such forward-looking statements, as well as those presented below.

     CERTAIN FACTORS RELATING TO THE OIL AND GAS INDUSTRY

The Company's strategy is to focus its exploration activities on what the Company believes are relatively high-potential prospects. No assurance can be given that the Company will be successful in its exploration activities.

Oil prices have been subject to significant fluctuations during the past several decades. The Company expects that levels of production maintained by the member nations of the Organization of Petroleum Exporting Countries and other major oil-producing countries, and the actions of oil traders, will continue to be major determinants of crude oil price movements in the near term. It is impossible to predict future oil price movements with any certainty.

The Company's oil and gas business is subject to all of the operating risks normally associated with the exploration for and production of oil and gas, including blowouts, cratering, pollution, earthquakes, labor disruptions and fires, each of which could result in damage to or destruction of oil and gas wells, formations, production facilities or properties, or in personal injury.
  In accordance with customary industry practices, the Company maintains insurance coverage limiting financial loss resulting from certain of these
operating  hazards.    Losses  and  liabilities  arising  from  uninsured  or
underinsured events would reduce revenues and increase costs to the Company.

The Company's oil and gas business is also subject to laws, rules and regulations in the countries in which it operates, which generally pertain to production control, taxation, environmental and pricing concerns, and other matters relating to the petroleum industry.

The Company is subject to extensive environmental laws and regulations. These laws regulate the discharge of oil, gas or other materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of such materials at various sites. The Company does not believe that its environmental risks are materially different from those of comparable companies in the oil and gas industry. Nevertheless, no assurance can be given that environmental laws and regulations will not, in the future, adversely affect the Company's results of
operations,  cash  flows  or  financial  position.    Pollution  and  similar
environmental risks generally are not fully insurable.

     CERTAIN FACTORS RELATING TO INTERNATIONAL OPERATIONS

The Company derives substantially all of its consolidated revenues from international operations. Risks inherent in international operations include loss of revenue, property and equipment from such hazards as expropriation, nationalization, war, insurrection and other political risks; trade protection measures; risks of increases in taxes and governmental royalties; and renegotiation of contracts with governmental entities; as well as changes in laws and policies governing operations of other companies. Other risks inherent in international operations are the possibility of realizing economic currency exchange losses when transactions are completed in currencies other than United States dollars and the Company's ability to freely repatriate its earnings under existing exchange control laws. To date, the Company's international operations have not been materially affected by these risks.

     COMPETITION

          The Company encounters strong competition from major oil companies (including government-owned companies), independent operators and other companies for favorable oil and gas concessions, licenses, production sharing
 contracts  and  leases,  drilling  rights  and  markets.   Additionally, the
 governments of certain countries in which the Company operates may from time to time give preferential treatment to their nationals. The oil and gas industry as a whole also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers.

     MARKETS

Crude oil, natural gas, condensate and other oil and gas products generally are sold to other oil and gas companies, government agencies and other industries. The availability of ready markets for oil and gas that might be discovered by the Company and the prices obtained for such oil and gas depend on many factors beyond the Company's control, including the extent of local production and imports of oil and gas, the proximity and capacity of pipelines and other transportation facilities, fluctuating demands for oil and gas, the marketing of competitive fuels, and the effects of governmental regulation of oil and gas production and sales. Pipeline facilities do not exist in certain areas of exploration and, therefore, any actual sales of discovered oil or gas might be delayed for extended periods until such facilities are constructed.

     CERTAIN FACTORS RELATING TO COLOMBIA

The Company is a participant in significant oil and gas discoveries located in the Llanos Basin in the foothills of the Andes Mountains, approximately 160 kilometers (100 miles) northeast of Bogata, Colombia. The Company owns interests in three contiguous areas known as the Santiago de las Atalayas
("SDLA"), Tauramena and Rio Chitamena contract areas. Well results to date indicate that significant oil and gas deposits lie across the Cusiana and Cupiagua fields.

Largely due to complex geology, drilling of wells in the Cusiana and Cupiagua fields has been comparatively difficult, lengthy in duration and expensive. The Company believes that considerable progress has been achieved in reducing the time and expenditures required to drill and complete wells in the Cusiana and Cupiagua fields based on experience gained from initial wells drilled. Although there can be no assurance, the Company believes that the experience gained in the area to date will allow the operator to continue to reduce the time and expenditures required to drill and complete wells in the area. However, because the Company is not the operator of these contract areas, the Company does not control the timing or manner of these operations.

Full development of reserves in the Cusiana and Cupiagua fields will take several years and require additional drilling and extensive production facilities, which in turn will require significant additional capital expenditures, the ultimate amount of which cannot be predicted. Pipelines connect the major producing fields in Colombia to export facilities and to refineries. These pipelines are in the process of being upgraded and expanded to accommodate production from the Cusiana and Cupiagua fields.

Guerrilla activity in Colombia has from time to time disrupted the operation of oil and gas projects and increased costs. Although the Colombian government, the Company and its partners have taken steps to improve security and improve relations with the local population, there can be no assurance that attempts to reduce or prevent guerrilla activity will be successful or that such activity will not disrupt operations in the future.

Numerous Colombian government officials, including the President of Colombia, are the subjects of investigations and allegations that claim they have accepted illegal campaign contributions. These circumstances have led to speculation as to whether these officials will remain in office. The President of Colombia has stated that any such illicit contributions were made without his knowledge. In response to the allegations, the leadership of the opposition Conservative Party withdrew its support of the government, and certain cabinet ministers and ambassadors and a high-ranking military officer resigned. Any changes in the holders of significant government offices could have adverse consequences on the Company's relationship with the Colombian national oil company and the Colombian government's ability to control guerrilla activities, and could exacerbate the factors relating to foreign operations discussed above.

At the same time, Colombia is among 31 nations whose progress in stemming the production and transit of illegal drugs is subject to annual certification by the President of the United States. In March 1996, the President of the United States announced that Colombia would neither be certified nor granted a national interest waiver. The consequences of the failure to receive certification generally include the following: all bilateral aid, except anti-narcotics and humanitarian aid, will be suspended; the Export-Import Bank of the United States ("EXIM") and the Overseas Private Investment Corporation will not approve financing for new projects in Colombia, although currently approved EXIM financings are not expected to be affected; U.S. representatives at multilateral lending institutions will be required to vote against all loan requests from Colombia, although such votes will not constitute vetoes; and the President of the United States and Congress retain the right to apply future trade sanctions.

     CERTAIN FACTORS RELATING TO MALAYSIA-THAILAND

The Company is a partner in a significant gas exploration project located in the upper Malay Basin in the Gulf of Thailand approximately 450 kilometers northeast of Kuala Lumpur and 750 kilometers south of Bangkok. The Company is a contractor under a production sharing contract covering Block A-18 of the Malaysia-Thailand Joint Development Area. Test results for the initial exploratory wells indicate that significant gas deposits lie under the block.

Development of gas production is in the early planning stages but is expected to take several years and require the drilling of additional wells and the installation of production facilities, which will require significant additional capital expenditures, the ultimate amount of which cannot be predicted. Pipelines also will be required to be connected between Block A-18 and ultimate markets. The terms on which any gas produced from the Company's contract area in Malaysia-Thailand may be sold may be affected adversely by the present monopoly gas purchase and transportation conditions in both Thailand and Malaysia, including the Thai national oil company's monopoly in transportation within Thailand and its territorial waters.

     LITIGATION

The outcome of litigation and its impact on the Company are difficult to predict due to many uncertainties, such as jury verdicts, the application of laws to various factual situations, the actions that may or may not be taken by other parties and the availability of insurance. In addition, in certain situations, such as environmental claims, one defendant may be responsible, or potentially responsible, for the liabilities of other parties. Moreover, circumstances could arise under which the Company may elect to settle claims at amounts that exceed the Company's expected liability for such claims in order to avoid costly litigation. Judgments or settlements could, therefore, exceed any reserves.

7.     SUBSEQUENT EVENT

In April 1996, the Company received $7.6 million resulting from settlement of litigation in which the Company was plaintiff.



           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




          LIQUIDITY, CAPITAL REQUIREMENTS AND FUNDING ALTERNATIVES

      Cash, cash equivalents and marketable securities totaled $75 million and $95.5 million at March 31, 1996 and December 31, 1995, respectively. Working capital was $70.8 million at March 31, 1996, a decrease of $14.8 million from December 31, 1995.

         The Company's capital expenditures and other capital investments were $54.9 million for the three months ended March 31, 1996, primarily for exploration and development of the Cusiana and Cupiagua fields (the "Fields") in Colombia and Block A-18 in the Malaysia-Thailand Joint Development Area in the Gulf of Thailand. The capital spending program for the three months ended March 31, 1996 was funded with cash flow from operations ($17.2 million), net proceeds from marketable securities ($18 million) and asset sales ($25.5
million).    During  the  first  quarter  of  1996,  the  Company  borrowed approximately $45 million against a credit line supported by a guarantee of the Export-Import Bank of the United States. The proceeds were used primarily to reduce the Company's long-term revolving credit facility.

      Continued development of the Fields, including drilling and construction of additional production facilities, will require significant capital. In 1995 and early 1996, Carigali-Triton Operating Company ("CTOC") discovered gas on its first three wells on Block A-18 in the Malaysia-Thailand Joint Development Area in the Gulf of Thailand. Further exploration and development activities on Block A-18, as well as exploratory drilling in other countries, also will require substantial capital. The Company's capital budget for the year ending December 31, 1996 is approximately $260 million, excluding capitalized interest, of which approximately $157 million relates to the Fields, $34 million relates to Block A-18, $40 million relates to the Company's exploration and drilling program in other parts of the world and $29 million relates to capital contributions to Oleoducto Central S.A. ("OCENSA"). Capital requirements for full field development of the Fields are expected to continue at substantial levels into 1997, and capital requirements for exploration and development relating to Block A-18 are expected to increase significantly into 1998.

          In December 1994, the Company, along with other investors, formed an independent company, OCENSA, to own, expand, finance and operate a pipeline system from the Fields to the Caribbean port of Covenas. The Company's ownership percentage is 9.6%. OCENSA's capitalization plan contemplates an ultimate capital structure of approximately 30% equity from the Company and other investors and 70% debt. OCENSA has raised significant amounts of debt in separate tranches supported by various agreements with the Company or its partners as the case may be (relating, in particular, to tariffs on each partner's throughput). The Company assisted OCENSA in raising one such tranche for $65 million in April 1996 and another tranche for $60 million in 1995, which are supported by the Company's tariff commitments for its share of production from the Fields. The Company has no further obligation to assist OCENSA in obtaining additional debt financing. Based on OCENSA's current plan, the Company believes OCENSA should not need to incur additional indebtedness to complete expansion of the pipeline system; however, no assurance can be given that OCENSA will not need to borrow additional amounts.

          The Company expects to meet capital needs in the future with a combination of some or all of the following: the Company's revolving credit facility, cash flow from its Colombian operations, cash on hand and marketable securities, asset sales, and the issuance of debt and equity securities. As a result of certain modifications to the indenture relating to the 1997 Notes effected in November 1995, the Company's indebtedness limitation was increased to permit the Company to incur total indebtedness (excluding certain permitted indebtedness) of up to 25% of the sum of its indebtedness and market capitalization of its capital stock.


                           RESULTS OF OPERATIONS

          The Company reported net earnings of $11.4 million (before preference dividends) in 1996, compared with a net loss of $1.6 million in the 1995 period. The improved 1996 results reflected increased production in Colombia, higher oil prices and a gain on the sale of the Company's royalty interests in U.S. properties.

     Sales volumes and average price realized were as follows:




                                        THREE MONTHS ENDED
                                             MARCH 31,
                                    ---------------------------
                                                   1996    1995
                                    -------------------  ------
Sales volumes
Oil (MBbls)                                       1,541   1,209
Gas (MMcf)                                          527     234
Forward oil sale (MBbls delivered)                  175     ---
Weighted average price realized:
Oil (per Bbl)                       $             18.03  $15.79
Gas (per Mcf)                                      1.25    1.61



Sales and Other Operating Revenues

      Revenues in Colombia increased by $15.7 million in 1996 primarily due to higher production ($11.3 million) and higher oil prices resulting from batching of Cusiana crude that began in mid-1995 and more favorable market conditions ($4.4 million). Sales volumes in Colombia, including barrels delivered under the forward oil sale, increased from 910,000 barrels in 1995 to 1,638,000 barrels in 1996 even though the Company received 213,000 fewer barrels in 1996 as reimbursement of pre-commerciality costs related to the Cusiana Field. Sales from the Company's oil properties in France, which were sold in August 1995, were $3.6 million.

          Other operating revenues in 1996 included a gain of $4.1 million resulting from the sale of the Company's royalty interests in U.S. properties for $23.8 million based on an effective date of January 1, 1996.

Costs and Expenses

        Operating expenses increased $1.5 million in 1996, while depreciation, depletion and amortization increased $1.7 million. Higher production in Colombia increased operating expenses by $4.2 million and depreciation, depletion and amortization by $2 million. The Company's operating costs per equivalent barrel were $5.55 and $8.48 in 1996 and 1995, respectively. The 1995 results included operating expenses and depletion for Triton France of $2.4 million and $.6 million, respectively.

          General  and  administrative expenses increased $1.9 million in 1996
primarily  due  to  higher  personnel  costs.    Capitalized  general  and
administrative costs were $5.6 million and $4.9 million in 1996 and 1995, respectively.

Other Income and Expenses

        Gross interest expense increased by $1.6 million in 1996 due to higher debt outstanding. Capitalized interest increased from $3.8 million in 1995 to $5.2 million in 1996 due to construction of support equipment and facilities in the Fields and greater exploration activities.

     Equity in earnings (loss) of affiliate decreased in 1996 primarily due to a net gain to the Company of $3.8 million realized on the sale of Saracen Minerals by Crusader Limited in 1995.

     Other income in 1996 included a $2.1 million noncash benefit representing the change in fair market value of call options purchased in anticipation of a forward oil sale in May 1995, and foreign exchange gains of $1 million, primarily on deferred tax liabilities in Colombia. Other income in 1995 included $1.9 million received from the settlement of a lawsuit.

Income Taxes

          Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," requires that the Company make projections about the timing and scope of certain future business transactions in order to estimate recoverability of deferred tax assets primarily resulting from the expected utilization of net operating loss carryforwards ("NOLs"). Changes in the timing or nature of actual or anticipated business transactions, projections and income tax laws can give rise to significant adjustments to the Company's deferred tax expense or benefit that may be reported from time to time. For these and other reasons, compliance with SFAS 109 may result in significant differences between tax expense for income statement purposes and taxes actually paid.

       The income tax provision for 1996 decreased $2.1 million, compared with 1995, primarily due to an increased deferred tax benefit in the United States of $3.3 million related to anticipated future utilization of net operating loss carryforwards. Foreign tax expense in 1996 increased $.9 million from 1995, mainly due to the Company's Colombian operations.

Petroleum Price Risk Management

       In the normal course of business, the Company enters into financial and commodity market transactions for purposes other than trading to manage its exposure to commodity price risk. As a result of such transactions to date, the Company has set the price benchmark on approximately 33% of its projected Colombian oil production for the last nine months of 1996 at a weighted average West Texas Intermediate ("WTI") benchmark price of $17.69 per barrel. In addition, the Company has purchased WTI benchmark call options on a total of 200,000 barrels for various delivery dates in April and May 1996 in order to retain the opportunity to participate in prices above $19.72 per barrel.

          In anticipation of entering into a forward oil sale, the Company purchased from a creditworthy counterparty call options to retain the ability to benefit from future WTI price increases above $20.42 per barrel. The volumes and expiration dates on the call options coincide with the volumes and delivery dates of the forward oil sale, which has delivery terms of 58,425 barrels per month through March 1997 and 254,136 barrels per month from April 1997 to March 2000. During the three months ended March 31, 1996, the Company recorded an unrealized gain of $2.1 million in other income related to the change in the fair market value of the call options. Future fluctuations in the fair market value of the call options will continue to affect other income as noncash adjustments.

Certain Factors That Could Affect Future Operations

      Certain statements in this report, including statements of the Company's and management's expectations, intentions, plans and beliefs, are forward-looking statements, as defined in Section 21D of the Securities Exchange Act of 1934, that are dependent on certain events, risks and
uncertainties  that  may  be  outside  the  Company's  control.    These
forward-looking statements include statements of management's plans and objectives for the Company's future operations and statements of future economic performance; information regarding drilling schedules, expected or planned production or transportation capacity, the future construction or upgrades of pipelines (including costs), when the Cusiana and Cupiagua fields might become self-financing, future production of the Cusiana and Cupiagua fields, the negotiation of a gas contract and commencement of production in Malaysia-Thailand, the Company's capital budget and future capital requirements, the Company's meeting its future capital needs, the Company's realization of its deferred tax asset, the level of future expenditures for environmental costs and the outcome of regulatory and litigation matters; and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including those described in the context of such forward-looking statements and in the Notes to Condensed Consolidated Financial Statements.




                          PART II. OTHER INFORMATION







ITEM 1.  LEGAL PROCEEDINGS

The Company has been advised that the Department of Justice has concluded its Foreign Corrupt Practices Act ("FCPA") inquiry into the Company's 1989-1990 operations in Indonesia without taking any action against the Company. The Company continues to cooperate with a parallel inquiry by the Securities and Exchange Commission (the "Commission"). The Commission's enforcement staff has offered to recommend settlement of any charges the Commission might assert against the Company on a "consent decree" basis in which the Company would pay a civil monetary penalty of up to $350,000. The Company has not yet accepted this proposed settlement because it does not believe any of the payments in question violated the FCPA. Moreover, the Company believes, given its management and compliance procedures now in place, that there should be no implication that there is any reason to believe the Company would commit any FCPA violations. The Company is continuing, however, to negotiate with the Staff in hopes of resolving this matter amicably. In any event, the Company does not believe that the outcome of the inquiry will have a material adverse effect on its operations or consolidated financial condition.


ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS

On March 25, 1996, the stockholders of the Company's predecessor, Triton Energy Corporation, a Delaware corporation ("TEC"), approved the merger of a wholly owned subsidiary of the Company with and into TEC (the "Reorganization"). Pursuant to the Reorganization, the Company became the parent holding company of TEC and each share of Common Stock, par value $1.00, and 5% Convertible Preferred Stock of TEC outstanding on March 25, 1996, was converted into one Ordinary Share, par value $.01, and one 5% Convertible Preference Share, respectively, of the Company. At the Meeting, 26,392,196 votes were cast for the Reorganization, 713,718 votes were cast against the Reorganization and there were 180,072 abstentions and no broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)     Exhibits: The following documents are filed as part of this Quarterly
Report on Form     10-Q:

  1. Exhibits required to be filed by Item 601 of Regulation S-K. (Where the amount of securities authorized to be issued under any of Triton Energy Limited's and any of its subsidiaries' or its affiliate Crusader's long-term debt agreements does not exceed 10% of the Company's assets, pursuant to paragraph (b)(4) of Item 601 of Regulation S-K, in lieu of filing such as exhibits, the Company hereby agrees to furnish to the Commission upon request a copy of any agreement with respect to such long-term debt.)



 4.1   Specimen Share Certificate of Ordinary Shares, $0.01 par value, of the Company. (1)
 4.2   Rights Agreement dated as of March 25, 1996, between Triton  Energy Limited and
       Chemical Bank, as Rights Agent, including, as Exhibit A thereto, Resolutions establishing the Junior Preference Shares. (1)
 4.3   Form of Debt Securities. (2)
 4.4   Proposed Form of Senior Indenture. (2)
 4.5   Proposed Form of Senior Subordinated Indenture. (2)
 4.6   Resolutions authorizing the Company's 5 %  Convertible Preference Shares.  (3)
10.1   Amended and Restated  Retirement Income Plan. (4)
10.2   Amended and Restated Supplemental Executive Retirement Income Plan. (5)
10.3   1981 Employee Non-Qualified Stock Option Plan. (6)
10.4   Amendment No. 1 to the 1981 Employee Non-Qualified Stock Option Plan. (7)
10.5   Amendment No. 2 to the 1981 Employee Non-Qualified Stock Option Plan. (6)
10.6   Amendment No. 3 to the 1981 Employee Non-Qualified Stock Option Plan. (4)
10.7   1985 Stock Option Plan. (8)
10.8   Amendment No. 1 to the 1985 Stock Option Plan. (6)
10.9   Amendment No. 2 to the 1985 Stock Option Plan. (4)
10.10   Amended and Restated 1986 Convertible Debenture Plan. (4)
10.11   1988 Stock Appreciation Rights Plan. (9)
10.12   1989 Stock Option Plan. (10)
10.13   Amendment No. 1 to the 1989 Stock Option Plan. (6)
10.14   Amendment No. 2 to the 1989 Stock Option Plan. (4)
10.15   Second Amended and Restated 1992 Stock Option Plan . (18)
10.16   Form of Amended and Restated Employment Agreement. (5)
10.17   Amended and Restated 1985 Restricted Stock Plan. (4)
10.18   First Amendment to 1985 Amended and Restated Restricted Stock Plan. (11)
10.19   Second Amendment to Amended and Restated 1985 Restricted Stock Plan. (18)
10.20   Executive Life Insurance Plan. (12)
10.21   Long Term Disability Income Plan. (12)
10.22   Amended and Restated Retirement Plan for Directors. (8)
10.23   Amended and Restated Indenture dated as of March 25, 1996 among Triton Energy
        Limited, Triton Energy Corporation and Chemical Bank, with respect to the issuance of Senior Subordinated Discount Notes due 1997. (18)
10.24   Amended and Restated Senior Subordinated Indenture by and among Triton Energy
        Limited, Triton Energy Corporation and United States Trust Company of New York,
        dated as of March 25, 1996. (18)
10.25   Contract for Exploration and Exploitation for Santiago de Atalayas I with an effective date of July 1, 1982, between Triton Colombia, Inc., and Empresa
        Colombiana De Petroleos. (8)
10.26   Contract for Exploration and Exploitation for Tauramena with an effective date of July
        4, 1988, between Triton Colombia, Inc. and Empresa Colombiana De Petroleos. (9)
10.27   Summary of Assignment legalized by Public Instrument No. 1255 dated September 15,
        1987 (Assignment is in Spanish language). (9)
10.28   Summary of Assignment legalized by Public Instrument No. 1602 dated June 11,
        1990 (Assignment is in Spanish language). (9)
10.29   Summary of Assignment legalized by Public Instrument No. 2586 dated September 9,
        1992 (Assignment is in Spanish language). (9)
10.30   401(K) Savings Plan. (4)
10.31   Contract between Malaysia-Thailand and Joint Authority and Petronas Carigali
        SDN.BHD. and Triton Oil Company of Thailand relating to Exploration and Produc-
        tion of Petroleum for Malaysia-Thailand Joint Development Area Block A-18. (13)
10.32   Credit Agreement between Triton Energy Corporation and Banque Paribas Houston
        Agency dated as of March 28, 1995, together with related form of revolving credit note. (14)
10.33   First Amendment to Credit Agreement between Triton Energy Corporation and Banque
        Paribas Houston Agency dated May 16, 1995. (15)
10.34   Security Agreement between Triton Energy Corporation and Banque Paribas Houston
        Agency. (14)
10.35   Second Amendment to Credit Agreement and First Amendment to Security Agreement
        between Triton Energy Corporation and Banque Paribas Houston Agency dated August
        11, 1995. (5)
10.36   Third Amendment to Credit Agreement between Triton Energy Corporation and Banque
        Paribas Houston Agency dated September 29, 1995. (5)
10.37   Consent, Waiver and Guaranty among Triton Energy Limited, Triton Energy
        Corporation and Bank Paribas Houston Agency dated as of March 25, 1996. (18)
10.38   Triton Crude Purchase Agreement between Triton Colombia, Inc. and Oil Co., LTD.
        dated May 25, 1995. (16)
10.39   Credit Agreement among Triton Colombia, Inc., Triton Energy Corporation,
        NationsBank, N.A. (Carolinas) and Export-Import Bank of the United States. (11)
10.40   Amendment No. 1 to Credit Agreement among Triton Colombia, Inc., Triton Energy
        Corporation, NationsBank, N.A. (Carolinas) and Export-Import Bank of the United
        States. (11)
10.41   Amendment No. 2 to Credit Agreement among Triton Colombia, Inc., Triton Energy
        Corporation, NationsBank, N.A. (Carolinas) and Export-Import Bank of the United
        States. (18)
10.42   Agreement and Plan of Merger among Triton Energy Corporation, Triton Energy
        Limited and TEL Merger Corp. (11)
11.1    Computation of Earnings per Share. (18)
12.1    Computation of Ratio of Earnings to Fixed Charges. (18)
12.2    Computation of Ratio of Earnings to Combined Fixed Charges and Preference
        Dividends. (18)
27.1    Financial Data Schedule. (18)
99.1    Rio Chitamena Association Contract. (17)
99.2    Rio Chitamena Purchase and Sale Agreement. (17)
99.3    Integral Plan - Cusiana Oil Structure.  (17)
99.4    Letter Agreements with co-investor in Colombia. (17)
99.5    Colombia Pipeline Memorandum of Understanding. (17)
99.6    Amended and Restated Oleoducto Central S.A. Agreement dated as of March 31,
        1995. (15)





 ________________



 (1)   Previously filed as an exhibit to Triton Energy Corporation's Registration
       Statement on Form 8-A dated March 25, 1996 and incorporated herein by reference.
 (2)   Previously filed as an exhibit to Triton Energy Corporation's Registration Statement
       on Form S-3 (No. 33-69230) and incorporated herein by reference.
 (3)   Previously filed as an exhibit to the Company's and Triton Energy Corporation's
       Registration Statement on Form S-4 (No. 333-923) and incorporated herein by
       Reference.
 (4)   Previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on
       Form 10-Q for the quarter ended November 30, 1993 and incorporated by reference herein.
 (5)   Previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.
 (6)   Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form 10-K for the fiscal year ended May 31, 1992 and incorporated herein by reference.
 (7)   Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form 10-K  for the fiscal year ended May 31, 1989 and incorporated herein by reference.
 (8)   Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form 10-K for the fiscal  year ended May 31, 1990 and incorporated herein by reference.
 (9)   Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form 10-K for the fiscal year ended May 31, 1993 and incorporated by reference herein.
(10)   Previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended November 30, 1988 and incorporated by reference herein.
(11)   Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.
(12)   Previously filed as an exhibit to Triton Energy Corporation's Annual Report on
       Form 10-K for the fiscal year ended May 31, 1991 and incorporated herein by reference.
(13)   Previously filed as an exhibit to Triton Energy Corporation's current report on
       Form 8-K dated April 21, 1994 and incorporated by reference herein.
(14)   Previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.
(15)   Previously filed as an exhibit to Triton Energy Corporation's  Quarterly Report on
       Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference.
(16)   Form 8-K dated May 26, 1995 and incorporated herein by reference.
(17)   Previously filed as an exhibit to Triton Energy Corporation's current report on Form 8-K/A dated July 15, 1994 and incorporated herein by reference.
(18)   Filed herewith.


     (b)      Reports on Form 8-K


On February 9, 1996, Triton Energy Corporation filed a Current Report on Form 8-K relating to the public release of Triton Energy Corporation's results of operations for the year ended December 31, 1995.



                                  SIGNATURES





                          PART II. OTHER INFORMATION






  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        TRITON ENERGY LIMITED


                        By:  /s/ Peter Rugg
Peter Rugg
                            Senior Vice President and Chief Financial Officer


Date:  May 13, 1996