Form 10-Q
period 1996-06-30
TRITON ENERGY LTD
filed 1996-08-14
CIK 1009404

SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C. 20549
                            -----------------------

                                  FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                      OR

(    )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE  ACT  OF  1934
           For  the  transition  period  from  ____________  to  ____________

                       COMMISSION FILE NUMBER:  1-11675

                            TRITON ENERGY LIMITED
            (Exact name of registrant as specified in its charter)




 CAYMAN ISLANDS                NONE
- -----------------------------  -------------------
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

                                   YES  X                            NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                                            Number of Shares
 Title of Each Class                        Outstanding at  July 31, 1996
- ------------------------------------------  -----------------------------
Ordinary Shares, par value $0.01 per share                     36,262,598
- ------------------------------------------  -----------------------------






                    TRITON ENERGY LIMITED AND SUBSIDIARIES
                                    INDEX













PART I.   FINANCIAL INFORMATION                                            PAGE NO.
                                                                           --------
Item 1.   Financial Statements
          Condensed Consolidated Statements of Operations -
          Three and six months ended June 30, 1996 and 1995                       2
          Condensed Consolidated Balance Sheets -
          June 30, 1996 and December 31, 1995                                     3
          Condensed Consolidated Statements of Cash Flows -
          Six months ended June 30, 1996 and 1995                                 4
          Condensed Consolidated Statement of Shareholders' Equity -
          Six months ended June 30, 1996                                          5
          Notes to Condensed Consolidated Financial Statements                    6
Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                  16
PART II.  OTHER INFORMATION
Item.1    Legal Proceedings                                                      22
Item 4.   Results of Votes of Security Holders                                   22
Item 6.   Exhibits and Reports on Form 8-K                                       23










                        PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                    TRITON ENERGY LIMITED AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)





                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                 JUNE 30,                        JUNE 30,
                                                     ------------------------------  -----------------------------
                                                                    1996      1995                1996       1995
                                                     --------------------  --------  ------------------  ---------
SALES AND OTHER OPERATING REVENUES:
Oil and gas sales                                    $            31,170   $28,334   $          62,769   $ 47,798
Other operating revenues                                             ---       170               4,182        457

                                                     --------------------  --------  ------------------  ---------
                                                                  31,170    28,504              66,951     48,255
                                                     --------------------  --------  ------------------  ---------
COSTS AND EXPENSES:
Operating expenses                                                 9,622     9,024              19,163     17,104
General and administrative                                         6,777     6,767              14,461     12,592
Depreciation, depletion and amortization                           5,663     5,810              12,064     10,468
                                                     --------------------  --------  ------------------  ---------
                                                                  22,062    21,601              45,688     40,164
                                                     --------------------  --------  ------------------  ---------

OPERATING INCOME                                                   9,108     6,903              21,263      8,091

Interest income                                                    1,877     1,586               3,711      2,822
Interest expense                                                  (4,294)   (5,976)             (9,992)   (11,510)
Equity in earnings (loss) of affiliate                               164    (2,150)                118        777
Other income, net                                                  7,839     7,560              11,638     10,167
                                                     --------------------  --------  ------------------  ---------
                                                                   5,586     1,020               5,475      2,256
                                                     --------------------  --------  ------------------  ---------
EARNINGS  FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES AND EXTRAORDINARY ITEM                             14,694     7,923              26,738     10,347
Income tax expense                                                 1,998     2,916               2,691      5,693
                                                     --------------------  --------  ------------------  ---------
EARNINGS FROM CONTINUING OPERATIONS
  BEFORE EXTRAORDINARY ITEM                                       12,696     5,007              24,047      4,654
DISCONTINUED OPERATIONS:
Loss from operations                                                 ---      (656)                ---     (1,858)
Loss on disposal                                                     ---    (1,963)                ---     (1,963)
                                                     --------------------  --------  ------------------  ---------
EARNINGS BEFORE EXTRAORDINARY ITEM                                12,696     2,388              24,047        833
Extraordinary item - extinguishment of debt                         (434)      ---                (434)       ---
                                                     --------------------  --------  ------------------  ---------
NET EARNINGS                                                      12,262     2,388              23,613        833
Dividends on preference shares                                       ---       ---                 772        449
                                                     --------------------  --------  ------------------  ---------
EARNINGS APPLICABLE TO ORDINARY SHARES               $            12,262   $ 2,388   $          22,841   $    384
                                                     --------------------  --------  ------------------  ---------

Average ordinary and equivalent shares outstanding                36,733    35,756              36,669     35,477
                                                     --------------------  --------  ------------------  ---------
EARNINGS (LOSS) PER ORDINARY SHARE:
Continuing operations                                $              0.34   $  0.14   $            0.63   $   0.12
Discontinued operations                                              ---     (0.07)                ---      (0.11)
Extraordinary item                                                 (0.01)      ---               (0.01)       ---
                                                     --------------------  --------  ------------------  ---------
NET EARNINGS                                         $              0.33   $  0.07   $            0.62   $   0.01
                                                     --------------------  --------  ------------------  ---------



    See accompanying notes to condensed consolidated financial statements.

                  TRITON  ENERGY  LIMITED  AND  SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)







                                                                        JUNE 30,
ASSETS                                                                    1996       DECEMBER 31,
                                                                      (UNAUDITED)       1995
                                                                     ------------  --------------
Current assets:
Cash and equivalents                                                 $    29,285   $      49,050
Short-term marketable securities                                          12,498          42,419
Receivables                                                               48,511          23,187
Inventories, prepaid expenses and other                                    4,064           4,128
                                                                     ------------  --------------

Total current assets                                                      94,358         118,784
Long-term marketable securities                                              ---           3,985
Property and equipment, at cost, less accumulated depreciation and
     depletion of $44,918 and $264,796, respectively                     606,099         524,381
Investments and other assets                                             181,824         177,017
                                                                     ------------  --------------
                                                                     $   882,281   $     824,167
                                                                     ------------  --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt                               $    10,013   $       1,313
Accounts payable and accrued liabilities                                  54,039          31,873
                                                                     ------------  --------------
Total current liabilities                                                 64,052          33,186
                                                                     ------------  --------------

Long-term debt, excluding current installments                           399,393         401,190
Deferred income taxes                                                     37,198          29,897
Deferred income and other                                                102,825         113,869
Convertible debentures due to employees                                      ---             ---

Shareholders' equity:
Preference shares                                                          8,840          14,109
Ordinary shares, par value $0.01                                             362          35,927
Additional paid-in capital                                               563,348         516,326
Accumulated deficit                                                     (287,681)       (311,294)
Foreign currency translation adjustment                                   (6,036)         (8,616)
Other                                                                        (19)            (89)
                                                                     ------------  --------------
                                                                         278,814         246,363
Less cost of ordinary shares in treasury                                       1             338
                                                                     ------------  --------------
Total shareholders' equity                                               278,813         246,025

Commitments and contingencies (Note 7)                                       ---             ---
                                                                     ------------  --------------
                                                                     $   882,281   $     824,167
                                                                     ------------  --------------







The Company uses the full cost method to account for its oil and gas producing activities.
    See accompanying notes to condensed consolidated financial statements.

                    TRITON ENERGY LIMITED AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                (IN THOUSANDS)
                                 (UNAUDITED)







                                                                    1996       1995
                                                               ----------  ---------
Cash flows from operating activities:

Net earnings                                                   $  23,613   $    833
Adjustments to reconcile net earnings  to net cash provided
    by operating activities:
Depreciation, depletion and amortization                          12,064     10,708
Amortization of debt discount                                      9,992     11,404
Amortization of unearned revenue                                  (4,053)      (700)
Proceeds from forward oil sale                                       ---     86,610
Gain on sale of assets                                            (4,172)       ---
Equity in (earnings) losses of affiliate                            (118)      (777)
Deferred income taxes and other                                     (166)     9,062
Changes in working capital pertaining to operating activities     14,073     (9,710)
                                                               ----------  ---------

Net cash provided by operating activities                         51,233    107,430
                                                               ----------  ---------

Cash flows from investing activities:
Capital expenditures and investments                            (121,214)   (68,212)
Purchase of investments and marketable securities                    ---    (25,701)
Proceeds from sale of marketable securities                       30,007     10,050
Proceeds from sale of assets                                      25,409        ---
Proceeds from sale of discontinued operations                        ---      2,100
Other                                                             (1,321)      (684)
                                                               ----------  ---------

Net cash used by investing activities                            (67,119)   (82,447)
                                                               ----------  ---------

Cash flows from financing activities:
Short-term borrowings, net                                           ---    (10,000)
Proceeds from long-term debt                                      43,601     59,726
Payments on long-term debt                                       (49,295)       ---
Payments on debt of discontinued operations                          ---     (2,004)
Issuance of ordinary shares                                        3,111      4,672
Other                                                               (781)    (1,757)
                                                               ----------  ---------

Net cash provided (used) by financing activities                  (3,364)    50,637
                                                               ----------  ---------


Effect of exchange rate changes on cash and equivalents             (515)      (891)
                                                               ----------  ---------

Net (decrease) increase in cash and equivalents                  (19,765)    74,729
Cash and equivalents at beginning of period                       49,050     22,341
                                                               ----------  ---------

Cash and equivalents at end of period                          $  29,285   $ 97,070
                                                               ----------  ---------









  See accompanying notes to condensed consolidated financial statements.








                    TRITON ENERGY LIMITED AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        SIX MONTHS ENDED JUNE 30, 1996
                                (IN THOUSANDS)
                                 (UNAUDITED)








                                                                    ADDITIONAL
                                          PREFERENCE    ORDINARY    PAID-IN       ACCUMULATED              TREASURY
                                          SHARES        SHARES      CAPITAL       DEFICIT        OTHER     SHARES
                                          ------------  ----------  ------------  -------------  --------  ----------
Balance at
      December 31, 1995                   $    14,109   $  35,927   $   516,326   $   (311,294)  $(8,705)  $    (338)
Net income                                        ---         ---           ---         23,613       ---         ---
Foreign currency translation
     adjustment                                   ---         ---           ---            ---     1,600         ---
Dividends on preference shares                    ---         ---          (772)           ---       ---         ---
Conversion of preference shares                (5,269)        153         5,116            ---       ---         ---
Reduction in par value                            ---     (35,799)       35,595            ---       ---         204
Stock issue costs                                 ---         ---        (2,831)           ---       ---         ---
Sale of Crusader shares                           ---         ---         4,053            ---       980         ---
Exercise of employee stock
    options and debentures                        ---          81         5,569            ---       ---         ---
Other                                             ---         ---           292            ---        70         133
                                          ------------  ----------  ------------  -------------  --------  ----------
Balance at June 30, 1996                  $     8,840   $     362   $   563,348   $   (287,681)  $(6,055)  $      (1)
                                          ------------  ----------  ------------  -------------  --------  ----------



                                          TOTAL
                                          SHAREHOLDERS'
                                          EQUITY
                                          ---------------
Balance at
      December 31, 1995                   $      246,025
Net income                                        23,613
Foreign currency translation
     adjustment                                    1,600
Dividends on preference shares                      (772)
Conversion of preference shares                      ---
Reduction in par value                               ---
Stock issue costs                                 (2,831)
Sale of Crusader shares                            5,033
Exercise of employee stock
    options and debentures                         5,650
Other                                                495
                                          ---------------
Balance at June 30, 1996                  $      278,813
                                          ---------------
















  See accompanying notes to condensed consolidated financial statements.










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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments of a normal recurring nature necessary to present fairly the Company's financial position as of June 30, 1996, and the results of its operations for the three and six months ended June 30, 1996 and 1995, its cash flows for the six months ended June 30, 1996 and 1995, and shareholders' equity for the six months ended June 30, 1996. The results of operations for the three and six months ended June 30, 1996 and 1995, are not necessarily indicative of the final results to be expected for the full year.

The condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements, which are included as part of TEC's Annual Report on Form 10-K for the year ended December 31, 1995.

Certain other previously reported financial information has been reclassified to conform to the current period's presentation.

2.     ASSET  DISPOSITIONS

In June 1996, the Company sold approximately 20% of its shareholdings in Crusader Limited ("Crusader") for $13.5 million, following the exercise of an option granted to an unrelated third party in conjunction with a May 1996 take-over bid by the same party for the outstanding shares of Crusader. The Company recorded a gain of $1.7 million in other income and an increase to additional paid-in capital of $4.1 million, representing the Company's proportion of TEL ordinary shares owned by Crusader which were previously treated as owned by TEL. The cash proceeds, which were received in July, were recorded in current receivables at June 30, 1996.

In March 1996, the Company sold its royalty interests in U.S. properties for $23.8 million based on an effective date of January 1, 1996. The Company recorded the resulting gain of $4.1 million in other operating revenues.

In March 1996, the Company executed an agreement with Deminex Colombia Petroleum GmbH ("Deminex") providing Deminex the right to earn a 50% interest in the El Pinal, Guayabo A and B, and Las Amelias contract areas of Colombia. Deminex has paid approximately $13 million into an escrow account that will be released to the Company upon receiving approval of Deminex' participation from the Colombian government. The escrow amount has been recorded as a current receivable at June 30, 1996.

In  March  1995, Crusader completed the sale of  Saracen Minerals for proceeds of $14.3 million. This sale resulted in a net gain to the Company of approximately $3.8 million, which is included in equity in earnings of affiliate.

3.      DISCONTINUED  OPERATIONS

In June 1995, the Company sold the assets of its subsidiary, Jet East, Inc., for $2.9 million in cash and a note and realized a loss of $1.4 million on the sale. The Company accrued $.6 million for costs associated with final disposal of the segment. The Condensed Consolidated Statements of Operations for the three and six months ended June 30, 1995 reflect the aviation sales and services segment as discontinued operations. Revenues from the aviation sales and services segment for the three and six months ended June 30, 1995 were $2.2 million and $4 million, respectively.

4.      CASH  RECEIPTS  FROM  SETTLEMENT  OF  LITIGATION

In the six months ended June 30, 1996 and 1995, the Company received cash of $7.6 million and $7.2 million, respectively, for settlement of litigation in which the Company was plaintiff. The settlements were recorded in other income.

5.      EXTINGUISHMENT  OF  DEBT

In June 1996, the Company purchased in the open market $10 million face value of its Senior Subordinated Discount Notes due November 1, 1997 ("1997 Notes"), and recorded an extraordinary after-tax expense of $.4 million. At June 30, 1996, the settlement amount of approximately $9.1 million was recorded in accounts payable and accrued liabilities.

6.      PETROLEUM  PRICE  RISK  MANAGEMENT

In the normal course of business, the Company enters into financial and commodity market transactions for purposes other than trading to manage its exposure to commodity price risk. As a result of such transactions to date, the Company has set the price benchmark on approximately 29% of its projected Colombian oil production from July 1996 through June 1997 at a weighted average West Texas Intermediate ("WTI") benchmark price of $18.32 per barrel.

In anticipation of entering into a forward oil sale, the Company purchased from a creditworthy counterparty call options to retain the ability to benefit from future WTI prices above $20.42 per barrel. The volumes and expiration dates on the call options coincide with the volumes and delivery dates of the forward oil sale, which has delivery terms of 58,425 barrels per month through March 1997 and 254,136 barrels per month from April 1997 to March 2000. During the three and six months ended June 30, 1996, the Company recorded an unrealized (loss) gain of ($1.5 million) and $.6 million, respectively, as other income related to the change in the fair market value of the call options. Future fluctuations in the fair market value of the call options will continue to affect other income as noncash adjustments.

7.     COMMITMENTS  AND  CONTINGENCIES

Continued development of the Cusiana and Cupiagua fields (the "Fields") in Colombia, including drilling and construction of additional production
facilities,  will  require  significant  capital.    In  1995  and  1996,
Carigali-Triton Operating Company ("CTOC") discovered gas and oil with its first six wells on Block A-18 in the Malaysia-Thailand Joint Development Area in the Gulf of Thailand. Further exploration and development activities on Block A-18, as well as exploratory drilling in other countries, will also require substantial capital. The Company's capital budget for the year ending December 31, 1996 is approximately $260 million, excluding capitalized interest, of which approximately $157 million relates to the Fields, $34 million relates to Block A-18, $40 million relates to the Company's exploration and drilling program in other parts of the world and $29 million relates to capital contributions to Oleoducto Central S.A. ("OCENSA"). Capital requirements for full field development of the Fields are expected to continue at substantial levels into 1997 and capital requirements for exploration and development relating to Block A-18 are expected to increase significantly into 1998.

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

GUARANTEES

At June 30, 1996, the Company had provided guarantees of loans of approximately $6.1 million for a Colombian pipeline company in which the Company has an ownership interest and guaranteed performance of $3.8 million in future exploration expenditures in various countries. These commitments are backed by letters of credit and bank guarantees.

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

8.          TRITON  ENERGY  CORPORATION  FINANCIAL  INFORMATION

Following the Reorganization, TEC ceased filing periodic reports with the Commission. TEC's 9 3/4% Senior Subordinated Discount Notes due December 15, 2000 and 1997 Notes remain outstanding and are fully guaranteed by Triton Energy Limited. The following table sets forth certain summarized financial information of TEC and its subsidiaries (in thousands):



                        JUNE 30,   DECEMBER 31,
                          1996         1995
                        ---------  -------------
Current assets          $  63,971  $     118,784
Noncurrent assets         882,511        705,383
                        ---------  -------------
Total                   $ 946,482  $     824,167
                        ---------  -------------

Current liabilities     $  59,706  $      33,186
Noncurrent liabilities    571,476        544,956
Stockholders' equity      315,300        246,025
                        ---------  -------------
Total                   $ 946,482  $     824,167
                        ---------  -------------





                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                  JUNE 30,                        JUNE 30,
                                     ------------------------------  ----------------------------
                                                    1996      1995                1996      1995
                                     --------------------  --------  ------------------  --------

Sales and other operating revenues   $            31,170   $28,504   $          66,951   $48,255
Costs and expenses                                14,248    21,601              37,874    40,164
                                     --------------------  --------  ------------------  --------
Operating income                                  16,922     6,903              29,077     8,091
Other income (expense), net                        4,578     1,020               4,467     2,256
                                     --------------------  --------  ------------------  --------
Earnings from continuing operations
  before income taxes                             21,500     7,923              33,544    10,347
Income tax expense                                   676     2,916               1,369     5,693
                                     --------------------  --------  ------------------  --------
                                                  20,824     5,007              32,175     4,654
Loss from discontinued operations                    ---    (2,619)                ---    (3,821)
                                     --------------------  --------  ------------------  --------
Earnings before extraordinary item                20,824     2,388              32,175       833
Extraordinary item                                  (434)      ---                (434)      ---
                                     --------------------  --------  ------------------  --------
Net earnings                         $            20,390   $ 2,388   $          31,741   $   833
                                     --------------------  --------  ------------------  --------




9.          CERTAIN  FACTORS  THAT  COULD  AFFECT  FUTURE  OPERATIONS

Certain statements in this report, including statements of the Company's and management's expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis of Financial Condition and Results of Operations" and these Notes to Condensed Consolidated Financial Statements, are forward-looking statements, as defined in Section 21D of the Securities Exchange Act of 1934, that are dependent on certain events, risks and uncertainties that may be outside the Company's control. These forward-looking statements include statements of management's plans and objectives for the Company's future operations and statements of future economic performance; information regarding drilling schedules, expected or planned production or transportation capacity, the future construction or upgrades of pipelines (including costs), when the Cusiana and Cupiagua fields might become self-financing, future production of the Cusiana and Cupiagua fields, the negotiation of a gas sales contract and commencement of production in Malaysia-Thailand, the Company's capital budget and future capital requirements, the Company's meeting its future capital needs, the Company's realization of its deferred tax asset, the level of future expenditures for environmental costs and the outcome of regulatory and litigation matters; and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including those described in the context of such forward-looking statements, as well as those presented below.

CERTAIN  FACTORS  RELATING  TO  THE  OIL  AND  GAS  INDUSTRY

The Company's strategy is to focus its exploration activities on what the Company believes are relatively high-potential prospects. No assurance can be given that these prospects contain significant oil and gas reserves or that the Company will be successful in its exploration activities thereon. The Company follows the full cost method of accounting for exploration and development of oil and gas reserves whereby all productive and nonproductive costs are capitalized. Costs related to acquisition, holding and initial exploration of concessions in countries with no proved reserves are initially capitalized, including internal costs directly identified with acquisition, exploration and development activities. The Company's exploration concessions are periodically assessed for impairment on a country by country basis. If the Company's investment in exploration concessions within a country where no proved reserves are assigned is deemed to be impaired, the concessions are written down to estimated recoverable value. If the Company abandons all exploration efforts in a country where no proved reserves are assigned, all exploration costs associated with the country are expensed.
The Company's assessment of whether its investment within a country is impaired and whether exploration activities within a country will be abandoned are made from time to time based on its review and assessment of drilling results, seismic data and other information it deems relevant. Due to the unpredictable nature of exploration drilling activities, the amount and timing of impairment expense are difficult to predict with any certainty. Financial information concerning the Company's assets, including capitalized costs by geographic area, is set forth in Note 21 of Notes to Consolidated Financial Statements in TEC's Annual Report on Form 10-K for the year ended December 31, 1995.

The markets for oil and natural gas historically have been volatile and are likely to continue to be volatile in the future. Oil and natural gas prices have been subject to significant fluctuations during the past several decades in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond the control of the Company. These factors include the level of consumer product demand, weather conditions, domestic and foreign government regulations, political conditions in the Middle East and other production areas, the foreign supply of oil and natural gas, the price and availability of alternative fuels, and overall economic conditions. It is impossible to predict future oil and gas price movements with any certainty.

The Company's oil and gas business is also subject to all of the operating risks normally associated with the exploration for and production of oil and gas, including, without limitation, blowouts, cratering, pollution, earthquakes, labor disruptions and fires, each of which could result in substantial losses to the Company due to injury or loss of life and damage to or destruction of oil and gas wells, formations, production facilities or other properties. In accordance with customary industry practices, the Company maintains insurance coverage limiting financial loss resulting from certain of these operating hazards. Losses and liabilities arising from uninsured or underinsured events would reduce revenues and increase costs to the Company. There can be no assurance that any insurance will be adequate to cover losses or liabilities. The Company cannot predict the continued availability of insurance, or its availability at premium levels that justify its purchase.

The Company's oil and gas business is also subject to laws, rules and regulations in the countries in which it operates, which generally pertain to production control, taxation, environmental and pricing concerns, and other matters relating to the petroleum industry. There can be no assurance that present or future regulation will not adversely affect the operations of the Company. Many jurisdictions have at various times imposed limitations on the production of natural gas and oil by restricting the rate of flow for oil and natural gas wells below their actual capacity.

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

CERTAIN  FACTORS  RELATING  TO  COLOMBIA

The Company is a participant in significant oil and gas discoveries located in the Llanos Basin in the foothills of the Andes Mountains, approximately 160 kilometers (100 miles) northeast of Bogota, Colombia. The Company owns interests in three contiguous areas known as the Santiago de las Atalayas
("SDLA"), Tauramena and Rio Chitamena contract areas. Well results to date indicate that significant oil and gas deposits lie across the Cusiana and Cupiagua fields.

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

Full development of reserves in the Cusiana and Cupiagua fields will take more than one year and require additional drilling and extensive production facilities, which in turn will require significant additional capital expenditures, the ultimate amount of which cannot be predicted. Pipelines connect the major producing fields in Colombia to export facilities and to refineries. These pipelines are in the process of being upgraded and expanded to accommodate production from the Cusiana and Cupiagua fields.

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

Colombia is also among 31 nations whose progress in stemming the production and transit of illegal drugs is subject to annual certification by the President of the United States. In March 1996, the President of the United States announced that Colombia would neither be certified nor granted a national interest waiver. The consequences of the failure to receive certification generally include the following: all bilateral aid, except anti-narcotics and humanitarian aid, has been or will be suspended; the Export-Import Bank of the United States ("EXIM") and the Overseas Private Investment Corporation will not approve financing for new projects in Colombia, although the Company believes that currently approved EXIM financings have not been affected to date and are not expected to be affected; U.S. representatives at multilateral lending institutions will be required to vote against all loan requests from Colombia, although such votes will not constitute vetoes; and the President of the United States and Congress retain the right to apply future trade sanctions. Each of these consequences of the failure to receive such certification could result in adverse economic consequences in Colombia and could further heighten the political and economic risks associated with the Company's operations in Colombia.

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

10.     SUBSEQUENT  EVENT

In July 1996, the Company sold its remaining interest in Crusader for cash proceeds of approximately $55.5 million. In the third quarter, the Company expects to record a gain of approximately $8.6 million and an increase to additional paid-in capital of $16.3 million, representing the Company's proportion of TEL ordinary shares owned by Crusader which were previously treated as owned by TEL.









          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS




          LIQUIDITY, CAPITAL REQUIREMENTS AND FUNDING ALTERNATIVES

     Cash, cash equivalents and marketable securities totaled $41.8 million and $95.5 million at June 30, 1996 and December 31, 1995, respectively. Working capital was $30.3 million at June 30, 1996, a decrease of $55.3 million from December 31, 1995. In July 1996, the Company sold its remaining interest in Crusader for cash proceeds of approximately $55.5 million.

     The Company's capital expenditures and other capital investments were $121.2 million for the six months ended June 30, 1996, primarily for exploration and development of the Cusiana and Cupiagua fields (the "Fields") in Colombia and Block A-18 in the Malaysia-Thailand Joint Development Area in the Gulf of Thailand. The capital spending program for the six months ended June 30, 1996 was funded with cash flow from operations, net proceeds from marketable securities ($30 million) and asset sales ($25.4 million).

     During the first quarter of 1996, the Company borrowed approximately $45 million under a credit facility supported by a guarantee of the Export-Import Bank of the United States. The proceeds were used primarily to reduce other long-term debt. In addition, as a result of the Company's sale of its remaining interest in Crusader in July 1996 and in anticipation of negotiating a new unsecured revolving credit facility, the Company reduced the borrowing capacity under its existing long-term revolving credit facility to approximately $22 million.

     Continued development of the Fields, including drilling and construction of additional production facilities, will require significant capital. In 1995 and 1996, Carigali-Triton Operating Company ("CTOC") discovered gas and oil on its first five wells on Block A-18 in the Malaysia-Thailand Joint Development Area in the Gulf of Thailand. Further exploration and development activities on Block A-18, as well as exploratory drilling in other countries, also will require substantial capital. The Company's capital budget for the year ending December 31, 1996 is approximately $260 million, excluding capitalized interest, of which approximately $157 million relates to the Fields, $34 million relates to Block A-18, $40 million relates to the Company's exploration and drilling program in other parts of the world and $29 million relates to capital contributions to Oleoducto Central S.A. ("OCENSA").
 Capital requirements for full field development of the Fields are expected to continue at substantial levels into 1997, and capital requirements for exploration and development relating to Block A-18 are expected to increase significantly into 1998. As part of the Company's exploration program for the remainder of the year ending December 31, 1996, the Company plans to drill one exploration well and one exploration workover well in Argentina and one exploration well in the Yumeca trend of the El Pinal license in Colombia.

     In December 1994, the Company, along with other investors, formed an independent company, OCENSA, to own, expand, finance and operate a pipeline system from the Fields to the Caribbean port of Covenas. The Company's equity ownership percentage is 9.6%. OCENSA's capitalization plan contemplates an ultimate capital structure of approximately 30% equity from the Company and other investors and 70% debt. OCENSA has raised significant amounts of debt in separate tranches supported by various agreements with the Company or its partners as the case may be (relating, in particular, to tariffs on each partner's pipeline throughput). The Company assisted OCENSA in raising one such tranche for $65 million in April 1996 and another tranche for $60 million in 1995, which are supported by the Company's tariff commitments for its share of production from the Fields. The Company has no further obligation to assist OCENSA in obtaining additional debt financing. Based on OCENSA's current plan, the Company believes OCENSA should not need to incur additional indebtedness to complete expansion of the pipeline system; however, no assurance can be given that OCENSA will not need to raise additional funds.

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

                           RESULTS OF OPERATIONS

     Sales  volumes  and  average  prices  realized  were  as  follows:




                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                      JUNE 30,                     JUNE 30,
                                          ---------------------------  -------------------------
                                                         1996    1995               1996    1995
                                          -------------------  ------  -----------------  ------
Sales volumes
Oil (MBbls), excluding forward oil sale                 1,407   1,549              2,948   2,758
Gas (MMcf)                                                 51     317                578     551
Forward oil sale (MBbls delivered)                        176      58                351      58
Weighted average price realized:
Oil (per Bbl)                             $             19.63  $17.33  $           18.80  $16.67
Gas (per Mcf)                             $              1.78  $ 1.51  $            1.30  $ 1.55



                  THREE MONTHS ENDED JUNE 30, 1996 AND 1995

Sales  and  other  operating  revenues

     Revenues in Colombia increased by $7.8 million in 1996 primarily due to higher oil production ($4 million) and higher oil prices resulting from batching of Cusiana crude and more favorable market conditions ($3.8 million). Sales volumes in Colombia, including barrels delivered under the forward oil sale, increased from 1,315,000 barrels in 1995 to 1,546,000 barrels even though the Company received 277,000 fewer barrels in 1996 as reimbursement of pre-commerciality costs related to the Cusiana Field. Oil and gas sales from properties sold in late 1995 and early 1996 aggregated $5 million in 1995.

Costs  and  Expenses

     Operating expenses increased $.6 million in 1996, while depreciation, depletion and amortization decreased $.1 million. Higher production in Colombia increased operating expenses by $3.4 million and depreciation, depletion and amortization by $.7 million. Also, the 1995 results included operating expenses and depletion from disposed properties of $2.7 million and $1.2 million, respectively. The Company's operating costs per equivalent barrel were $6.15 and $6.62 in 1996 and 1995, respectively.

Other  Income  and  Expenses

     Interest expense decreased $1.7 million in 1996 due to higher interest capitalization of $2.5 million resulting from construction of support equipment and facilities in the Fields and greater exploration activities. Gross interest expense increased $.8 million in 1996 to $10.7 million due to higher debt outstanding.

     Equity in earnings (loss) from affiliate for 1995 included a $2.7 million loss which represented the Company's equity share of $5.3 million paid to holders of Crusader's 12% Convertible Subordinated Unsecured Notes (the "Convertible Notes") to effect early redemption to Crusader common stock.

     Other income in 1996 included a $7.6 million benefit for settlement of a lawsuit in which the Company was plantiff, a $1.7 million gain on the sale of approximately 20% of the Company's shareholdings in Crusader and a $1.5 million noncash charge representing the change in fair market value of call options purchased in anticipation of a forward oil sale in May 1995. Other income in 1995 included a $5.3 million benefit for settlement of a lawsuit and a $2.9 million gain for cash received as part of the early redemption of the Crusader Convertible Notes.

                   SIX MONTHS ENDED JUNE 30, 1996 AND 1995

Sales  and  Other  Operating  Revenues

     Revenues in Colombia increased by $23.5 million in 1996 primarily due to higher oil production ($15.7 million) and higher oil prices resulting from batching of Cusiana crude that began in mid-1995 and more favorable market conditions ($7.6 million). Sales volumes in Colombia, including barrels delivered under the forward oil sale, increased from 2,225,000 barrels in 1995 to 3,184,000 barrels in 1996 even though the Company received 490,000 fewer barrels in 1996 as reimbursement of pre-commerciality costs related to the Cusiana Field. Oil and gas sales from properties sold in late 1995 and early 1996 aggregated $8.6 million in 1995.

     Other operating revenues in 1996 included a gain of $4.1 million resulting from the sale of the Company's royalty interests in U.S. properties for $23.8 million based on an effective date of January 1, 1996.

Costs  and  Expenses

     Operating expenses increased $2.1 million in 1996, while depreciation, depletion and amortization increased $1.6 million. Higher production in Colombia increased operating expenses by $7.6 million and depreciation, depletion and amortization by $2.8 million. Also, the 1995 results included operating expenses and depletion for disposed properties of $5.4 million and $1.8 million, respectively. The Company's operating costs per equivalent barrel were $5.84 and $7.39 in 1996 and 1995, respectively.

     General and administrative expenses increased $1.9 million in 1996 primarily due to higher personnel costs and lower capitalization in Colombia. Capitalized general and administrative costs were $11.5 million and $10.1 million in 1996 and 1995, respectively.

Other  Income  and  Expenses

     Interest expense decreased $1.5 million in 1996 due to higher interest capitalization of $3.9 million resulting from construction of support equipment and facilities in the Fields and greater exploration activities. Gross interest expense increased $2.4 million in 1996 to $21.6 million due to higher debt outstanding.

     Other income in 1996 included a $7.6 million benefit for settlement of a lawsuit in which the Company was plaintiff, a $1.7 million gain on the sale of approximately 20% of the Company's shareholdings in Crusader, and a foreign exchange gain of $1.5 million, primarily on deferred tax liabilities in Colombia. Other income in 1995 included $7.2 million received from legal settlements and $2.9 million received from the early redemption of the Crusader Convertible Notes.

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

     The income tax provision for 1996 decreased $3 million, compared with 1995, primarily due to an increased deferred tax benefit in the United States of $5.3 million related to anticipated future utilization of NOLs. Foreign tax expense in 1996 increased $2 million from 1995, mainly due to increased profitability from the Company's Colombian operations.

Extraordinary  Item

     In June 1996, the Company purchased in the open market $10 million face value of its Senior Subordinated Discount Notes due November 1, 1997, and recorded an extraordinary after-tax expense of $.4 million.

Petroleum  Price  Risk  Management

     In the normal course of business, the Company enters into financial and commodity market transactions for purposes other than trading to manage its exposure to commodity price risk. As a result of such transactions to date, the Company has set the price benchmark on approximately 29% of its projected Colombian oil production from July 1996 through June 1997 at a weighted average West Texas Intermediate ("WTI") benchmark price of $18.32 per barrel.

     In anticipation of entering into a forward oil sale, the Company purchased from a creditworthy counterparty call options to retain the ability to benefit from future WTI price increases above $20.42 per barrel. The volumes and expiration dates on the call options coincide with the volumes and delivery dates of the forward oil sale, which has delivery terms of 58,425 barrels per month through March 1997 and 254,136 barrels per month from April 1997 to March 2000. During the three and six months ended June 30, 1996, the Company recorded an unrealized (loss) gain of ($1.5 million) and $.6 million, respectively, as other income related to the change in the fair market value of the call options. Future fluctuations in the fair market value of the call options will continue to affect other income as noncash adjustments.

Subsequent  Event

       In July 1996, the Company sold its remaining interest in Crusader for cash proceeds of approximately $55.5 million. In the third quarter, the Company expects to record a gain of approximately $8.6 million and an increase to additional paid-in capital of $16.3 million, representing the Company's proportion of TEL ordinary shares owned by Crusader which were previously treated as owned by TEL.

CERTAIN  FACTORS  That  Could  Affect  Future  Operations

     Certain statements in this report, including statements of the Company's and management's expectations, intentions, plans and beliefs, are forward-looking statements, as defined in Section 21D of the Securities Exchange Act of 1934, that are dependent on certain events, risks and
uncertainties  that  may  be  outside  the  Company's  control.    These
forward-looking statements include statements of management's plans and objectives for the Company's future operations and statements of future economic performance; information regarding drilling schedules, expected or planned production or transportation capacity, the future construction or upgrades of pipelines (including costs), when the Cusiana and Cupiagua fields might become self-financing, future production of the Cusiana and Cupiagua fields, the negotiation of a gas sales contract and commencement of production in Malaysia-Thailand, the Company's capital budget and future capital requirements, the Company's meeting its future capital needs, the Company's realization of its deferred tax asset, the level of future expenditures for environmental costs and the outcome of regulatory and litigation matters; and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including those described in the context of such forward-looking statements and in the Notes to Condensed Consolidated Financial Statements.








                          PART II. OTHER INFORMATION



ITEM.1.  LEGAL PROCEEDINGS

The Company's subsidiary, Triton Oil & Gas Corp., is among several defendants in two related lawsuits arising out of damages alleged to be the result of a 1988 tidal wave at King Harbor in Redondo Beach, California, and the Company, the subsidiary and other defendants have been sued by the City of Redondo Beach for indemnity for amounts aggregating approximately $8 million it paid to settle certain claims arising out of the same incident. Trial for the city's indemnity lawsuit has been set for January 1997. The Company believes that it and its subsidiary have meritorious defenses and intends to defend the suits vigorously.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders (the "Meeting") on May 7, 1996 at which the shareholders of the Company voted on and approved the following proposals by the votes indicated.

The first proposal was the election of three directors to serve until the third annual meeting of shareholders to occur after the May 7, 1996 meeting or until their respective successors shall have been duly elected and qualified. The directors elected and the votes cast for or withheld were as follows:
Thomas G. Finck (28,818,264 votes for and 242,902 votes withheld), Jesse E. Hendricks (28,800,695 votes for and 260,471 votes withheld), and Michael E. McMahon (28,818,317 votes for and 242,849 votes withheld). The following directors continue in office: Ernest E. Cook, Sheldon R. Erikson, Ray H. Eubank, Fitzgerald S. Hudson, John R. Huff, John P. Lewis, Wellslake D. Morse, Jr. and Edwin D. Williamson.

The other proposals were (1) to adopt the second amendment and restatement of the Company's 1992 Stock Option Plan (the "1992 Plan Restatement"), (2) to adopt an amendment to the Company's Amended and Restated 1985 Restricted Stock Plan (the "1985 Plan Amendment") and (3) to approve the material terms of the performance goals that will be used by the Compensation Committee of the Company's Board of Directors in determining annual bonuses for senior management (the "Performance Goals"). These proposals were approved by the following vote:




                                                           BROKER
                       FOR         AGAINST    ABSTENTIONS  NONVOTES
                       ----------  ---------  -----------  ---------
1992 Plan Restatement  25,873,168  3,149,152       37,846      1,000
1985 Plan Amendment    28,531,097    490,832       38,694        543
Performance Goals      24,540,184    518,417       32,250  3,970,315


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



  3.1  Memorandum of Association of Triton Energy Limited. (19 )
  3.2  Articles of Association of Triton Energy Limited. (19 )
  4.1  Specimen Share Certificate of Ordinary Shares, $0.01 par value, of the Company. (1)
  4.2  Rights Agreement dated as of March 25, 1996, between Triton  Energy Limited and
       Chemical Bank, as Rights Agent, including, as Exhibit A thereto, Resolutions establishing the Junior Preference Shares. (19 )
  4.3  Form of Debt Securities. (2)
  4.4  Proposed Form of Senior Indenture. (2)
  4.5  Proposed Form of Senior Subordinated Indenture. (2)
  4.6  Resolutions authorizing the Company's 5 %  Convertible Preference Shares.  (3)
 10.1  Amended and Restated  Retirement Income Plan. (4)
 10.2  Amended and Restated Supplemental Executive Retirement Income Plan. (5)
 10.3  1981 Employee Non-Qualified Stock Option Plan. (6)
 10.4  Amendment No. 1 to the 1981 Employee Non-Qualified Stock Option Plan. (7)
 10.5  Amendment No. 2 to the 1981 Employee Non-Qualified Stock Option Plan. (6)
 10.6  Amendment No. 3 to the 1981 Employee Non-Qualified Stock Option Plan. (4)
 10.7  1985 Stock Option Plan. (8)
 10.8  Amendment No. 1 to the 1985 Stock Option Plan. (6)
 10.9  Amendment No. 2 to the 1985 Stock Option Plan. (4)
10.10  Amended and Restated 1986 Convertible Debenture Plan. (4)
10.11  1988 Stock Appreciation Rights Plan. (9)
10.12  1989 Stock Option Plan. (10)
10.13  Amendment No. 1 to the 1989 Stock Option Plan. (6)
10.14  Amendment No. 2 to the 1989 Stock Option Plan. (4)
10.15  Second Amended and Restated 1992 Stock Option Plan. (18)
10.16  Form of Amended and Restated Employment Agreement. (5)
10.17  Amended and Restated 1985 Restricted Stock Plan. (4)
10.18  First Amendment to 1985 Amended and Restated Restricted Stock Plan. (11)
10.19  Second Amendment to Amended and Restated 1985 Restricted Stock Plan. (18)
10.20  Executive Life Insurance Plan. (12)
10.21  Long Term Disability Income Plan. (12)
10.22  Amended and Restated Retirement Plan for Directors. (8)
10.23  Amended and Restated Indenture dated as of March 25, 1996 among Triton Energy
       Limited, Triton Energy Corporation and Chemical Bank, with respect to the issuance of
       Senior Subordinated Discount Notes due 1997. (18)
10.24  Amended and Restated Senior Subordinated Indenture by and among Triton Energy
       Limited, Triton Energy Corporation and United States Trust Company of New York,
       dated as of March 25, 1996. (18)
10.25  Contract for Exploration and Exploitation for Santiago de Atalayas I with an effective date of July 1, 1982, between Triton Colombia, Inc., and Empresa Colombiana De
       Petroleos. (8)
10.26  Contract for Exploration and Exploitation for Tauramena with an effective date of July
       4, 1988, between Triton Colombia, Inc. and Empresa Colombiana De Petroleos. (9)
10.27  Summary of Assignment legalized by Public Instrument No. 1255 dated September 15,
       1987 (Assignment is in Spanish language). (9)
10.28  Summary of Assignment legalized by Public Instrument No. 1602 dated June 11,
       1990 (Assignment is in Spanish language). (9)
10.29  Summary of Assignment legalized by Public Instrument No. 2586 dated September 9,
       1992 (Assignment is in Spanish language). (9)
10.30  401(K) Savings Plan. (4)
10.31  Contract between Malaysia-Thailand and Joint Authority and Petronas Carigali
       SDN.BHD. and Triton Oil Company of Thailand relating to Exploration and Produc-
       tion of Petroleum for Malaysia-Thailand Joint Development Area Block A-18. (13)
10.32  Credit Agreement between Triton Energy Corporation and Banque Paribas Houston
       Agency dated as of March 28, 1995, together with related form of revolving credit note. (14)
10.33  First Amendment to Credit Agreement between Triton Energy Corporation and Banque
       Paribas Houston Agency dated May 16, 1995. (15)
10.34  Security Agreement between Triton Energy Corporation and Banque Paribas Houston
       Agency. (14)
10.35  Second Amendment to Credit Agreement and First Amendment to Security Agreement
       between Triton Energy Corporation and Banque Paribas Houston Agency dated August
       11, 1995. (5)
10.36  Third Amendment to Credit Agreement between Triton Energy Corporation and Banque
       Paribas Houston Agency dated September 29, 1995. (5)
10.37  Consent, Waiver and Guaranty among Triton Energy Limited, Triton Energy
       Corporation and Bank Paribas Houston Agency dated as of March 25, 1996. (18)
10.38  Triton Crude Purchase Agreement between Triton Colombia, Inc. and Oil Co., LTD.
       dated May 25, 1995. (16)
10.39  Credit Agreement among Triton Colombia, Inc., Triton Energy Corporation,
       NationsBank, N.A. (Carolinas) and Export-Import Bank of the United States. (11)
10.40  Amendment No. 1 to Credit Agreement among Triton Colombia, Inc., Triton Energy
       Corporation, NationsBank, N.A. (Carolinas) and Export-Import Bank of the United
       States. (11)
10.41  Amendment No. 2 to Credit Agreement among Triton Colombia, Inc., Triton Energy
       Corporation, NationsBank, N.A. (Carolinas) and Export-Import Bank of the United
       States. (18)
10.42  Agreement and Plan of Merger among Triton Energy Corporation, Triton Energy
       Limited and TEL Merger Corp. (11)
 11.1  Computation of Earnings per Share. (20)
 12.1  Computation of Ratio of Earnings to Fixed Charges. (20)
 12.2  Computation of Ratio of Earnings to Combined Fixed Charges and Preference
       Dividends. (20)
 27.1  Financial Data Schedule. (20)
 99.1  Rio Chitamena Association Contract. (17)
 99.2  Rio Chitamena Purchase and Sale Agreement. (17)
 99.3  Integral Plan - Cusiana Oil Structure.  (17)
 99.4  Letter Agreements with co-investor in Colombia. (17)
 99.5  Colombia Pipeline Memorandum of Understanding. (17)
 99.6  Amended and Restated Oleoducto Central S.A. Agreement dated as of March 31, 1995.
       (15)




________________



 (1)  Previously filed as an exhibit to Triton Energy Corporation's Registration
      Statement on Form 8-A dated March 25, 1996 and incorporated herein by reference.
 (2)  Previously filed as an exhibit to Triton Energy Corporation's Registration Statement
      on Form S-3 (No. 33-69230) and incorporated herein by reference.
 (3)  Previously filed as an exhibit to the Company's and Triton Energy Corporation's
      Registration Statement on Form S-4 (No. 333-923) and incorporated herein by
      Reference.
 (4)  Previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on
      Form 10-Q for the quarter ended November 30, 1993 and incorporated by reference herein.
 (5)  Previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.
 (6)  Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form 10-K for the fiscal year ended May 31, 1992 and incorporated herein by reference.
 (7)  Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form 10-K  for the fiscal year ended May 31, 1989 and incorporated herein by reference.
 (8)  Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form 10-K for the fiscal  year ended May 31, 1990 and incorporated herein by reference.
 (9)  Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form 10-K for the fiscal year ended May 31, 1993 and incorporated by reference herein.
(10)  Previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended November 30, 1988 and incorporated by reference herein.
(11)  Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.
(12)  Previously filed as an exhibit to Triton Energy Corporation's Annual Report on
      Form 10-K for the fiscal year ended May 31, 1991 and incorporated herein by reference.
(13)  Previously filed as an exhibit to Triton Energy Corporation's current report on
      Form 8-K dated April 21, 1994 and incorporated by reference herein.
(14)  Previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.
(15)  Previously filed as an exhibit to Triton Energy Corporation's  Quarterly Report on
      Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference.
(16)  Previously filed as an exhibit to Current Report on Triton Energy Corporation's
      Form 8-K dated May 26, 1995 and incorporated herein by reference.
(17)  Previously filed as an exhibit to Triton Energy Corporation's current report on Form 8-K/A dated July 15, 1994 and incorporated herein by reference.
(18)  Previously filed as an exhibit to Triton Energy Limited's Quarterly Report on
      Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference.
(19)  Previously filed as an exhibit to Triton Energy Limited's Registration Statement on Form S-8 (No.333-08005) dated July 11, 1996 and incorporated herein by reference.
(20)  Filed herewith.


     (b)            Reports  on  Form  8-K


On May 20, 1996, Triton Energy Limited filed a Current Report on Form 8-K relating to the takeover bid made by Clyde Petroleum plc for the outstanding shares of Crusader Limited, the Company's 49.9% owned Australia-based oil and gas affiliate.



                                  SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        TRITON  ENERGY  LIMITED


                     By:    /s/  Peter Rugg
                            Peter  Rugg
                            Senior  Vice President and Chief Financial Officer


Date:    August  14,  1996