Form 10-Q
period 1996-09-30
TRITON ENERGY LTD
filed 1996-11-13
CIK 1009404

SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C. 20549
                            -----------------------

                                  FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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




 CAYMAN ISLANDS                NONE
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

                                   YES X                            NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                                            Number of Shares
 Title of Each Class                        Outstanding at  October 31, 1996
------------------------------------------  --------------------------------
Ordinary Shares, par value $0.01 per share                        36,334,517
------------------------------------------  --------------------------------






                    TRITON ENERGY LIMITED AND SUBSIDIARIES
                                    INDEX










PART I.   FINANCIAL INFORMATION                                            PAGE NO.
                                                                           --------
Item 1.   Financial Statements
          Condensed Consolidated Statements of Operations -
          Three and nine months ended September 30, 1996 and 1995                 2
          Condensed Consolidated Balance Sheets -
          September 30, 1996 and December 31, 1995                                3
          Condensed Consolidated Statements of Cash Flows -
          Nine months ended September 30, 1996 and 1995                           4
          Condensed Consolidated Statement of Shareholders' Equity -
          Nine months ended September 30, 1996                                    5
          Notes to Condensed Consolidated Financial Statements                    6
Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                  16
PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings                                                      22
Item 6.   Exhibits and Reports on Form 8-K                                       23
















                        PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                    TRITON ENERGY LIMITED AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)






                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                                     ------------------------------  ------------------------------
                                                                    1996      1995                 1996       1995
                                                     --------------------  --------  -------------------  ---------
SALES AND OTHER OPERATING REVENUES:
Oil and gas sales                                    $            30,780   $32,385   $           93,549   $ 80,183
Other operating revenues                                             ---       201                4,182        658
                                                     --------------------  --------  -------------------  ---------
                                                                  30,780    32,586               97,731     80,841
                                                     --------------------  --------  -------------------  ---------
COSTS AND EXPENSES:
Operating                                                          8,872    10,106               28,035     27,210
General and administrative                                         4,972     6,390               19,433     18,982
Depreciation, depletion and amortization                           5,972     7,129               18,036     17,597
                                                     --------------------  --------  -------------------  ---------
                                                                  19,816    23,625               65,504     63,789
                                                     --------------------  --------  -------------------  ---------

OPERATING INCOME                                                  10,964     8,961               32,227     17,052

Interest income                                                    2,015     2,894                5,726      5,716
Interest expense                                                  (3,330)   (6,700)             (13,322)   (18,210)
Equity in earnings (loss) of affiliate                               ---    (1,791)                 118     (1,014)
Other income, net                                                 11,248     2,145               22,886     12,312
                                                                   9,933    (3,452)              15,408     (1,196)
                                                     --------------------  --------  -------------------  ---------
EARNINGS  FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES AND EXTRAORDINARY ITEM                             20,897     5,509               47,635     15,856
Income tax expense                                                 1,348     4,230                4,039      9,923
                                                     --------------------  --------  -------------------  ---------
EARNINGS FROM CONTINUING OPERATIONS
  BEFORE EXTRAORDINARY ITEM                                       19,549     1,279               43,596      5,933
DISCONTINUED OPERATIONS:
Loss from operations                                                 ---       ---                  ---     (1,858)
Loss on disposal                                                     ---       ---                  ---     (1,963)
                                                     --------------------  --------  -------------------  ---------
EARNINGS BEFORE EXTRAORDINARY ITEM                                19,549     1,279               43,596      2,112
Extraordinary item - extinguishment of debt                         (762)      ---               (1,196)       ---
                                                     --------------------  --------  -------------------  ---------
NET EARNINGS                                                      18,787     1,279               42,400      2,112
Dividends on preference shares                                       213       353                  985        802
                                                     --------------------  --------  -------------------  ---------
EARNINGS APPLICABLE TO ORDINARY SHARES               $            18,574   $   926   $           41,415   $  1,310
                                                     --------------------  --------  -------------------  ---------

Average ordinary and equivalent shares outstanding                37,097    36,325               36,819     35,761
                                                     --------------------  --------  -------------------  ---------
EARNINGS (LOSS) PER ORDINARY SHARE:
Continuing operations                                $              0.52   $  0.03   $             1.15   $   0.15
Discontinued operations                                              ---       ---                  ---      (0.11)
Extraordinary item                                                 (0.02)      ---                (0.03)       ---
                                                     --------------------  --------  -------------------  ---------
NET EARNINGS                                         $              0.50   $  0.03   $             1.12   $   0.04
                                                     --------------------  --------  -------------------  ---------



    See accompanying notes to condensed consolidated financial statements.

                 TRITON  ENERGY  LIMITED  AND  SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)








ASSETS                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                           1996            1995
                                                                     ---------------  --------------
                                                                         (Unaudited)
Current assets:
Cash and equivalents                                                 $       51,912   $      49,050
Short-term marketable securities                                              3,956          42,419
Receivables                                                                  26,335          23,187
Inventories, prepaid expenses and other                                       7,360           4,128
                                                                     ---------------  --------------

Total current assets                                                         89,563         118,784
Long-term marketable securities                                                 ---           3,985
Property and equipment, at cost, less accumulated depreciation and
     depletion of $49,855 and $264,796, respectively                        659,639         524,381
Investments and other assets                                                163,908         177,017
                                                                     ---------------  --------------
                                                                     $      913,110   $     824,167
                                                                     ---------------  --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt                               $        9,683   $       1,313
Accounts payable and accrued liabilities                                     36,327          23,794
Deferred income                                                              21,679           8,079
                                                                     ---------------  --------------
Total current liabilities                                                    67,689          33,186
                                                                     ---------------  --------------

Long-term debt, excluding current installments                              387,299         401,190
Deferred income taxes                                                        44,105          29,897
Deferred income and other                                                    94,099         113,869
Convertible debentures due to employees                                         ---             ---

Shareholders' equity:
Preference shares                                                             8,516          14,109
Ordinary shares, par value $0.01                                                363          35,927
Additional paid-in capital                                                  582,070         516,326
Accumulated deficit                                                        (268,894)       (311,294)
Other                                                                        (2,135)         (8,705)
                                                                     ---------------  --------------
                                                                            319,920         246,363
Less cost of ordinary shares in treasury                                          2             338
                                                                     ---------------  --------------
Total shareholders' equity                                                  319,918         246,025

Commitments and contingencies (Note 8)                                          ---             ---
                                                                     ---------------  --------------
                                                                     $      913,110   $     824,167
                                                                     ---------------  --------------



The Company uses the full cost method to account for its oil and gas producing activities.
    See accompanying notes to condensed consolidated financial statements.

                    TRITON ENERGY LIMITED AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                (IN THOUSANDS)
                                 (UNAUDITED)







                                                                  1996        1995
                                                               ----------  ----------
Cash flows from operating activities:

Net earnings                                                   $  42,400   $   2,112
Adjustments to reconcile net earnings  to net cash provided
    by operating activities:
Depreciation, depletion and amortization                          18,036      17,848
Amortization of debt discount                                     13,322      18,090
Amortization of unearned revenue                                  (6,078)     (2,702)
Proceeds from forward oil sale                                       ---      86,610
Gain on sale of assets                                           (15,543)     (3,496)
Equity in (earnings) losses of affiliate                            (118)      1,014
Deferred income taxes and other                                       26      12,253
Changes in working capital pertaining to operating activities     16,605      (3,020)
                                                               ----------  ----------

Net cash provided by operating activities                         68,650     128,709
                                                               ----------  ----------
@
Cash flows from investing activities:
Capital expenditures and investments                            (186,071)   (122,377)
Purchase of investments and marketable securities                    ---     (42,365)
Proceeds from sales of marketable securities                      38,507      26,050
Proceeds from sales of assets                                     38,473      16,003
Proceeds from sale of investment in Crusader                      69,583         ---
Proceeds from sale of discontinued operations                        ---       2,100
Other                                                             (2,491)     (5,001)
                                                               ----------  ----------

Net cash used by investing activities                            (41,999)   (125,590)
                                                               ----------  ----------
@
Cash flows from financing activities:
Short-term borrowings, net                                           ---     (10,000)
Proceeds from long-term debt                                      43,601      61,427
Payments on long-term debt                                       (70,566)     (2,048)
Payments on debt of discontinued operations                          ---      (2,004)
Issuance of ordinary shares                                        5,363       6,606
Other                                                             (1,919)     (1,981)
                                                               ----------  ----------

Net cash provided (used) by financing activities                 (23,521)     52,000
                                                               ----------  ----------

@
Effect of exchange rate changes on cash and equivalents             (268)     (1,471)
                                                               ----------  ----------
@
Net increase in cash and equivalents                               2,862      53,648
Cash and equivalents at beginning of period                       49,050      22,341
                                                               ----------  ----------
@
Cash and equivalents at end of period                          $  51,912   $  75,989
                                                               ----------  ----------








  See accompanying notes to condensed consolidated financial statements.








                    TRITON ENERGY LIMITED AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     NINE MONTHS ENDED SEPTEMBER 30, 1996
                                (IN THOUSANDS)
                                 (UNAUDITED)








                                                                    ADDITIONAL
                                          PREFERENCE    ORDINARY    PAID-IN       ACCUMULATED              TREASURY
                                          SHARES        SHARES      CAPITAL       DEFICIT        OTHER     SHARES
                                          ------------  ----------  ------------  -------------  --------  ----------
Balance at
      December 31, 1995                   $    14,109   $  35,927   $   516,326   $   (311,294)  $(8,705)  $    (338)
Net earnings                                      ---         ---           ---         42,400       ---         ---
Foreign currency translation
     adjustment                                   ---         ---           ---            ---     1,598         ---
Dividends on preference shares sharesres          ---         ---          (985)           ---       ---         ---
Conversion of preference shares                (5,593)        153         5,440            ---       ---         ---
Reduction in par value                            ---     (35,783)       35,783            ---       ---         ---
Stock issue costs                                 ---         ---        (2,883)           ---       ---         ---
Sale of Crusader shares                           ---         ---        20,413            ---     4,890         ---
Exercise of employee stock
    options and debentures                        ---          81         7,463            ---       ---         ---
Other                                             ---         (15)          513            ---        82         336
                                          ------------  ----------  ------------  -------------  --------  ----------
Balance at September 30, 1996             $     8,516   $  361363   $  5582,070   $   (268,894)  $(2,135)  $      (2)
                                          ------------  ----------  ------------  -------------  --------  ----------



                                          TOTAL
                                          SHAREHOLDERS'
                                          EQUITY
                                          ---------------
Balance at
      December 31, 1995                   $      246,025
Net earnings                                      42,400
Foreign currency translation
     adjustment                                    1,598
Dividends on preference shares sharesres            (985)
Conversion of preference shares                      ---
Reduction in par value                               ---
Stock issue costs                                 (2,883)
Sale of Crusader shares                           25,303
Exercise of employee stock
    options and debentures                         7,544
Other                                                916
                                          ---------------
Balance at September 30, 1996             $      319,918
                                          ---------------
























  See accompanying notes to condensed consolidated financial statements.



                            TRITON ENERGY LIMITED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)




1.     GENERAL

Triton Energy Limited, a Cayman Islands company ("Triton"), was incorporated in August 1995 to become the parent holding company of Triton Energy Corporation, a Delaware corporation ("TEC"). The term "Company" when used herein means Triton and its subsidiaries and other affiliates through which the Company conducts its business.

On March 25, 1996, the stockholders of TEC approved the merger of a wholly owned subsidiary of Triton with and into TEC (the "Reorganization"). Pursuant to the Reorganization, Triton became the parent holding company of TEC and each share of Common Stock, par value $1.00, and 5% Convertible Preferred Stock of TEC outstanding on March 25, 1996, was converted into one Ordinary Share, par value $.01, and one 5% Convertible Preference Share, respectively, of Triton. The Reorganization has been accounted for as a combination of entities under common control (as if it were a pooling of interests).

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments of a normal recurring nature necessary to present fairly the Company's financial position as of September 30, 1996, and the results of its operations for the three and nine months ended September 30, 1996 and 1995, its cash flows for the nine months ended September 30, 1996 and 1995, and shareholders' equity for the nine months ended September 30, 1996. The results of operations for the three and nine months ended September 30, 1996 and 1995, are not necessarily indicative of the final results to be expected for the full year.

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

In June 1996, the Company sold approximately 20% of its shareholdings in Crusader Limited ("Crusader") for cash proceeds of $13.5 million, following the exercise of an option granted to an unrelated third party in conjunction with a May 1996 take-over bid by the same party for the outstanding shares of Crusader. The Company recorded a gain of $1.7 million in other income and an increase to additional paid-in capital of $4.1 million, representing the Company's proportion of Triton ordinary shares owned by Crusader which were previously treated as owned by Triton.

In July 1996, the Company sold the remainder of its shareholdings in Crusader for cash proceeds of $56.1 million to the same third party. The Company recorded a gain of $8.7 million in other income and an increase in additional paid-in capital of $16.3 million, respresenting the Company's proportion of Triton ordinary shares owned by Crusader that were previously treated as owned by Triton.

On August 18, 1995, the Company sold Triton France S.A. through which it held its interest in the Villeperdue field to an unrelated third party. The
Company received net proceeds, including repayment of intercompany debt, of approximately $16 million and recorded in other income a net gain of approximately $3.5 million and a reduction in shareholders' equity of approximately $3.3 million for the foreign currency translation adjustment.

3.          CASH  RECEIPTS  FROM  SETTLEMENT  OF  LITIGATION

In the nine months ended September 30, 1996 and 1995, the Company received cash totaling $7.6 million and $7.2 million, respectively, for settlement of litigation in which the Company was plaintiff. The settlements were recorded in other income.

4.          EXTINGUISHMENT  OF  DEBT

In  the  quarters  ended  September  30,  1996  and June 30, 1996, the Company purchased in the open market $20 million and $10 million face value, respectively, of its Senior Subordinated Discount Notes due November 1, 1997 ("1997 Notes"). The Company realized an extraordinary after-tax expense in September 1996 and June 1996 of $.8 million and $.4 million, respectively.

5.          DISCONTINUED  OPERATIONS

In June 1995, the Company sold the assets of its subsidiary, Jet East, Inc., for $2.9 million in cash and a note and realized a loss of $1.4 million on the sale. The Company accrued $.6 million for costs associated with final disposal of the segment. The Condensed Consolidated Statement of Operations for the nine months ended September 30, 1995, reflects the aviation sales and services segment as discontinued operations. Revenues from the aviation sales and services segment for the nine months ended September 30, 1995, were $4.7 million.

6.          PETROLEUM  PRICE  RISK  MANAGEMENT

In the normal course of business, the Company enters into financial and commodity market transactions with counterparties it believes to be creditworthy for purposes other than trading, primarily to manage its exposure to commodity price risk. The policy is structured to underpin a portion of the Company's planned revenues and results of operations. As a result of such transactions to date, the Company has set the price benchmark on approximately 23% of its projected Colombian oil production from October 1996 through September 1997 at a weighted average West Texas Intermediate ("WTI") benchmark price of $18.65 per barrel. In addition, the Company has purchased WTI benchmark call options on approximately 14% of its projected Colombian production from October 1996 through September 1997 (excluding the call options purchased in anticipation of a forward oil sale as described below) in order to retain the opportunity to participate in WTI prices above $20.75 per barrel.

In anticipation of entering into a forward oil sale, the Company purchased WTI benchmark call options to retain the ability to benefit from future WTI price increases above a weighted average price of $20.42 per barrel. The volumes and expiration dates on the call options coincide with the volumes and delivery dates of the forward oil sale, which has delivery terms of 58,425 barrels per month through March 1997 and 254,136 barrels per month from April 1997 through March 2000. During the three and nine months ended September 30, 1996, the Company recorded unrealized gains of $5.6 million and $6.2 million, respectively, as other income related to the change in the fair market value of the call options. Future fluctuations in the fair market value of the call options will continue to affect other income as noncash adjustments.

During the nine months ended September 30, 1996, markets provided the Company the opportunity to realize WTI benchmark oil prices on average $3.61 per barrel above the WTI benchmark oil price the Company set as part of its 1996 annual plan. As a result of financial and commodity market transactions settled during the nine months ended September 30, 1996, the Company's risk management program resulted in an average net realization of approximately $1.18 per barrel lower than if the Company had not entered into such transactions.

7.          LONG-TERM  DEBT

On August 30, 1996, the Company signed a $125 million unsecured bank revolving credit facility, which matures on August 30, 1998. Borrowings bear interest at various rates either based on prime or the London Interbank Offered Rate. At September 30, 1996, no funds had been drawn under the revolving credit facility. The revolving credit facility contains financial covenants that include certain limitations on dividends, indebtedness, investments, prepayment of debt, transactions with affiliates, and mergers and acquisitions. Additional provisions include certain mandatory pay-down requirements.

8.          COMMITMENTS  AND  CONTINGENCIES

Completing development of the Cusiana and Cupiagua fields (the "Fields") in Colombia, including drilling and construction of additional production facilities, will require further capital outlays. In 1995 and 1996, the first nine wells on Block A-18 in the Malaysia-Thailand Joint Development Area in the Gulf of Thailand discovered gas and oil. Further development activities on Block A-18, as well as exploratory drilling in other countries, will also require substantial capital. The Company's capital budget for the year ending December 31, 1996, is approximately $260 million, excluding capitalized interest, of which approximately $157 million relates to the Fields, $34 million relates to Block A-18, $40 million relates to the Company's exploration and drilling program in other parts of the world, and $29 million relates to capital contributions to Oleoducto Central S.A. ("OCENSA"). Capital requirements for full-field development of the Fields are expected to continue at substantial levels into 1997, and capital requirements for exploration and development relating to Block A-18 are expected to increase significantly into 1998.

The Company expects to meet capital needs in the future with a combination of some or all of the following: the Company's revolving credit facility, cash flow from its Colombian operations, cash and marketable securities, asset sales, and the issuance of debt and equity securities. The Company's indentures permit the Company to incur total indebtedness (excluding certain permitted indebtedness) of up to 25% of the sum of its indebtedness and market capitalization of its capital stock. The unsecured bank revolving credit facility currently permits the Company to incur total indebtedness of up to $575 million, or more in certain circumstances.

GUARANTEES

At September 30, 1996, the Company had provided guarantees of loans of approximately $5.3 million for a Colombian pipeline company in which the Company has an ownership interest and guaranteed performance of $3.9 million in future exploration expenditures in various countries. These commitments are backed by letters of credit and bank guarantees.

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

9.          TRITON  ENERGY  CORPORATION  FINANCIAL  INFORMATION

Following the Reorganization, TEC ceased filing periodic reports with the Commission. TEC's 9 3/4% Senior Subordinated Discount Notes due December 15, 2000, and 1997 Notes remain outstanding and are fully guaranteed by Triton. The following table sets forth certain summarized financial information of TEC and its subsidiaries (in thousands):



                        SEPTEMBER 30,   DECEMBER 31,
                              1996           1995
                        --------------  -------------
Current assets          $       82,451  $     118,784
Noncurrent assets              868,809        705,383
                        --------------  -------------
Total                   $      951,260  $     824,167
                        --------------  -------------

Current liabilities     $       65,053  $      33,186
Noncurrent liabilities         557,184        544,956
Stockholders' equity           329,023        246,025
                        --------------  -------------
Total                   $      951,260  $     824,167
                        --------------  -------------





                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                     ------------------------------  -----------------------------
                                                    1996      1995                 1996      1995
                                     --------------------  --------  -------------------  --------

Sales and other operating revenues   $            30,361   $32,586   $           97,312   $80,841
Costs and expenses                                17,589    23,625               55,463    63,789
                                     --------------------  --------  -------------------  --------
Operating income                                  12,772     8,961               41,849    17,052
Other income (expense), net                        2,340    (3,452)               6,807    (1,196)
                                     --------------------  --------  -------------------  --------
Earnings from continuing operations
    before income taxes                           15,112     5,509               48,656    15,856
Income tax expense                                   639     4,230                2,008     9,923
                                     --------------------  --------  -------------------  --------
                                                  14,473     1,279               46,648     5,933
Loss from discontinued operations                    ---       ---                  ---    (3,821)
                                     --------------------  --------  -------------------  --------
Earnings before extraordinary item                14,473     1,279               46,648     2,112
Extraordinary item                                  (762)      ---               (1,196)      ---
                                     --------------------  --------  -------------------  --------
Net earnings                         $            13,711   $ 1,279   $           45,452   $ 2,112
                                     --------------------  --------  -------------------  --------


10.          CERTAIN  FACTORS  THAT  COULD  AFFECT  FUTURE  OPERATIONS

Certain statements in this report, including statements of the Company's and management's expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis of Financial Condition and Results of Operations" and these Notes to Condensed Consolidated Financial Statements, are forward-looking statements, as defined in Section 21D of the Securities Exchange Act of 1934, that are dependent on certain events, risks and uncertainties that may be outside the Company's control. These forward-looking statements include statements of management's plans and objectives for the Company's future operations and statements of future economic performance; information regarding drilling schedules, expected or planned production or transportation capacity, the future construction or upgrades of pipelines (including costs), when the Cusiana and Cupiagua fields might become self-financing, future production of the Cusiana and Cupiagua fields, OCENSA's lack of need for additional funds,the negotiation of a gas sales contract and commencement of production in Malaysia-Thailand, the Company's capital budget and future capital requirements, the Company's meeting its future capital needs, the Company's realization of its deferred tax asset, the level of future expenditures for environmental costs and the outcome of regulatory and litigation matters; and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including those described in the context of such forward-looking statements, as well as those presented below.

     CERTAIN  FACTORS  RELATING  TO  THE  OIL  AND  GAS  INDUSTRY

The Company's strategy is to focus its exploration activities on what the Company believes are relatively high-potential prospects. No assurance can be given that these prospects contain significant oil and gas reserves or that the Company will be successful in its exploration activities thereon. The Company follows the full cost method of accounting for exploration and development of oil and gas reserves whereby all productive and nonproductive costs are capitalized. Costs related to acquisition, holding and initial exploration of concessions in countries with no proved reserves are initially capitalized, including internal costs directly identified with acquisition, exploration and development activities. The Company's exploration concessions are periodically assessed for impairment on a country by country basis. If the Company's investment in exploration concessions within a country where no proved reserves are assigned is deemed to be impaired, the concessions are written down to estimated recoverable value. If the Company abandons all exploration efforts in a country where no proved reserves are assigned, all exploration costs associated with the country are expensed. The Company's assessments of whether its investment within a country is impaired and whether exploration activities within a country will be abandoned are made from time to time based on its review and assessment of drilling results, seismic data and other information it deems relevant. Due to the unpredictable nature of exploration drilling activities, the amount and timing of impairment expense are difficult to predict with any certainty. Financial information concerning the Company's assets, including capitalized costs by geographic area, is set forth in Note 21 of Notes to Consolidated Financial Statements in TEC's Annual Report on Form 10-K for the year ended December 31, 1995.

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

The Company is subject to extensive environmental laws and regulations. These laws regulate the discharge of oil, gas or other materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of such materials at various sites. The Company does not believe that its environmental risks are materially different from those of comparable companies in the oil and gas industry. Nevertheless, no assurance can be given that environmental laws and regulations will not, in the future, adversely affect the Company's consolidated results of operations, cash flows or financial position. Pollution and similar environmental risks generally are not fully insurable.

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

     MARKETS

Crude oil, natural gas, condensate, and other oil and gas products generally are sold to other oil and gas companies, government agencies and other industries. The availability of ready markets for oil and gas that might be discovered by the Company and the prices obtained for such oil and gas depend on many factors beyond the Company's control, including the extent of local production and imports of oil and gas, the proximity and capacity of pipelines and other transportation facilities, fluctuating demands for oil and gas, the marketing of competitive fuels, and the effects of governmental regulation of oil and gas production and sales. Pipeline facilities do not exist in certain areas of exploration and, therefore, any actual sales of discovered oil or gas might be delayed for extended periods until such facilities are constructed.

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

Numerous Colombian government officials, including the President of Colombia, are the subjects of investigations and allegations that claim they have accepted illegal campaign contributions. In response to the allegations, the leadership of the opposition Conservative Party withdrew its support of the government, and the Vice President, certain cabinet ministers and ambassadors and a high-ranking military officer have resigned. The Colombian Congress has determined that there was insufficient evidence that the President of Colombia had knowledge of any illegal campaign contributions. Any changes in the holders of significant government offices could have adverse consequences on the Company's relationship with the Colombian national oil company and the Colombian government's ability to control guerrilla activities and could exacerbate the factors relating to foreign operations discussed above.

Colombia is among several nations whose progress in stemming the production and transit of illegal drugs is subject to annual certification by the President of the United States. In March 1996, the President of the United States announced that Colombia would neither be certified nor granted a national interest waiver. The consequences of the failure to receive certification generally include the following: all bilateral aid, except anti-narcotics and humanitarian aid, has been or will be suspended; the Export-Import Bank of the United States and the Overseas Private Investment Corporation will not approve financing for new projects in Colombia; U.S. representatives at multilateral lending institutions will be required to vote against all loan requests from Colombia, although such votes will not constitute vetoes; and the President of the United States and Congress retain the right to apply future trade sanctions. Each of these consequences of the failure to receive such certification could result in adverse economic consequences in Colombia and could further heighten the political and economic risks associated with the Company's operations in Colombia.

     CERTAIN  FACTORS  RELATING  TO  MALAYSIA-THAILAND

The Company is a partner in a significant gas exploration project located in the upper Malay Basin in the Gulf of Thailand approximately 450 kilometers northeast of Kuala Lumpur and 750 kilometers south of Bangkok. The Company is a contractor under a production sharing contract covering Block A-18 of the Malaysia-Thailand Joint Development Area. Test results for the initial exploratory wells indicate that significant gas deposits lie across the block.

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









          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS




          LIQUIDITY, CAPITAL REQUIREMENTS AND FUNDING ALTERNATIVES

     Cash, cash equivalents and marketable securities totaled $55.9 million and $95.5 million at September 30, 1996 and December 31, 1995, respectively. Working capital was $21.9 million at September 30, 1996, a decrease of $63.7 million from December 31, 1995. At September 30, 1996, current liabilities included deferred income totaling $21.7 million related to a forward oil sale consummated in May 1995.

     The Company's capital expenditures and other capital investments were $186 million for the nine months ended September 30, 1996, primarily for exploration and development of the Cusiana and Cupiagua fields (the "Fields") in Colombia and Block A-18 in the Malaysia-Thailand Joint Development Area in the Gulf of Thailand. The capital spending program for the nine months ended September 30, 1996, was funded with cash flow from operations, net proceeds from marketable securities ($38.5 million) and asset sales ($108 million).

     During the nine months ended September 30, 1996, the Company purchased in the open market $30 million face value of its Senior Subordinated Discount Notes due November 1, 1997 ("1997 Notes"). The Company realized an extraordinary after-tax expense of $1.2 million on the purchases.

     During the first quarter of 1996, the Company borrowed approximately $45 million under a credit facility supported by a guarantee of the Export-Import Bank of the United States. The proceeds were used primarily to reduce other long-term debt. On August 30, 1996, the Company signed a $125 million unsecured bank revolving credit facility, which matures on August 30, 1998. Borrowings bear interest at various rates either based on prime or the London Interbank Offered Rate. At September 30, 1996, no funds had been drawn under the revolving credit facility. The revolving credit facility contains
financial  covenants  that  include  certain  limitations  on    dividends,
indebtedness, investments, prepayment of debt, transactions with affiliates, and mergers and acquisitions. Additional provisions include certain mandatory pay-down requirements.

     Completing development of the Fields, including drilling and construction of additional production facilities, will require further capital outlays. In 1995 and 1996, the first nine wells on Block A-18 in the Malaysia-Thailand Joint Development Area in the Gulf of Thailand discovered gas and oil. Further development activities on Block A-18, as well as exploratory drilling in other countries, also will require substantial capital. The Company's capital budget for the year ending December 31, 1996, is approximately $260 million, excluding capitalized interest, of which approximately $157 million relates to the Fields, $34 million relates to Block A-18, $40 million relates to the Company's exploration program in other parts of the world, and $29 million relates to capital contributions to Oleoducto Central S.A. ("OCENSA"). Capital requirements for full-field development of the Fields are expected to continue into 1997, and capital requirements for exploration and development relating to Block A-18 are expected to increase significantly into 1998.

     In December 1994, the Company, along with other investors, formed an independent company, OCENSA, to own, expand, finance and operate a pipeline system from the Fields to the Caribbean port of Covenas. The Company's equity ownership percentage is 9.6%. OCENSA's capitalization plan contemplates an ultimate capital structure of approximately 30% equity from the Company and other investors and 70% debt. OCENSA has raised significant amounts of debt in separate tranches supported by various agreements with the Company or its partners as the case may be (relating, in particular, to tariffs on each partner's pipeline throughput). The Company assisted OCENSA in raising one such tranche for $65 million in April 1996 and another tranche for $60 million in 1995. The tranches are supported by the Company's tariff commitments for its share of production from the Fields. The Company has no further obligation to assist OCENSA in obtaining additional debt financing. Based on OCENSA's current plan, the Company believes OCENSA should not need to incur additional indebtedness to complete expansion of the pipeline system; however, no assurance can be given that OCENSA will not need to raise additional funds.

     At September 30, 1996, the Company had outstanding $210 million face value of its 1997 Notes which will have a maturity date of less than one year subsequent to November 1, 1996.

     The Company expects to meet capital needs in the future with a combination of some or all of the following: the Company's revolving credit facility, cash flow from its Colombian operations, cash and marketable securities, asset sales, and the issuance of debt and equity securities. The Company's indentures permit the Company to incur total indebtedness (excluding certain permitted indebtedness) of up to 25% of the sum of its indebtedness and market capitalization of its capital stock. The unsecured bank revolving credit facility currently permits the Company to incur total indebtedness of up to $575 million, or more in certain circumstances.

                           RESULTS OF OPERATIONS

     Sales  volumes  and  average  prices  realized  were  as  follows:



                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                          ---------------------------  --------------------------
                                                         1996    1995                1996    1995
                                          -------------------  ------  ------------------  ------
Sales volumes
Oil (MBbls), excluding forward oil sale                 1,431   1,798               4,379   4,556
Gas (MMcf)                                                 68     391                 646     942
Forward oil sale (1)  (MBbls delivered)                   175     176                 526     234
Weighted average price realized:
Oil (per Bbl)                             $             18.99  $16.09  $            18.86  $16.43
Gas (per Mcf)                             $              4.22  $ 1.62  $             1.60  $ 1.58




(1) Commencing April 1, 1997, an additional 195,711 barrels of oil per month will be delivered under the forward oil sale. As a result, average revenue per barrel and cash flow from operations will be affected.

                THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Sales  and  other  operating  revenues

     Oil and gas sales in Colombia increased $2.2 million in 1996 primarily due to higher oil prices ($5 million) resulting from more favorable market conditions. Sales volumes in Colombia, including barrels delivered under the forward oil sale, decreased from 1.8 million barrels in 1995 to 1.6 million barrels in 1996, primarily due to .3 million fewer barrels received as reimbursement of pre-commerciality costs related to the Cusiana Field . Oil and gas sales from properties sold in late 1995 and early 1996 aggregated $3.8 million in 1995.

Costs  and  Expenses

     Operating expenses and depreciation, depletion and amortization each decreased $1.2 million in 1996. The Company's operating costs per equivalent barrel were $5.77 and $5.92 in 1996 and 1995, respectively. Higher production in Colombia increased operating expenses by $.9 million, and depreciation, depletion and amortization decreased by $.7 million due to increased reserves. The 1995 results included operating expenses and depletion from disposed properties of $2.2 million and $.8 million, respectively.

     General and administrative expenses decreased $1.4 million in 1996 primarily due to increased billings to partners and higher capitalization. Capitalized general and administrative costs were $5.7 million and $4.7 million in 1996 and 1995, respectively.

Other  Income  and  Expenses

     Interest expense decreased in 1996 due to higher interest capitalization of $3.7 million resulting from construction of support equipment and facilities in the Fields and greater exploration activities. Gross interest expense increased $.3 million in 1996 to $10.8 million due to higher average debt outstanding.

     Other income in 1996 included an $8.7 million gain on the sale of 80% of the Company's shareholdings in Crusader, a $5.6 million unrealized gain representing the change in fair market value of call options purchased in anticipation of a forward oil sale in May 1995 and loss provisions of $2.3 million for certain legal matters. Other income in 1995 included a gain of $3.5 million from the sale of Triton France S.A. and a $2.7 million noncash expense representing the change in fair market value of the same call options contracts mentioned above.

                NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Sales  and  Other  Operating  Revenues

     Oil and gas sales in Colombia increased by $25.7 million in 1996 primarily due to higher production ($12.9 million) and higher oil prices ($12.8 million) resulting from batching of Cusiana crude that began in mid-1995 and more favorable market conditions. Sales volumes in Colombia, including barrels delivered under the forward oil sale, increased from 4 million barrels in 1995 to 4.8 million barrels in 1996 even though the Company received .7 million fewer barrels in 1996 as reimbursement of pre-commerciality costs related to the Cusiana Field. Oil and gas sales from properties sold in late 1995 and early 1996 aggregated $15.1 million in 1995, compared with $2.7 million in 1996.

     Other operating revenues in 1996 included a gain of $4.1 million resulting from the sale of the Company's royalty interests in U.S. properties for $23.8 million based on an effective date of January 1, 1996.

Costs  and  Expenses

     Operating  expenses  increased  $.8  million  in  1996, and depreciation, depletion and amortization increased $.4 million. The Company's operating costs per equivalent barrel were $5.82 and $6.76 in 1996 and 1995, respectively. Higher production in Colombia increased operating expenses by $8.4 million and depreciation, depletion and amortization by $2.1 million. The 1995 results included operating expenses and depletion for disposed properties of $9.3 million and $3.2 million, respectively.

     General and administrative expenses increased $.5 million in 1996 primarily due lower capitalization in Colombia. Capitalized general and administrative costs were $17.2 million and $14.8 million in 1996 and 1995, respectively.

Other  Income  and  Expenses

     Interest expense decreased in 1996 due to higher interest capitalization of $7.6 million resulting from construction of support equipment and facilities in the Fields and greater exploration activities. Gross interest expense increased $2.7 million in 1996 to $32.4 million due to higher average debt outstanding.

     Other income in 1996 included a $7.6 million benefit for settlement of a lawsuit in which the Company was plaintiff, a $10.4 million gain on the sale of the Company's shareholdings in Crusader, and a $6.2 million unrealized gain representing the change in fair market value of the call options. These increases were offset by $3.2 million in loss provisions for various legal matters. Other income in 1995 included $7.2 million received from legal settlements, a $3.5 million gain on the sale of Triton France and $2.9 million received from the early redemption of the Crusader Convertible Notes. These increases were offset by a $3.2 million unrealized expense representing the change in fair market value of the call options.

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

     The income tax provision for 1996 decreased primarily due to the recognition of a deferred tax benefit in the United States totaling $14.1 million related to anticipated future utilization of NOLs, compared with a similar benefit of $4.3 million in 1995. Foreign tax expense in 1996 increased $4.2 million from 1995, mainly due to increased profitability from the Company's Colombian operations.

Petroleum  Price  Risk  Management

     In the normal course of business, the Company enters into financial and commodity market transactions with counterparties it believes to be creditworthy for purposes other than trading, primarily to manage its exposure to commodity price risk. The policy is structured to underpin a portion of the Company's planned revenues and results of operations. As a result of such transactions to date, the Company has set the price benchmark on approximately 23% of its projected Colombian oil production from October 1996 through September 1997 at a weighted average West Texas Intermediate ("WTI") benchmark price of $18.65 per barrel. In addition, the Company has purchased WTI benchmark call options on approximately 14% of its projected Colombian production from October 1996 through September 1997 (excluding the call options purchased in anticipation of a forward oil sale as described below) in order to retain the opportunity to participate in WTI prices above
$20.75    per  barrel.

     In anticipation of entering into a forward oil sale, the Company purchased WTI benchmark call options to retain the ability to benefit from future WTI price increases above a weighted average price of $20.42 per barrel. The volumes and expiration dates on the call options coincide with the volumes and delivery dates of the forward oil sale, which has delivery terms of 58,425 barrels per month through March 1997 and 254,136 barrels per month from April 1997 through March 2000. During the three and nine months ended September 30, 1996, the Company recorded unrealized gains of $5.6 million and $6.2 million respectively, as other income related to the change in the fair market value of the call options. Future fluctuations in the fair market value of the call options will continue to affect other income as noncash adjustments.

     During the nine months ended September 30, 1996, markets provided the Company the opportunity to realize WTI benchmark oil prices on average $3.61 per barrel above the WTI benchmark oil price the Company set as part of its 1996 annual plan. As a result of financial and commodity market transactions settled during the nine months ended September 30, 1996, the Company's risk management program resulted in an average net realization of approximately $1.18 per barrel lower than if the Company had not entered into such transactions.

Certain Factors  That  Could  Affect  Future  Operations

     Certain statements in this report, including statements of the Company's and management's expectations, intentions, plans and beliefs, are forward-looking statements, as defined in Section 21D of the Securities Exchange Act of 1934, that are dependent on certain events, risks and
uncertainties  that  may  be  outside  the  Company's  control.    These
forward-looking statements include statements of management's plans and objectives for the Company's future operations and statements of future economic performance; information regarding drilling schedules, expected or planned production or transportation capacity, the future construction or upgrades of pipelines (including costs), when the Cusiana and Cupiagua fields might become self-financing, future production of the Cusiana and Cupiagua fields, OCENSA's lack of need for additional funds, the negotiation of a gas sales contract and commencement of production in Malaysia-Thailand, the Company's capital budget and future capital requirements, the Company's meeting its future capital needs, the Company's realization of its deferred tax asset, the level of future expenditures for environmental costs and the outcome of regulatory and litigation matters; and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including those described in the context of such forward-looking statements and in the Notes to Condensed Consolidated Financial Statements.




                          PART II. OTHER INFORMATION







                          ITEM 1.  LEGAL PROCEEDINGS


As disclosed in TEC's Annual Report on Form 10-K for the year ended December 31, 1995 and the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, the Company or various current and former domestic oil and gas subsidiaries are among numerous defendants in three related lawsuits brought in the Superior Court of the State of California, County of Los Angeles, by National Fire Insurance Company, The Restaurant Enterprises Group and Travelers Indemnity Company, and the City of Redondo Beach. The lawsuits arise out of damages alleged to be the result of a 1988 tidal wave at King Harbor in Redondo Beach, California. The City of Redondo Beach has recently amended its complaint to claim damages aggregating approximately $13.2 million and the trial date for the city's lawsuit has been moved from January 1997 to March 1997. The Company believes that it and its subsidiaries have meritorious defenses and intend to defend the lawsuits vigorously.
 .

ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a) Exhibits: The following documents are filed as part of this Quarterly Report on Form 10-Q:

1. Exhibits required to be filed by Item 601 of Regulation S-K. (Where the amount of securities authorized to be issued under any of Triton Energy Limited's and any of its subsidiaries' long-term debt agreements does not exceed 10% of the Company's assets, pursuant to paragraph (b)(4) of Item 601 of Regulation S-K, in lieu of filing such as exhibits, the Company hereby agrees to furnish to the Commission upon request a copy of any agreement with respect to such long-term debt.)



  3.1  Memorandum of Association of Triton Energy Limited. (19 )
  3.2  Articles of Association of Triton Energy Limited. (19 )
  4.1  Specimen Share Certificate of Ordinary Shares, $0.01 par value, of the Company. (1)
  4.2  Rights Agreement dated as of March 25, 1996, between Triton  Energy Limited and
       Chemical Bank, as Rights Agent, including, as Exhibit A thereto, Resolutions establishing the Junior Preference Shares. (19 )
  4.3  Form of Debt Securities. (2)
  4.4  Proposed Form of Senior Indenture. (2)
  4.5  Proposed Form of Senior Subordinated Indenture. (2)
  4.6  Resolutions authorizing the Company's 5 %  Convertible Preference Shares.  (3)
  4.7  Amendement No. 1 to Rights Agreement, dated as of August 2, 1996, between the Company and Chemical Bank, as Rights Agent. (21)
 10.1  Amended and Restated  Retirement Income Plan. (4)
 10.2  Amended and Restated Supplemental Executive Retirement Income Plan. (5)
 10.3  1981 Employee Non-Qualified Stock Option Plan. (6)
 10.4  Amendment No. 1 to the 1981 Employee Non-Qualified Stock Option Plan. (7)
 10.5  Amendment No. 2 to the 1981 Employee Non-Qualified Stock Option Plan. (6)
 10.6  Amendment No. 3 to the 1981 Employee Non-Qualified Stock Option Plan. (4)
 10.7  1985 Stock Option Plan. (8)
 10.8  Amendment No. 1 to the 1985 Stock Option Plan. (6)
 10.9  Amendment No. 2 to the 1985 Stock Option Plan. (4)
10.10  Amended and Restated 1986 Convertible Debenture Plan. (4)
10.11  1988 Stock Appreciation Rights Plan. (9)
10.12  1989 Stock Option Plan. (10)
10.13  Amendment No. 1 to the 1989 Stock Option Plan. (6)
10.14  Amendment No. 2 to the 1989 Stock Option Plan. (4)
10.15  Second Amended and Restated 1992 Stock Option Plan. (18)
10.16  Form of Amended and Restated Employment Agreement. (5)
10.17  Amended and Restated 1985 Restricted Stock Plan. (4)
10.18  First Amendment to 1985 Amended and Restated Restricted Stock Plan. (11)
10.19  Second Amendment to Amended and Restated 1985 Restricted Stock Plan. (18)
10.20  Executive Life Insurance Plan. (12)
10.21  Long Term Disability Income Plan. (12)
10.22  Amended and Restated Retirement Plan for Directors. (8)
10.23  Amended and Restated Indenture dated as of March 25, 1996 among Triton Energy
       Limited, Triton Energy Corporation and Chemical Bank, with respect to the issuance of
       Senior Subordinated Discount Notes due 1997. (18)
10.24  Amended and Restated Senior Subordinated Indenture by and among Triton Energy
       Limited, Triton Energy Corporation and United States Trust Company of New York,
       dated as of March 25, 1996. (18)
10.25  Contract for Exploration and Exploitation for Santiago de Atalayas I with an effective date of July 1, 1982, between Triton Colombia, Inc., and Empresa Colombiana De
       Petroleos. (8)
10.26  Contract for Exploration and Exploitation for Tauramena with an effective date of July
       4, 1988, between Triton Colombia, Inc. and Empresa Colombiana De Petroleos. (9)
10.27  Summary of Assignment legalized by Public Instrument No. 1255 dated September 15,
       1987 (Assignment is in Spanish language). (9)
10.28  Summary of Assignment legalized by Public Instrument No. 1602 dated June 11,
       1990 (Assignment is in Spanish language). (9)
10.29  Summary of Assignment legalized by Public Instrument No. 2586 dated September 9,
       1992 (Assignment is in Spanish language). (9)
10.30  401(K) Savings Plan. (4)
10.31  Contract between Malaysia-Thailand and Joint Authority and Petronas Carigali
       SDN.BHD. and Triton Oil Company of Thailand relating to Exploration and Produc-
       tion of Petroleum for Malaysia-Thailand Joint Development Area Block A-18. (13)
10.32  Credit Agreement between Triton Energy Corporation and Banque Paribas Houston
       Agency dated as of March 28, 1995, together with related form of revolving credit note. (14)
10.33  First Amendment to Credit Agreement between Triton Energy Corporation and Banque
       Paribas Houston Agency dated May 16, 1995. (15)
10.34  Security Agreement between Triton Energy Corporation and Banque Paribas Houston
       Agency. (14)
10.35  Second Amendment to Credit Agreement and First Amendment to Security Agreement
       between Triton Energy Corporation and Banque Paribas Houston Agency dated August
       11, 1995. (5)10.36  Third Amendment to Credit Agreement between Triton Energy Corporation and Banque
       Paribas Houston Agency dated September 29, 1995. (5)
10.37  Consent, Waiver and Guaranty among Triton Energy Limited, Triton Energy
       Corporation and Bank Paribas Houston Agency dated as of March 25, 1996. (18)
10.38  Triton Crude Purchase Agreement between Triton Colombia, Inc. and Oil Co., LTD.
       dated May 25, 1995. (16)
10.39  Credit Agreement among Triton Colombia, Inc., Triton Energy Corporation,
       NationsBank, N.A. (Carolinas) and Export-Import Bank of the United States. (11)
10.40  Amendment No. 1 to Credit Agreement among Triton Colombia, Inc., Triton Energy
       Corporation, NationsBank, N.A. (Carolinas) and Export-Import Bank of the United
       States. (11)
10.41  Amendment No. 2 to Credit Agreement among Triton Colombia, Inc., Triton Energy
       Corporation, NationsBank, N.A. (Carolinas) and Export-Import Bank of the United
       States. (18)
10.42  Agreement and Plan of Merger among Triton Energy Corporation, Triton Energy
       Limited and TELMerger Corp. (11)
10.43  Credit Agreement among Triton Energy Limited and Triton Energy Corporation, as Borrowers, and NationsBank of Texas, N.A., Barclays Bank PLC, Meespierson
       N.V., and The Chase Manhattan Bank dated August 30, 1996. (22)
10.44  Form of Indemnity Agreement entered into with each director and officer of the Company. (22)
 11.1  Computation of Earnings per Share. (22)
 12.1  Computation of Ratio of Earnings to Fixed Charges. (22)
 12.2  Computation of Ratio of Earnings to Combined Fixed Charges and Preference
       Dividends. (22)
 27.1  Financial Data Schedule. (22)
 99.1  Rio Chitamena Association Contract. (17)
 99.2  Rio Chitamena Purchase and Sale Agreement. (17)
 99.3  Integral Plan - Cusiana Oil Structure.  (17)
 99.4  Letter Agreements with co-investor in Colombia. (17)
 99.5  Colombia Pipeline Memorandum of Understanding. (17)
 99.6  Amended and Restated Oleoducto Central S.A. Agreement dated as of March 31, 1995.
       (15)






 (1)  Previously filed as an exhibit to Triton Energy Corporation's Registration
      Statement on Form 8-A dated March 25, 1996 and incorporated herein by reference.
 (2)  Previously filed as an exhibit to Triton Energy Corporation's Registration Statement
      on Form S-3 (No. 33-69230) and incorporated herein by reference.
 (3)  Previously filed as an exhibit to the Company's and Triton Energy Corporation's
      Registration Statement on Form S-4 (No. 333-923) and incorporated herein by
      Reference.
 (4)  Previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on
      Form 10-Q for the quarter ended November 30, 1993 and incorporated by reference herein.
 (5)  Previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.
 (6)  Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form 10-K for the fiscal year ended May 31, 1992 and incorporated herein by reference.
 (7)  Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form 10-K  for the fiscal year ended May 31, 1989 and incorporated herein by reference.
 (8)  Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form 10-K for the fiscal  year ended May 31, 1990 and incorporated herein by reference.
 (9)  Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form 10-K for the fiscal year ended May 31, 1993 and incorporated by reference herein.
(10)  Previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended November 30, 1988 and incorporated by reference herein.
(11)  Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.
(12)  Previously filed as an exhibit to Triton Energy Corporation's Annual Report on
      Form 10-K for the fiscal year ended May 31, 1991 and incorporated herein by reference.
(13)  Previously filed as an exhibit to Triton Energy Corporation's current report on
      Form 8-K dated April 21, 1994 and incorporated by reference herein.
(14)  Previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.
(15)  Previously filed as an exhibit to Triton Energy Corporation's  Quarterly Report on
      Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference.
(16)  Previously filed as an exhibit to Current Report on Triton Energy Corporation's
      Form 8-K dated May 26, 1995 and incorporated herein by reference.
(17)  Previously filed as an exhibit to Triton Energy Corporation's current report on Form 8-K/A dated July 15, 1994 and incorporated herein by reference.
(18)  Previously filed as an exhibit to Triton Energy Limited's Quarterly Report on
      Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference.
(19)  Previously filed as an exhibit to Triton Energy Limited's Registration Statement on Form S-8 (No.333-08005) dated July 11, 1996 and incorporated herein by reference.
(20)  Previously filed as an exhibit to Triton Energy Limited's Quarterly Report on
      Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.
(21)  Previously filed as an exhibit to Triton Energy Limited's Registration Statement on
      Form 8-A/A (Amendment No. 1) dated August 14, 1996 and incorporated herein by reference.
(22)  Filed herewith.

______________

     (b)            Reports  on  Form  8-K


On September 9, 1996, Triton Energy Limited filed a Current Report on Form 8-K containing certain financial information relating to the Company's sales of its royalty interests in U.S. properties in March 1996 and its shareholdings in Crusader in June and July 1996.


                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  TRITON  ENERGY  LIMITED


                                  By:   /s/ Peter Rugg
                                      Peter  Rugg
                                      Senior  Vice President and
                                        Chief Financial Officer


Date:    November    13  ,  1996