Form 10-K
period 1996-12-31
TRITON ENERGY LTD
filed 1997-03-21
CIK 1009404

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
(Mark  One)

 (    X    )                     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                 FOR THE FISCAL YEAR ENDED: December 31, 1996

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

           CAYMAN  ISLANDS                                       NONE
          (State  or  other  jurisdiction  of              (I.R.S.Employer
          incorporation or organization)                   Identification No.)

                   CALEDONIAN  HOUSE
           MARY  STREET,  P.O.  BOX  1043
                     GEORGE  TOWN
       GRAND  CAYMAN,  CAYMAN  ISLANDS                                NONE
        (Address  of  principal  executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: 345-949-0050

         Securities registered pursuant to Section 12(b) of the Act:

                                                    NAME  OF  EACH  EXCHANGE
              TITLE OF EACH CLASS                     ON WHICH REGISTERED

          Ordinary  Shares,  $.01  par  value         New York Stock  Exchange

         Securities registered pursuant to Section 12(g) of the Act:

                                    None.

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

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AT MARCH 7, 1997 (FOR SUCH PURPOSES ONLY, ALL DIRECTORS AND EXECUTIVE OFFICERS ARE PRESUMED TO BE AFFILIATES) WAS APPROXIMATELY $1.5 BILLION, BASED ON THE CLOSING SALES PRICE OF $ 41 7/8 ON THE NEW YORK STOCK EXCHANGE.

     AS OF MARCH 7, 1997, 36,381,884 ORDINARY SHARES OF THE REGISTRANT WERE OUTSTANDING.

                     DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF THE PROXY STATEMENT PERTAINING TO THE 1997 ANNUAL MEETING OF SHAREHOLDERS OF TRITON ENERGY LIMITED ARE INCORPORATED BY REFERENCE INTO PART III HEREOF.


                            TRITON ENERGY LIMITED

                              TABLE OF CONTENTS





Form 10-K Item                                                                   Page
-------------------------------------------------------------------------------  ----

PART I
ITEMS 1. and 2.   Business and Properties                                           1
ITEM 3.   Legal Proceedings                                                        19
ITEM 4.   Submission of Matters to a Vote of Security Holders                      20

PART II
ITEM 5.   Market for Registrant's Common Equity and Related Stockholder Matters    21
ITEM 6.   Selected Financial Data                                                  23
ITEM 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                    24
ITEM 8.   Financial Statements and Supplementary Data                              32
ITEM 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                     32

PART III
ITEM 10.  Directors and Executive Officers of the Registrant                       33
ITEM 11.  Executive Compensation                                                   33
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management           33
ITEM 13.  Certain Relationships and Related Transactions                           33

PART IV
ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K         34



                                    PART I


ITEMS  1.  AND  2.          BUSINESS  AND  PROPERTIES

GENERAL

          Triton Energy Limited is an international oil and gas exploration company primarily engaged in exploration and production through subsidiaries and affiliates. The Company's principal properties, operations and oil and gas reserves are located in Colombia and Malaysia-Thailand. The Company also has oil and gas interests in other Latin American, Asian and European countries.

          Triton Energy Limited was incorporated in the Cayman Islands in 1995 to become the parent holding company of Triton Energy Corporation ("TEC"), a corporation formed in Texas in 1962 and reincorporated in Delaware in 1995. The Company's principal executive offices are located at Caledonian House, Mary Street, George Town, Grand Cayman, Cayman Islands, and its telephone number is (345) 949-0050. The terms "Company" and "Triton" when used herein mean Triton Energy Limited and its subsidiaries and other affiliates through which Triton conducts its business, unless the context otherwise implies.

OIL  AND  GAS  OPERATIONS

General

          The Company's oil and gas exploration and development activities are, or have been, conducted through the Company's wholly owned subsidiaries, except as noted in this paragraph. In Malaysia-Thailand, the Company's activities are conducted by the Company's wholly owned subsidiaries, Triton Oil Company of Thailand and Triton Oil Company of Thailand (JDA) Limited (collectively, "Triton Thailand"), and Triton Thailand's 50% owned affiliate, Carigali - Triton Operating Company Sdn. Bhd. ("CTOC"). In Europe, its activities were conducted by its wholly owned (but until March 1994, 59.5% owned) subsidiary, Triton Europe Limited ("Triton Europe"). In Indonesia, its activities are or were conducted by its wholly owned subsidiaries, Triton Indonesia, Inc., Triton Indonesia Resources, Inc. and TriBlora Indonesia B.V. (collectively, "Triton Indonesia") and its 33.7% owned (but until August 1994, 63.7% owned) affiliate, New Zealand Petroleum Company Limited ("New Zealand Petroleum"). In the United States, its activities were conducted by its wholly owned subsidiary, Triton Oil & Gas Corp. ("Triton Oil"), and Crusader Limited ("Crusader"), a 49.9% owned affiliate until the Company's sale of its interest in 1996. In New Zealand, its activities are or were conducted by New Zealand Petroleum and Crusader. In Canada its activities were conducted by Crusader, until June 1995, and by Triton Canada Resources Ltd. ("Triton Canada") until August 1993, and in Australia its activities were conducted by Crusader.

Production  and  Sales

            The following table sets forth the net quantities of oil and gas produced by the Company for the years ended December 31, 1996 and 1995, the seven months ended December 31, 1994, and the year ended May 31, 1994, including production attributable to the Company's 49.9% ownership interest in Crusader through the date of its sale (which included the minority interests in Crusader's consolidated subsidiaries). The production and sales information relating to properties or subsidiary or affiliate ownership interests acquired or disposed of is reflected in the table only since or up to the effective dates of their respective acquisitions or sales, as the case may be.





                                        OIL PRODUCTION (1)                                   GAS PRODUCTION
                  ------------------------------------------------------------------         ---------------
                                                                 SEVEN MOS.  YEAR
                                      YEAR ENDED                 ENDED       ENDED           YEAR ENDED
                                      DECEMBER 31,               DEC. 31,    MAY 31,         DECEMBER 31,
                                      -------------------------                              ------------
                                              1996        1995        1994     1994          1996          1995
                                      ------------        -----  ----------  -------         ------------  -----
                                                (IN MBBLS)                                          (IN MMCF)

Colombia(2)                                  5,738        5,089         435      467                 298    158
Argentina                                      ---          ---         ---       18                 ---    ---
France(3)                                      ---          498         514    1,053                 ---    ---
Indonesia(4)                                    95          255         186      441                 ---    ---
United States(5)                                20          121          66      156                 475  1,207
Canada(5)                                      ---          ---         ---      102                 ---    ---
Crusader(6):
  Australia                                    134          287         180      404               1,744  3,884
  Canada                                       ---           53          99      213                 ---     63
  United States                                ---          ---           8       32                 ---    ---
                                      ------------        -----  ----------  -------        ------------  -----
       Total                                 5,987        6,303       1,488    2,886               2,517  5,312
                                      ------------        -----  ----------  -------        ------------  -----





                  GAS PRODUCTION
                  ---------------
                  SEVEN MOS.  YEAR
                  ENDED       ENDED
                  DEC. 31,    MAY 31,

                        1994     1994
                  ----------  -------


Colombia(2)              ---      ---
Argentina                ---      ---
France(3)                ---      ---
Indonesia(4)             ---      ---
United States(5)         618    1,150
Canada(5)                ---    3,521
Crusader(6):
  Australia            2,707    4,202
  Canada                  96      150
  United States            6       55
                  ----------  -------
       Total           3,427    9,078
                  ----------  -------




____________________
(1) Includes  natural  gas  liquids  and  condensate.
(2) Includes Ecopetrol reimbursement and excludes .7 million and .4 million barrels of oil produced and delivered for the years ended December 31, 1996 and 1995, respectively, in connection with the Company's forward sale of oil in May 1995. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" and
    note  3  of  Notes  to  Consolidated  Financial  Statements.
(3) In August 1995, Triton Europe sold its interest in its subsidiary, Triton France S.A.
(4) In May 1996, the Company sold substantially all of the assets of Triton Indonesia, Inc.
(5) In  March 1996, Triton Oil sold substantially all of its domestic
    royalty  and  mineral  interests.   During the fiscal year ended
    May 31, 1994, Triton Oil sold substantially all its working interests in oil and gas reserves in the United States and its common equity interest in Triton Canada. See note 2 of Notes to Consolidated Financial Statements.
(6) In 1996, the Company sold all of its interest in Crusader. In June 1995, Crusader sold all of its interest in Ausquacan Energy Limited and in September 1994, Crusader sold all of its oil and gas interests in the United States.

          The following tables summarize for the years ended December 31, 1996 and 1995, the seven months ended December 31, 1994, and the year ended May 31, 1994: (i) the average sales price per barrel of oil and Mcf of natural gas;
(ii) the average sales price per equivalent barrel of production; (iii) the depletion cost per equivalent barrel of production; and (iv) the production cost per equivalent barrel of production:





                  AVERAGE SALES PRICE                                    AVERAGE SALES PRICE
                  PER BARREL OF OIL (1)                                  PER MCF OF GAS
                  ------------------------------                         --------------------------
                                                  SEVEN MOS.   YEAR                                   SEVEN MOS.   YEAR
                  YEAR ENDED                      ENDED        ENDED     YEAR ENDED                   ENDED        ENDED
                  DECEMBER 31,                    DEC. 31,     MAY 31,   DECEMBER 31,                 DEC. 31,     MAY 31,
                  ------------------------------                         ---------------------------
                                    1996    1995         1994      1994                  1996   1995         1994      1994
                  ----------------------  ------  -----------  --------  --------------------  -----  -----------  --------

Colombia          $                19.62  $16.29  $     14.37  $  12.66  $               2.56  $1.96  $       ---  $    ---
Argentina                            ---     ---          ---      9.22                   ---    ---          ---       ---
France                               ---   18.11        17.64     16.38                   ---    ---          ---       ---
Indonesia                          19.54   17.77        17.06     16.29                   ---    ---          ---       ---
United States                      16.00   13.62        15.65     14.19                  1.15   1.49         1.55      2.23
Canada                               ---     ---          ---     16.43                   ---    ---          ---      1.11
Crusader:
   Australia                       19.95   20.38        18.39     15.33                  1.69   1.69         1.43      1.50
   Canada                            ---   15.42        14.62     12.43                   ---   0.99         1.01      1.11
   United States                     ---     ---        17.75     15.23                   ---    ---         1.25      1.53







                                                                PER EQUIVALENT BARREL (2)
                ------------------------------------------------------------------------------------------------------------------
                AVERAGE SALES PRICE                                       DEPLETION(3)
                -------------------------------------------------------   ------------
                                              SEVEN MOS.        YEAR                          SEVEN MOS.
                YEAR ENDED                    ENDED             ENDED     YEAR ENDED          ENDED
                DECEMBER 31,                  DEC. 31,          MAY 31,   DECEMBER 31,        DEC. 31,
                --------------------                                      ----------------
                                1996    1995              1994      1994        1996   1995         1994
                --------------------  ------  ----------------  --------  -----------  -----  ----------

Colombia        $              19.58  $16.26  $          14.37  $  12.66  $     2.83  $2.67  $      2.57
Argentina                        ---     ---               ---      9.22         ---    ---          ---
France                           ---   18.11             17.64     16.38         ---   3.14         4.15
Indonesia                      19.54   17.77             17.06     16.29        0.52   0.95         1.60
United States                   8.75   10.68             11.77     13.75        5.59   6.05         7.04
Canada                           ---     ---               ---      8.13         ---    ---          ---
Crusader:
 Australia                     13.23   13.29              9.53     11.31        3.47   3.35         3.99
 Canada                          ---   13.87             13.43     11.83         ---   2.35         2.31
 United States                   ---     ---             16.56     13.88         ---    ---         5.22







                DEPLETION(3)             PRODUCTION COST
                ------------             -----------------------------------
                YEAR                                   SEVEN MOS.   YEAR
                ENDED        YEAR ENDED                ENDED        ENDED
                MAY 31,      DECEMBER 31,              DEC. 31,     MAY 31,
                             ------------------------
                       1994              1996    1995         1994      1994
                -----------  ----------------  ------  -----------  --------
Colombia        $      1.96  $           5.66  $ 5.52  $      9.87  $   9.06
Argentina               ---               ---     ---          ---     13.83
France                 8.97               ---   10.96        11.25      9.83
Indonesia              3.09             15.89   17.34        11.04     14.54
United States          6.58              3.25    1.03         0.85      7.00
Canada                 3.60               ---     ---          ---      4.24
Crusader:
 Australia             3.33              4.10    4.77         4.01      3.97
 Canada                2.97               ---    7.52         7.96      7.44
 United States        13.82               ---     ---         6.00      7.77



____________________
(1) Includes  natural  gas  liquids  and  condensate.
(2) Natural gas has been converted into equivalent barrels based on six Mcf of natural gas per barrel.
(3) Includes depreciation calculated on the unit of production method for support equipment and facilities.

          Competition

          The Company encounters strong competition from major oil companies (including government-owned companies), independent operators and other companies for favorable oil and gas concessions, licenses, production sharing contracts and leases, drilling rights and markets. Additionally, the governments of certain countries in which the Company operates may from time to time give preferential treatment to their nationals. The oil and gas industry as a whole also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers. The principal means of competition in the sale of oil and gas are product availability, price and quality. While it is not possible for the Company to state precisely its competitive position in the oil and gas industry, the Company believes that it represents a minor competitive factor.

          Markets

           Crude oil, natural gas, condensate and other oil and gas products generally are sold to other oil and gas companies, government agencies and other industries. The Company does not believe that the loss of any single customer or contract pursuant to which oil and gas is sold would have a long-term material, adverse effect on the revenues from the Company's oil and gas operations.

          In Colombia, crude oil is exported through the Caribbean port of Covenas where it is sold at prices based on United States prices, adjusted for quality and transportation. The oil produced from the Cusiana Field is transported to the export terminal through pipelines owned by the Colombian national oil company or joint stock companies partially owned by the Company. This pipeline system is in the process of being upgraded to accommodate additional production from the Cusiana and Cupiagua fields. See "Oil and Gas Properties - Colombia" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

          For a discussion of certain factors regarding the Company's markets and potential markets that could affect future operations, see note 20 of Notes to Consolidated Financial Statements.


OIL  AND  GAS  PROPERTIES

          Colombia

          Through the Company's wholly owned subsidiaries, Triton Colombia, Inc. and Triton Resources Colombia, Inc. (collectively, "Triton Colombia"), the Company has varying participation interests in seven licenses in Colombia.

Cusiana  and  Cupiagua  Fields

          Contract  Terms.    In  the  foothills of the Llanos Basin area in
eastern Colombia, Triton Colombia holds a 12% interest in the SDLA, Tauramena and Rio Chitamena contract areas, covering approximately 66,000, 36,300 and 6,700 acres, respectively, where an active appraisal and development program is being carried out in the Cusiana and Cupiagua fields. Triton's partners in these areas are Empresa Colombiana De Petroleos ("Ecopetrol"), the Colombian national oil company, with a 50% interest, BP Exploration Company (Colombia) Limited ("BP"), the operator, with a 19% interest, and TOTAL Exploratie en Produktie Maatschippij B.V. ("TOTAL"), also with a 19% interest. In 1993, Ecopetrol declared the Cusiana and Cupiagua fields to be commercial and exercised its right to acquire a 50% interest. Triton's net revenue interest is approximately 9.6% after governmental royalties. Triton's net revenue is reduced by up to 0.36% pursuant to an agreement with an original co-investor, subject to Triton being reimbursed for a proportionate share of expenditures relating thereto.

          The Company and its private partners have secured the right to produce oil and gas from the SDLA and Tauramena contract areas through the years 2010 and 2016, respectively, and from the Rio Chitamena contract area through 2015 or 2019, depending on contract interpretation. In July 1994, Triton Colombia, BP, TOTAL and Ecopetrol entered into an Integral Plan for the Unified Exploitation of the Cusiana Oil Structure in the SDLA, Tauramena and Rio Chitamena Association Contract Areas. Under the plan, the parties have agreed to develop the Cusiana oil structure in a technically efficient and cooperative manner during three consecutive periods of time. During the initial period (ending with the expiration of the SDLA association contract in 2010), petroleum produced from the unified area will be owned by the parties according to their respective undivided interests in each contract area.

          Within the first quarter of 2005, an independent determination of the original barrels of oil equivalent ("BOE") of petroleum in place under the unified area and under each association contract will be made, as a result of which a "tract factor" will be calculated for each association contract. Each tract factor will be the amount of original BOEs of petroleum in place under the particular association contract as a percentage of the total original BOEs under the unified area. Each party's unified area interest during the second period (commencing from the expiration of the SDLA association contract in 2010) and during the final period (commencing from the termination of the second association contract to termination) will be the aggregate of that party's interest in each remaining association contract multiplied by the tract factor for each such contract.

            Recent Drilling Results. In the Cusiana Field, Triton Colombia and its working interest partners have completed and have in service 24 producing wells and six gas injection wells. The injection wells recycle to the reservoir most of the gas that is associated with the oil production to increase the oil recoverable over the life of the field. There are currently five drilling rigs operating in the Cusiana Field, and it is expected that 18 oil production and gas injection wells will be completed during 1997. Development drilling is proceeding on a schedule which is intended to have sufficient well capacity at all times to meet production capacities of field facilities and export pipelines from the area.

          In the Cupiagua Field during 1996, Triton Colombia and its working interest partners completed an additional six wells, bringing the yearend total completions to 10 wells, which are awaiting startup of production facilities in 1997. There are currently six drilling rigs operating in the Cupiagua Field, and it is expected that 15 additional wells will be completed during 1997. Development wells drilled during 1996 more fully defined the areal extent of the field and defined hydrocarbon/water contacts in the fields.

          The Cupiagua-5 well was completed in late 1995 and was tested in 1996. The well penetrated the Mirador, Barco and Guadalupe reservoirs, and the lower extension of the well discovered a lower thrust of the Mirador Formation which underlies the main body of the Cupiagua Field. The lower thrust of the Mirador was confirmed in the Cupiagua-7 and Cupiagua-10 development wells. The well data and the 3D seismic results are being analyzed to determine the optimum development plan for this underlying Mirador reservoir. In 1997, Triton Colombia and its working interest partners plan to drill additional wells dedicated to exploring the lower thrust.

          Tests of the Cupiagua-5 well, which were conducted in early 1996, indicated the well has a productive capacity of about 75 MMcf of gas and 22,000 barrels of condensate per day through 7" tubing. The well was tied in to the Cusiana central processing facility in August 1996 and put on production at rates over 16,000 barrels of condensate per day. Additional Cupiagua wells will be placed on production in 1997 and tied in to the Cusiana central processing facility for early production prior to the completion of the Cupiagua central processing facility in 1997.

          Production Facilities and Pipelines. The four initial production units of the Cusiana Field central processing facility are designed to handle approximately 180,000 barrels of daily production throughput. Construction is under way to increase production capacity from the Cusiana and Cupiagua fields to at least 500,000 barrels per day by yearend 1997. Additional pipeline capacity is required to meet the transportation needs associated with development of these fields. To that end, in April 1995, Triton Pipeline Colombia, Inc., a wholly owned subsidiary of the Company, along with Ecopetrol, BP Colombia Pipelines Ltd., Total Pipeline Colombie, S.A., IPL Enterprises (Colombia) Inc. and TCPL International Investments Inc., completed the formation of a company, Oleoducto Central S.A. ("OCENSA"), to own and finance pipeline and port facilities to be constructed and operated for the transport of crude oil from the Cusiana and Cupiagua fields to the Caribbean
port  of  Covenas.    Triton's  equity  participation  in  OCENSA  is  9.6%.

          This pipeline project consists of a 793-kilometer (495-mile) pipeline system from the Cusiana and Cupiagua fields to the port of Covenas. It loops and generally follows the route of the two existing pipelines: the Central Llanos pipeline from El Porvenir to Vasconia and the Oleoducto de Colombia pipeline from Vasconia to Covenas. A portion of the Central Llanos pipeline and pump station upgrades at El Porvenir and Miraflores were acquired by OCENSA during 1995. Expansion of the pipeline system is under way and scheduled for completion in 1997. The current plan is to increase pipeline capacity to transport at least 500,000 barrels of oil per day from the Fields by yearend 1997.

     Other  Areas  in  Colombia

          Triton owns rights to four additional licenses in Colombia. In the Middle Magdalena Valley basin and adjacent foothills, Triton owns a 50%
interest (before certain royalties and government participation) in the El Pinal contract area, which covers approximately 71,000 acres (after contractually required relinquishment in 1996) approximately 330 kilometers (205 miles) north of Bogota. In the southern part of El Pinal, Triton discovered and confirmed the Liebre Field with two wells (the Liebre-1 and -2). In 1995, Ecopetrol approved Triton's application to declare the Liebre Field commercial, and production from the field began in January 1997 at an initial rate of 1,200 barrels of oil per day from the two wells.

          The Yumeca-1 exploratory well, located in the northern part of El Pinal, was drilled to a total depth of 13,675 feet and tested in 1995. It was intended that the well test a new play concept in the foothills of the Middle Magdalena Valley. The well encountered hydrocarbon shows at various intervals but was plugged and abandoned after four zones were tested.

          The Yumeca-2 exploratory well, completed in 1997, was drilled to a total depth of 13,500 feet and plugged and abandoned after electronic logs failed to confirm the presence of commercial quantities of oil or gas.

          In June 1995, the Company was awarded the Guayabo A and B and Las Amelias association contracts covering a contiguous area of approximately 1.8 million acres. The area is located approximately 150 kilometers (93 miles) north of Bogota and 140 kilometers (87 miles) northwest of the Cusiana and
Cupiagua fields, and is contiguous with the El Pinal contract area to the north. The terms of these association contracts are less favorable than the terms of the Cusiana and Cupiagua association contracts. Triton is acquiring seismic data in a program totaling 142 kilometers (85 miles) over the Guayabo A block, 36 kilometers (22 miles) over the Guayabo B block, and 250 kilometers (150 miles) over the Las Amelias block.

          In March 1996, the Company executed an agreement with Deminex Colombia Petroleum GmbH ("Deminex") providing Deminex the right to earn a 50% interest in the El Pinal, Guayabo A and B and Las Amelias contract areas. The Ministry of Mines and Energy of Colombia formally approved this assignment in August 1996.

          Triton Colombia sold its 22.5% and 20% interests (before certain royalties), respectively, in the 32,834-acre Tolima-B and 32,240-acre San Luis contract areas in December 1996.

     Malaysia-Thailand

          Contract  Terms

          In April 1994, Triton Thailand became a party to a production sharing contract covering an area located offshore, designated as Block A-18 of the Malaysia-Thailand Joint Development Area. The contract area, which encompasses approximately 731,000 acres, had been the subject of overlapping claims between Malaysia and Thailand. The other parties to the production sharing contract are the Malaysia-Thailand Joint Authority (the "MTJA"), which has been established by treaty to administer the Joint Development Area, and Petronas Carigali (JDA) Sdn. Bhd. ("Carigali"), a subsidiary of the Malaysian national oil company. The treaty provides for the development of the Joint Development Area that includes Block A-18. Triton Thailand previously held a license from Thailand that covered part of the Joint Development Area.

          The term of the contract is 35 years, subject to possible relinquishment of certain areas and subject to the treaty between Malaysia and Thailand creating the MTJA remaining in effect. Triton and Carigali have the right to explore for oil and gas for the first five years of the contract. The contract provides that if there is a discovery of natural gas (not associated with crude oil) and the MTJA agrees, the contractors will be able to hold that gas field without production for an additional five-year period, provided the contractors submit to the MTJA an acceptable development plan for the field. The contractors then have a five-year period from the MTJA's acceptance of the development plan to develop the field, and have the right to produce gas from the field for 20 years plus a number of years equal to the number of years, if any, prior to the end of the holding period that gas production commenced (or until the termination of the contract, if earlier). The contract grants to the operators the right to produce oil from an oil field for 25 years plus a number of years equal to the number of years, if any, prior to the fifth anniversary of the contract that oil production commenced (or until the termination of the contract, if earlier). Any areas not developed and producing within the periods provided will be relinquished.

          As oil and gas are produced, the MTJA is entitled to a 10% royalty. Up to 50% of each unit of production is considered "cost oil" or "cost gas" and will be allocated to the contractors to the extent of their recoverable costs, with the balance considered "profit oil" or "profit gas" to be divided 50% to the MTJA and 50% to the contractors (i.e., 25% to Carigali and 25% to Triton). Triton's share of production is subject to an additional royalty equal to 0.75% of Block A-18 production. Tax rates imposed by the MTJA on behalf of the governments of Malaysia and Thailand are 0% for the first eight years of production, 10% for the next seven years of production and 20% for any remaining production.

          Simultaneously with the execution of the production sharing contract, the parties executed a joint operating agreement governing Block A-18 operations. The operating agreement designated as operator CTOC, a company owned equally by Triton Thailand and Carigali.

          Negotiations  for  a  Gas-Sales  Agreement

          In May 1996, the MTJA, Triton and Carigali signed a Memorandum of Understanding on the sale and purchase of natural gas with Petronas and PTT, the national oil companies of Malaysia and Thailand, respectively. The Memorandum of Understanding provides a basis for negotiation of a gas-sales agreement for natural gas to be produced from Block A-18. The parties currently are negotiating a heads of agreement intended to include agreement in principle on the key gas-sales agreement terms. The Company expects that negotiation and execution of a definitive gas-sales agreement reflecting the heads of agreement will follow execution of the heads of agreement.

          Recent  Drilling  Results

          The initial phase of Block A-18 operations included a 2D seismic survey covering approximately 5,700 kilometers (3,542 miles), a 3D seismic survey conducted in 1995 covering approximately 620 square kilometers (239 square miles) over the Cakerawala Field, data analysis and the drilling of three exploratory wells.

          In August 1995, the first of the three wells, the Cakerawala-1A, was tested at a combined flow rate of 58 MMcf of gas and 945 barrels of condensate and oil per day. The well was drilled in approximately 200 feet of water to a total depth of 7,878 feet. A second well, Suriya-1, was tested at a combined flow rate of 58 MMcf of gas and 351 barrels of condensate per day. The Suriya-1 well was drilled in approximately 180 feet of water to a total depth of 7,273 feet and is located on a separate structure. The Suriya-1 well is located approximately 11 kilometers (7 miles) east-southeast of the Cakerawala-1A well.

          A third well, Cakerawala East-1, was drilled in approximately 180 feet of water to a total depth of 11,808 feet. Cakerawala East-1 tested at 22 MMcf of gas and 138 barrels of condensate per day from the two shallow sequences that constitute the principal producing zones for phase one field development. The well confirmed anticipated fault separations from the structure on which the Cakerawala-1A well and the Pilong well (drilled by Exxon in 1971) were drilled, and found comparable sand thickness, flow rates and gas-water contacts and lesser CO2 content than the same sequences in the Cakerawala-1A and Pilong wells. Intermediate sequences were wet and were not tested. The well also confirmed the presence of deeper, overpressure sandstone sequences, but the deeper zones tested wet or inconclusively due to mechanical difficulties. The deeper zones remain an exploratory prospect for future drilling.

          During 1996, petroleum operations in Block A-18 included the drilling of six wells and the acquisition of a second 3D seismic survey that covered 534 square kilometers (206 square miles).

          In March 1996, two appraisal wells, Cakerawala-2 and Cakerawala-3, were drilled to delineate the Cakerawala Field. The Cakerawala-2 well was tested at a combined rate of 31 MMcf of gas and 645 barrels of condensate per day. The well was drilled in approximately 190 feet of water to a total depth of 9,650 feet, approximately seven kilometers (four miles) north of the Cakerawala-1A well. The Cakerawala-3 well was tested at a combined rate of 47 MMcf of gas, 225 barrels of condensate and 3,002 barrels of oil per day. The well was drilled in approximately 180 feet of water to a total depth of 9,814 feet, approximately three kilometers (two miles) southwest of Cakerawala-1A. The two appraisal wells confirmed the gas pools proven in the earlier wells drilled in the field and also discovered oil in relatively shallow zones, which require further delineation.

          Following delineation of the Cakerawala Field, two exploratory wells were drilled to test other prospects in Block A-18. The Bulan-1 well tested at a combined rate of 36 MMcf of gas and 123 barrels of condensate per day. The well was drilled in approximately 180 feet of water to a total depth of 7,140 feet, approximately seven kilometers (four miles) west-northwest of Cakerawala-1A. The well proved a third commercial field in the block on a separate structure immediately west of the Cakerawala Field. The Bumi-1 well tested at a combined rate of 73 MMcf of gas and 305 barrels of condensate per day. The well was drilled in approximately 180 feet of water to a total depth of 9,279 feet, approximately four kilometers (three miles) east of the Suriya-1 well. The well proved a fourth commercial field on the block on a separate structure immediately east of the Suriya Field.

          Two other wells were drilled in 1996 to appraise the Suriya and Bulan fields. The Suriya-2 well confirmed the discovery made by Suriya-1. The well tested at a combined rate of 56 MMcf of gas and 268 barrels of condensate per day. The well was drilled in approximately 180 feet of water to a total depth of 8,315 feet, approximately five kilometers (three miles) south of Suriya-1. The Bulan-2 well confirmed the discovery made by Bulan-1. The well tested at a combined rate of 30 MMcf of gas and 185 barrels of condensate per day. The well was drilled in approximately 176 feet of water to a total depth of 9,160 feet approximately five kilometers (three miles) south of the Bulan-1 well.

          A field development plan for the Cakerawala Field was submitted to the MTJA for approval in October 1996. Development of the field is expected to commence following execution of the heads of agreement and to take approximately 30 to 36 months to complete.

          Argentina

          Through the Company's subsidiaries, Triton Argentina, Inc. and Triton Resources Argentina, Inc., the Company holds a 100% working interest in the approximately 47,000-acre Sierra Azul Sur license in the oil and gas producing Neuquen Basin in western Argentina.

          In September 1996, Triton assigned its interests in the Loma Cortaderal and Cerro Dona Juana blocks to Cordex Petroleums Argentina Ltd. In consideration of the assigned interest, Cordex agreed to undertake certain work obligations and to grant Triton an overriding royalty interest of 8% on any future hydrocarbon production from the areas covered by these blocks. The assignment of these two areas is subject to government approval. Triton relinquished its interest in the Malargue Sur license in March 1996.

          In January 1997, the Company announced that, after a review of certain technical information, it had determined that its interest in the Sierra Azul Sur license, although commercially prospective, did not meet its exploration objectives. Accordingly, the Company recorded a charge against its results of operations for the year ended December 31, 1996. See Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Ecuador

          Through the Company's subsidiary, Triton Ecuador, Inc. LLC, the Company holds an interest in Block 19, which covers approximately 494,000 acres located in the Ecuadorian foothills of the eastern side of the Andes Mountains in the Oriente Basin. Triton's partners in the block are Vintage Petroleum Ecuador, Inc., with a 30% interest, and Ranger Oil Limited, with a 15% interest, subject to certain government approvals. The partners' work program commitments for Block 19 consist of the acquisition of 400 kilometers (250 miles) of new seismic data and the drilling of two exploratory wells during a four-year exploration period. A total of 442 kilometers (275 miles) of new seismic data was acquired during 1996. The first exploratory well is expected to be drilled in 1997.

     Guatemala

          Through the Company's subsidiary, Triton Guatemala S.A., the Company has acquired an interest in two contiguous blocks. The blocks cover a total of approximately 608,000 acres located on the border with Mexico in an extension of the Chiapas Fold Belt province. During 1996, Triton processed and interpreted seismic and gravity data acquired in 1995 and conducted other preparatory operations for the planned drilling of the Piedras Blancas #1 well to test the extension of the Chiapas Fold Belt. Drilling is expected to begin in 1997.

     China

          The Company's subsidiary, Triton China, Inc. LLC, has signed production sharing contracts with the China National Offshore Oil Company ("CNOOC"), which give the Company the right to explore and develop two contiguous offshore contract areas, Blocks 16/03 and 16/22. The blocks are located approximately 175 kilometers (110 miles) offshore from Hong Kong in water depths ranging from 300 to 650 feet. Block 16/22 (791,000 acres) and Block 16/03 (2.2 million acres) are located in the Huizhou Sub-basin of the
Pearl River Mouth Basin. Block 16/22 has a primary three-year exploration term with a commitment of reprocessing 500 kilometers (310 miles) of existing seismic and the drilling of an exploratory well for a total expenditure of not less than $7.5 million. Block 16/03 has a primary one-and-one-half-year exploration term with a commitment of reprocessing 1,000 kilometers (621 miles) of existing seismic and the drilling of an exploratory well for a total expenditure of not less than $3 million. Seismic reprocessing on both blocks of an aggregate of approximately 8,800 kilometers (5,500 miles), was completed in 1995 and 1996.

          In April 1996, Triton executed an agreement with Mobil Exploration & Production China Inc. ("Mobil") providing Mobil the right to earn a 50% interest in both blocks. Subsequently, the HZ 23-2-1 exploratory well was drilled on Block 16/22 to a total depth of 14,830 feet in water depths of 390 feet. The well was plugged and abandoned after encountering hydrocarbon shows, although in noncommercial quantities. The remaining obligatory well for Block 16/03 is expected to be drilled in 1997.

          Effective January 1997, Triton signed two one-year offshore Joint Study Agreements with CNOOC. JSA 24/05 covers approximately 1.5 million acres in water depths ranging from 50 to 200 feet in the Liedong area of the South China Sea. This study area has a commitment of 3,500 kilometers (2,175 miles) of existing seismic to be reprocessed. JSA 24/10 covers approximately 3.7 million acres in water depths ranging from 30 to 295 feet in the South Yellow Sea. This study area has a commitment of 4,000 kilometers (2,500 miles) of existing seismic to be reprocessed.

     Italy

          The Company has a 40% interest in each of the contiguous DR71 and DR72 licenses operated by Enterprise Oil, plc, in the Adriatic Sea, and a 50% interest in three onshore licenses, operated by Triton, in the southern Apennines Mountains. Triton has applied for two new licenses onshore in the southern Apennines and one new license offshore in the Adriatic.

          The DR71 and DR72 licenses lie 45 kilometers (28 miles) offshore from the city of Brindisi and cover approximately 493,000 acres. One well, Medusa-1, was drilled on DR72 in 1996 to a total depth of 4,725 feet. The well proved the presence of oil and gas in a new play but in noncommercial quantities and was not tested. Additional drilling is expected in late 1997 or early 1998.

          The contiguous Southern Apennines licenses - Fosso del Lupo, Valsinni and Masseria di Sole - cover approximately 101,000 acres in the Matera province. The licenses were awarded in August 1996. Triton intends to purchase and acquire seismic data over the licenses in 1997.

     Oman

          The Company's subsidiary, Triton Oman, Inc., was awarded a 100% interest in a production sharing contract covering Block 22, Masirah Bay, by the Sultanate of Oman in June 1996. The offshore block covers approximately two million acres in water depths ranging from 50 to 200 feet. The minimum contractual obligation during the initial three-year exploration period requires the reprocessing and reinterpretation of existing seismic data, 1,000 kilometers (625 miles) of seismic acquisition and one exploratory well contingent on the results of the seismic program.

     Indonesia

          In February 1997, the Company's subsidiary, TriBlora Indonesia B.V., signed, subject to government approval, an agreement with Eurafrep B.V. to acquire a 30% interest in the Blora production sharing contract covering a block of approximately 1.4 million acres located within Central Java. Triton's partners are Eurafrep B.V., the operator, with a 40% interest, and YPF International Ltd. with a 30% interest.

          The work program calls for an unspecified amount of seismic reprocessing, as well as the acquisition of 150 kilometers (95 miles) of 2D seismic and the drilling of a well within the three-year initial exploration period for a total expenditure of not less than $4.5 million. Reprocessing of seismic began in January 1997 with acquisition of new seismic to be undertaken in the third quarter of 1997. Exploratory drilling is planned to begin in 1998.

          In 1996, the Company sold its interest in the Enim project in Indonesia.

RESERVES

          The following table sets forth a summary of the estimated oil and gas reserves of the Company at December 31, 1996, and is based on separate estimates of the Company's net proved reserves, prepared by the independent petroleum engineers, DeGolyer and MacNaughton, with respect to all proved reserves in the Cusiana and Cupiagua fields in Colombia, and by the Company's own petroleum engineers with respect to all proved reserves in Malaysia-Thailand and the Liebre Field in Colombia. This table sets forth the estimated net quantities of proved developed and undeveloped oil and gas reserves and total proved oil and gas reserves owned by the Company and its consolidated subsidiaries. At December 31, 1996, the Company had no proved developed or proved undeveloped reserves in Argentina, Ecuador, Guatemala, China, Italy, Oman or Indonesia. For additional information regarding the
Company's reserves, including the standardized measure of future net cash flows, see note 25 of Notes to Consolidated Financial Statements. Oil reserves data include natural gas liquids and condensate.

Net  Proved  Reserves  at  December  31,  1996:



                      PROVED               PROVED                  TOTAL
                      DEVELOPED            UNDEVELOPED             PROVED
                      ----------           ------------            --------

                      OIL         GAS      OIL           GAS       OIL       GAS
                      (MBBLS)     (MMCF)   (MBBLS)       (MMCF)   (MBBLS)    (MMCF)
                      ----------  -------  ------------  --------  --------  --------

Colombia(1)               67,193   11,146        68,117     3,505   135,310    14,651
Malaysia-Thailand(2)         ---      ---        24,700   871,100    24,700   871,100
                      ----------  -------  ------------  --------  --------  --------
Total                     67,193   11,146        92,817   874,605   160,010   885,751
                      ----------  -------  ------------  --------  --------  --------




____________________
(1) Includes liquids to be recovered from Ecopetrol as reimbursement for precommerciality expenditures.
(2) As of December 31, 1996, the Company did not have a contract for the sale of gas to be produced from its interest in the Malaysia-Thailand Joint Development Area. In estimating its reserves attributable to such interest, the Company assumed that production from the interest would be sold at prices for natural gas derived from what the Company believed to be the most comparable market price at December 31, 1996. There can be no assurance that the price to be provided in any gas contract will be equal to the price used in the Company's calculations.

          Reserve estimates are approximate and may be expected to change as additional information becomes available. Furthermore, estimates of oil and gas reserves, of necessity, are projections based on engineering data, and there are uncertainties inherent in the interpretation of such data, as well as the projection of future rates of production and the timing of development expenditures. Reservoir engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Accordingly, there can be no assurance that the reserves set forth herein will ultimately be produced nor can there be assurance that the proved undeveloped reserves will be developed within the periods anticipated.

          No estimates of total proved net oil or gas reserves have been filed by the Company with, or included in any report to, any United States authority or agency pertaining to the Company's individual reserves since the beginning of the Company's last fiscal year.

ACREAGE

          The following table shows the total gross and net developed and undeveloped oil and gas acreage held by Triton at December 31, 1996. "Gross" refers to the total number of acres in an area in which the Company holds an interest without adjustment to reflect the actual percentage interest held therein by the Company. "Net" refers to the gross acreage as adjusted for working interests owned by parties other than the Company.

          "Developed" acreage is acreage spaced or assignable to productive wells. "Undeveloped" acreage is acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether such acreage contains proved reserves.



                    DEVELOPED                  UNDEVELOPED

                    ACREAGE                    ACREAGE(1)
                    -------------------------  -------------------
                    GROSS      NET             GROSS         NET
                    ---------  --------------  ------------  -----
                               (In thousands)

Colombia                   30               4         1,940    939
Malaysia-Thailand         ---             ---           731    366
Argentina                 ---             ---            47     47
Ecuador                   ---             ---           494    272
Guatemala                 ---             ---           608    608
China(2)                  ---             ---         2,990  1,495
Italy                     ---             ---           594    248
Oman                      ---             ---         2,044  2,044
                    ---------  --------------  ------------  -----
Total                      30               4         9,448  6,019
                    ---------  --------------  ------------  -----



____________________
(1) Triton's interests in certain of this acreage may expire if not developed at various times in the future pursuant to the terms and provisions of the leases, licenses, concessions, contracts, permits or other agreements under which it was acquired.
(2) Does not include acreage attributable to the two Joint Study Agreements signed with CNOOC in January 1997.

PRODUCTIVE  WELLS  AND  DRILLING  ACTIVITY

          In this section, "gross" wells refers to the total number of wells drilled in an area in which the Company holds any interest without adjustment to reflect the actual ownership interest held. "Net" refers to the gross number of wells drilled adjusted for working interests owned by parties other than the Company.

          At December 31, 1996, Triton held gross and net working interests in 33 and 4.22 productive wells, respectively, in Colombia.

          The following tables set forth the results of the oil and gas well drilling activity on a gross basis for wells in which the Company held an interest for the years ended December 31, 1996 and 1995, the seven months ended December 31, 1994, and for the year ended May 31, 1994.





GROSS EXPLORATORY WELLS


                         PRODUCTIVE (1)                                         DRY
                         --------------                                         ------------
                                                      SEVEN MOS.     YEAR
                         YEAR ENDED                   ENDED          ENDED      YEAR ENDED
                         DECEMBER 31,                 DECEMBER 31,   MAY 31,    DECEMBER 31,
                         ---------------------------
                                 1996           1995        1994     1994              1996
                         ------------   ------------  ----------  -------       ------------

Colombia                            3              2           1        3               ---
Malaysia-Thailand                   7              2         ---      ---               ---
Argentina                         ---            ---         ---      ---                 2
Italy                             ---            ---         ---      ---                 1
China                             ---            ---         ---      ---                 1
New Zealand                       ---            ---         ---        1               ---
Crusader(1):
   Argentina                      ---              1           1      ---               ---
   Australia                       14             23           9        5                 4
   Canada                         ---            ---         ---      ---               ---
   United States                  ---            ---         ---        2               ---
   Philippines                    ---            ---         ---      ---               ---
                         ------------   ------------  ----------  -------      ------------
            Total                  24             28          11       11                 8
                         ------------   ------------  ----------  -------      ------------





GROSS EXPLORATORY WELLS


                      DRY                                           TOTAL
                      -------------------------------   -----------------------------------
                                    SEVEN MOS.  YEAR                     SEVEN MOS.  YEAR
                      YEAR ENDED    ENDED       ENDED    YEAR ENDED      ENDED       ENDED
                      DECEMBER 31,  DEC. 31,    MAY 31,  DECEMBER 31,    DEC. 31,    MAY 31,
                                                       ----------------
                            1995        1994     1994        1996  1995        1994     1994
                            ----  ----------  -------        ----  ----  ----------  -------

Colombia                       2         ---      ---           3     4           1        3
Malaysia-Thailand            ---         ---      ---           7     2         ---      ---
Argentina                      2         ---      ---           2     2         ---      ---
Italy                        ---         ---        1           1   ---         ---        1
China                        ---         ---      ---           1   ---         ---      ---
New Zealand                  ---         ---      ---         ---   ---         ---        1
Crusader(1):
   Argentina                   2         ---      ---         ---     3           1      ---
   Australia                  11           3        2          18    34          12        7
   Canada                    ---         ---        1         ---   ---         ---        1
   United States             ---           2        1         ---   ---           2        3
   Philippines               ---           1      ---         ---   ---           1      ---
                            ----  ----------  -------        ----  ----  ----------  -------
            Total             17           6        5          32    45          17       16
                            ----  ----------  -------        ----  ----  ----------  -------






GROSS DEVELOPMENT WELLS


                         PRODUCTIVE (1)                                           DRY
                         ------------------------------------------------------   --------------------------------------------
                                                             SEVEN MOS.  YEAR                              SEVEN MOS.  YEAR
                                         YEAR ENDED          ENDED       ENDED         YEAR ENDED          ENDED       ENDED
                                         DECEMBER 31,        DEC. 31,    MAY 31,       DECEMBER 31,        DEC. 31,    MAY 31,
                                         ------------                                  ------------
                                                 1996  1995        1994     1994               1996  1995        1994     1994
                                         ------------  ----  ----------  -------       ------------  ----  ----------  -------

Colombia                                           15     8           3      ---                ---   ---         ---      ---
Malaysia-Thailand                                 ---   ---         ---      ---                ---   ---         ---      ---
Indonesia                                         ---   ---         ---        3                ---   ---         ---        1
Crusader(1):
   Australia                                        2     5           8       13                ---     1           1        1
   Canada                                         ---   ---         ---        9                ---   ---         ---      ---
   United States                                  ---   ---           1      ---                ---   ---         ---        1
                                         ------------  ----  ----------  -------       ------------  ----  ----------  -------
            Total                                  17    13          12       25                ---     1           1        3
                                         ------------  ----  ----------  -------       ------------  ----  ----------  -------



GROSS DEVELOPMENT WELLS


                         TOTAL
                         ----------------------------------------------
                                                    SEVEN MOS.  YEAR
                                YEAR ENDED          ENDED       ENDED
                                DECEMBER 31,        DEC. 31,    MAY 31,
                                ------------
                                        1996  1995        1994     1994
                                ------------  ----  ----------  -------

Colombia                                  15     8           3      ---
Malaysia-Thailand                        ---   ---         ---      ---
Indonesia                                ---   ---         ---        4
Crusader(1):
   Australia                               2     6           9       14
   Canada                                ---   ---         ---        9
   United States                         ---   ---           1        1
                                ------------  ----  ----------  -------
            Total                         17    14          13       28
                                ------------  ----  ----------  -------


____________________

(1) In 1996, the Company sold all of its interest in Crusader and in the Enim project in Indonesia. In 1995, Crusader sold its interests in Argentina and Canada.


          The following tables set forth the results of drilling activity on a net basis for wells in which the Company held an interest for the years ended December 31, 1996 and 1995, the seven months ended December 31, 1994 and for the year ended May 31, 1994 (those wells acquired or disposed of since May 31, 1993 are reflected in the following tables only since or up to the effective dates of their respective acquisitions or sales, as the case may be):



NET EXPLORATORY WELLS


                        PRODUCTIVE (1)                                   DRY
                        -----------------------------------------------  ---------------------------------------------
                                                    SEVEN MOS.  YEAR                          SEVEN MOS.  YEAR
                        YEAR ENDED                  ENDED       ENDED    YEAR ENDED           ENDED       ENDED
                        DECEMBER 31,                DEC. 31,    MAY 31,  DECEMBER 31,         DEC. 31,    MAY 31,
                        --------------------------                       ------------
                                  1996        1995        1994     1994          1996  1995       1994     1994
                        --------------        ----  ----------  -------  ------------  ----  ----------  -------

Colombia(2)                       0.12        0.12        0.12     1.24          0.50  2.00         ---      ---
Malaysia-Thailand                 3.50        1.00         ---      ---          ---   ---          ---      ---
Argentina                          ---         ---         ---      ---          2.00  2.00         ---      ---
Italy                              ---         ---         ---      ---          0.40   ---         ---     0.10
China                              ---         ---         ---      ---          0.50   ---         ---      ---
New Zealand                        ---         ---         ---     0.20           ---   ---         ---      ---
Crusader(3):
   Argentina                       ---        0.06        0.12      ---           ---  0.12         ---      ---
   Australia                      0.34        0.35        0.15     0.10           0.10  0.29        0.63     0.02
   Canada                          ---         ---         ---      ---            ---   ---         ---     0.50
   United States                   ---         ---         ---     0.20            ---   ---        0.40     0.10
   Philippines                     ---         ---         ---      ---            ---   ---        0.20      ---
                                  ----        ----  ----------  -------           ----  ----  ----------  -------
            Total                 3.96        1.53        0.39     1.74           3.50  4.41        1.23     0.72
                                  ----        ----  ----------  -------           ----  ----  ----------  -------



NET EXPLORATORY WELLS


                        TOTAL
                        --------------------------------------
                                            SEVEN MOS.  YEAR
                        YEAR ENDED          ENDED       ENDED
                        DECEMBER 31,        DEC. 31,    MAY 31,
                        ------------------
                                1996  1995       1994     1994
                        ------------  ----  ----------  -------

Colombia(2)                     0.62  2.12        0.12     1.24
Malaysia-Thailand               3.50  1.00         ---      ---
Argentina                       2.00  2.00         ---      ---
Italy                           0.40   ---         ---     0.10
China                           0.50   ---         ---      ---
New Zealand                      ---   ---         ---     0.20
Crusader(3):
   Argentina                     ---  0.18        0.12      ---
   Australia                    0.44  0.64        0.78     0.12
   Canada                        ---   ---         ---     0.50
   United States                 ---   ---        0.40     0.30
   Philippines                   ---   ---        0.20      ---
                                ----  ----  ----------  -------
            Total               7.46  5.94        1.62     2.46
                                ----  ----  ----------   -------





NET DEVELOPMENT WELLS


                        PRODUCTIVE (1)                               DRY
                        -----------------------------------------    ---------------------------------------
                                              SEVEN MOS.  YEAR                           SEVEN MOS.  YEAR
                        YEAR ENDED            ENDED       ENDED      YEAR ENDED          ENDED       ENDED
                        DECEMBER 31,          DEC. 31,    MAY 31,    DECEMBER 31,        DEC. 31,    MAY 31,
                        --------------------                         ------------------
                                  1996  1995        1994     1994            1996  1995        1994     1994
                        --------------  ----  ----------  -------    ------------  ----  ----------  -------

Colombia (2)                      1.80  0.96        0.36      ---            ---    ---         ---      ---
Malaysia-Thailand                  ---   ---         ---      ---            ---    ---         ---      ---
Indonesia                          ---   ---         ---     3.00            ---    ---         ---     1.00
Crusader(3):
  Australia                       0.05  1.10        0.17     0.40            ---   0.02        0.01     0.02
  Canada                           ---   ---         ---     2.00            ---    ---         ---      ---
  United States                    ---   ---        0.20      ---            ---    ---         ---     0.20
                                  ----  ----  ----------  -------           ----   ----  ----------  -------
            Total                 1.85  1.06        0.73     5.40            ---   0.02        0.01     1.22
                                  ----  ----  ----------  -------           ----   ----  ----------  -------




NET DEVELOPMENT WELLS


                        TOTAL
                        ------------
                                            SEVEN MOS.  YEAR
                        YEAR ENDED          ENDED       ENDED
                        DECEMBER 31,        DEC. 31,    MAY 31,
                        ------------------
                                1996  1995        1994     1994
                        ------------  ----  ----------  -------

Colombia (2)                 1.80     0.96        0.36      ---
Malaysia-Thailand             ---      ---         ---      ---
Indonesia                     ---      ---         ---     4.00
Crusader(3):
  Australia                  0.05     0.12        0.18     0.42
  Canada                      ---      ---         ---     2.00
  United States               ---      ---        0.20     0.20
                             ----     ----  ----------  -------
            Total            1.85     1.08        0.74     6.62
                             ----     ----  ----------  -------



____________________
(1) A productive well is producing or capable of producing oil and/or gas in commercial quantities. Multiple completions have been counted as one well. Any well in which one of the multiple completions is an oil completion is classified as an oil well.
(2) Adjusted to reflect the national oil company participation at commerciality for the Cusiana and Cupiagua fields.
(3) Adjusted to reflect the Company's 49.9% interest in Crusader, which was sold in 1996.

OTHER  PROPERTIES

          The Company owns or has interests in oil and gas production facilities relating to its oil and gas production operations throughout the world. In addition, the Company leases or owns office space and other properties for its various operations in various parts of the world.

          For additional information on the Company's leases, including its office leases, see note 21 of Notes to Consolidated Financial Statements.

FORWARD-LOOKING  INFORMATION

          Certain statements in this Annual Report on Form 10-K, including statements of the Company's and management's expectations, intentions, plans and beliefs, including those contained in or implied by Items 1 and 2, "Business and Properties", and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements, as defined in Section 21D of the Securities Exchange Act of 1934, that are dependent on certain events, risks and uncertainties that may be outside of the Company's control. These forward-looking statements include statements of management's plans and objectives for future operation and statements of future economic performance; information regarding drilling schedules, expected or planned production or transportation capacity, the future construction or upgrades or upgrades of pipelines (including costs), when the Cusiana and Cupiagua fields might become self-financing, future production of the Cusiana and Cupiagua fields, the negotiation of a gas sales contract and commencement of production in Malaysia-Thailand, the Company's capital budget and future capital requirements, the Company's meeting its future capital needs, the amount by which production from the Cusiana and Cupiagua fields may increase or when such increased production may commence, the Company's realization of its deferred tax asset, the level of future expenditures for environmental costs and the outcome of regulatory and litigation matters, and proven oil and gas reserves and discounted future net cash flows therefrom; and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including those described in the context of such forward-looking statements and in notes 20 and 21 of Notes to Consolidated Financial Statements.

EMPLOYEES

          At March 7, 1997, the Company employed approximately 270 full-time employees.

EXECUTIVE  OFFICERS  OF  THE  COMPANY

          The following table sets forth certain information regarding the executive officers of the Company at March 7, 1997:



                                                                                   SERVED WITH
                                                                                   -----------
                                                                                   THE COMPANY
                                                                                   -----------
NAME                    AGE  POSITION WITH THE COMPANY                             SINCE
----------------------  ---  ----------------------------------------------------  -----------

Thomas G. Finck          50  Chairman of the Board and Chief
                             Executive Officer                                            1992
Nick De'Ath              48  Senior Vice President, Exploration                           1993
Robert B. Holland, III   44  Senior Vice President, General Counsel and Secretary         1993
Peter Rugg               49  Senior Vice President and Chief Financial Officer            1993
A.E. Turner, III         48  Senior Vice President, Operations                            1994




          In August 1992, Mr. Finck was elected Director, President and Chief Operating Officer of the Company. Effective January 1993, Mr. Finck was elected Chief Executive Officer and effective May 1995 he assumed the additional position of Chairman of the Board. From July 1991 to August 1992, Mr. Finck served as President and Chief Executive Officer of American Energy Group, an independent oil and natural gas exploration and production company. From May 1984 until June 1991, Mr. Finck served as President and Chief
Executive Officer of Ensign Oil & Gas, Inc., a private domestic oil and gas exploration company.

          Mr. De'Ath was elected Senior Vice President, Exploration in 1993. From 1992 to 1993, Mr. De'Ath served as President and owner of Pinnacle Ltd., a management consulting firm providing services to multinational companies in Colombia, and from 1971 to 1991 served in various positions with subsidiaries of British Petroleum Company, p.l.c., including general manager of exploration for BP International Limited in Mexico from 1991 to 1992 and general manager of BP's Colombian operation from 1986 to 1991.

          Mr. Holland was elected Senior Vice President, General Counsel and Secretary of the Company in January 1993. For more than five years prior to joining the Company, Mr. Holland was a partner of the law firm of Jackson & Walker, L.L.P., Dallas, Texas.

          Mr. Rugg was elected Senior Vice President and Chief Financial Officer in April 1993. From September 1992 to April 1993, Mr. Rugg served as Vice President of J.P. Morgan & Co., Incorporated ("J.P. Morgan"), a financial services firm, and for more than the five years prior to September 1992, Mr. Rugg served as Vice President of Morgan Guaranty Trust Company of New York, an international bank owned by J.P. Morgan.

          Mr. Turner was elected Senior Vice President, Operations in March 1994. From 1988 to February 1994, Mr. Turner served in various positions with British Gas Exploration & Production, Inc., including Vice President and General Manager of operations in Africa and the Western Hemisphere from October 1993.

          All executive officers of the Company are elected annually by the Board of Directors of the Company to serve in such capacities until removed or their successors are duly elected and qualified. There are no family relationships among the executive officers of the Company.


ITEM  3.          LEGAL  PROCEEDINGS

LITIGATION

          The Company and subsidiaries or former subsidiaries of the Company, including Triton Oil, are among numerous defendants in three related lawsuits brought in the Superior Court of the State of California, County of Los Angeles, by (i) National Union Fire Insurance Company ("National Union") and The Restaurant Enterprises Group, (ii) Travelers Indemnity Company ("Travelers") and (iii) the City of Redondo Beach. All three lawsuits arise out of a 1988 tidal wave at King Harbor in Redondo Beach, California. The lawsuits allege, among other things, that the defendants' negligence contributed to the collapse of a hotel and the flooding of a restaurant in the tidal wave. In the case of Triton Oil, the alleged negligence was Triton Oil's drilling of nearby oil wells and alleged resulting ground subsidence which purportedly lowered the height of the King Harbor breakwater. The
Travelers lawsuit asserts damages in excess of $14.6 million, although in a separate lawsuit against the Army Corps of Engineers, the court found damages to be approximately $6.7 million. Of that $6.7 million, Travelers recovered $4 million from the City of Redondo Beach. The National Union lawsuit asserts damages in excess of $4.75 million, although in a separate lawsuit against the Army Corps of Engineers, the court found damages to be approximately $3.7 million. Of that $3.7 million, Travelers recovered $1 million from the City of Redondo Beach. The City of Redondo Beach lawsuit asserts damages in excess of $13.2 million, including indemnity for amounts it paid to settle the foregoing lawsuits and other claims arising out of the flooding. The three lawsuits have been consolidated for trial, which has been set for October 1997. The Company believes that it and its subsidiaries have meritorious defenses and intend to defend the suits vigorously.

          During the quarter ending September 30, 1995, the United States Environmental Protection Agency and Justice Department advised the Company that one of its domestic oil and gas subsidiaries, as a potentially responsible party for the clean-up of the Monterey Park, California Superfund site operated by Operating Industries, Inc., could agree to contribute approximately $2.8 million to settle its alleged liability for certain remedial tasks at the site. The offer did not address responsibility for any groundwater remediation. The subsidiary was advised that if it did not accept the settlement offer, it, together with other potentially responsible parties, may be ordered to perform or pay for various remedial tasks. After considering the cost of possible remedial tasks, its legal position relative to potentially responsible parties and insurers, possible legal defenses and other factors, the subsidiary declined to accept the offer.

          In June 1994, the Company and numerous other defendants were served by the State of Nevada, Division of Environmental Protection (the "NDEP") in a state court proceeding in Clark County, Nevada. The action seeks to hold the defendants responsible for remediation of certain underground water contamination at the McCarran International Airport and seeks civil penalties of up to $25,000 per day. The Company has been advised by the NDEP that the action was filed to toll the running of the statute of limitations on certain potential causes of action. The Company denies responsibility for the contamination at issue and does not believe that the action will have a material adverse affect on its consolidated financial position.

          The Company is also subject to litigation that is incidental to its business.

REGULATORY  MATTER

          In February 1997, the Company and the Securities and Exchange Commission ("SEC") concluded a settlement of the SEC's investigation of possible violations of the Foreign Corrupt Practices Act in connection with Triton Indonesia, Inc.'s former operations in Indonesia. The investigation was settled on a "consent decree" basis in which the Company neither admitted nor denied charges made by the SEC that the Company violated the Securities Exchange Act of 1934 when Triton Indonesia, Inc. made certain payments in 1989 and 1990 to a consultant advising Triton Indonesia, Inc. on its relations with the Indonesian state oil company and tax authority, misbooked the payments and failed to maintain adequate internal controls. Under the terms of the settlement, the Company's subsidiary, TEC, was permanently enjoined from future violations of the books and records and internal controls provisions of the Securities Exchange Act of 1934 and paid a civil monetary penalty of $300,000. In 1996, the Company was advised that the Department of Justice had concluded a parallel inquiry without taking any action.

CERTAIN  FACTORS

          None of the legal matters described above is expected to have a material adverse effect on the Company's consolidated financial position.
However, this statement of the Company's expectation is a forward-looking statement that is dependent on certain events and uncertainties that may be outside of the Company's control. Actual results and developments could differ materially from the Company's expectation, for example, due to such uncertainties as jury verdicts, the application of laws to various factual situations, the actions that may or may not be taken by other parties and the availability of insurance. In addition, in certain situations, such as environmental claims, one defendant may be responsible for the liabilities of other parties. Moreover, circumstances could arise under which the Company may elect to settle claims at amounts that exceed the Company's expected liability for such claims in an attempt to avoid costly litigation. Judgments or settlements could, therefore, exceed any reserves.


ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          No matter was submitted by the Company during the fourth quarter of the year ended December 31, 1996 to security holders, through the solicitation of proxies or otherwise.

                                   PART II

ITEM  5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

          Triton's ordinary shares are listed on the New York Stock Exchange and are traded under the symbol OIL. Set forth below are the high and low closing sales prices of Triton's ordinary shares as reported on the New York Stock Exchange Composite Tape for the periods indicated:



CALENDAR PERIODS  HIGH    LOW
----------------  ------  ------
1994:
First Quarter     32      26 3/4
Second Quarter    35 7/8  25 1/8
Third Quarter     36      30
Fourth Quarter    37 1/4  31
1995:
First Quarter     38 1/4  31
Second Quarter    48 1/2  37 1/8
Third Quarter     55      44 1/4
Fourth Quarter    57 3/8  44
1996:
First Quarter     59 3/4  46 3/4
Second Quarter    57 1/8  45 3/4
Third Quarter     49 3/8  40 1/2
Fourth Quarter    50 5/8  42 1/2
1997:
 First Quarter*   52 1/2  41


______________________
*Through  March  7,  1997.

          Triton has not declared any cash dividends on its ordinary shares since fiscal 1990. The Company's current intent is to retain earnings for use in the Company's business and the financing of its capital requirements. The payment of any future cash dividends is necessarily dependent upon the earnings and financial needs of the Company, along with applicable legal and contractual restrictions.

          The payment of dividends on the Company's capital stock is restricted pursuant to the Company's revolving credit facility and the indentures under which its publicly traded notes were issued.

          Under applicable corporate law, the Company may pay dividends or make other distributions to its shareholders in such amounts as appear to the directors to be justified by the profits of the Company or out of the Company's share premium account if the Company has the ability to pay its debts as they come due.

          As of March 7, 1996, the Company had outstanding 247,469 shares of its 5% Convertible Preference Shares ("5% Preference Shares"). Each 5% Preference Share may be converted into one ordinary share of Triton and bears a cash dividend, which has priority over dividends on Triton's ordinary shares,  equal  to  5%  per annum on the redemption price of $34.41 per share, payable semi-annually on March 30 and September 30 of each year. The 5% Preference Shares have priority over Triton ordinary shares upon liquidation, and may be redeemed at Triton's option at any time on or after March 30, 1998 (or such earlier date as there are fewer than 133,005 5% Preference Shares outstanding) for cash equal to the redemption price. Any shares of 5% Preference Shares that remain outstanding on March 30, 2004, must be redeemed at the redemption price either for cash or, at the Company's option, for Triton ordinary shares. See notes 4 and 14 of Notes to Consolidated Financial Statements.

          The Company has adopted a Shareholder Rights Plan pursuant to which preference share rights attach to all ordinary shares at the rate of one right for each ordinary share. Each right entitles the registered holder to purchase from the Company one one-thousandth of a Series A Junior Participating
Preference Share, par value $.01 per share ("Junior Preference Shares"), of the Company at a price of $120 per one one-thousandth of a share of such Junior Preference Shares, subject to adjustment. Generally, the rights only become distributable 10 days following public announcement that a person has acquired beneficial ownership of 15% or more of Triton's ordinary shares or 10 business days following commencement of a tender offer or exchange offer for 15% or more of the outstanding ordinary shares; provided that, pursuant to the terms of the plan, Oppenheimer Group, Inc. ("Oppenheimer") may increase its level of beneficial ownership to 19.9% without triggering a distribution of the rights. If, among other events, any person becomes the beneficial owner of 15% or more of Triton's ordinary shares (except as provided with respect to Oppenheimer), each right not owned by such person generally becomes the right to purchase such number of ordinary shares of the Company equal to the number obtained by dividing the right's exercise price (currently $120) by 50% of the market price of the ordinary shares on the date of the first occurrence. In addition, if the Company is subsequently merged or certain other extraordinary business transactions are consummated, each right generally becomes a right to purchase such number of shares of common stock of the acquiring person equal to the number obtained by dividing the right's exercise price by 50% of the market price of the common stock on the date of the first occurrence.

          Under certain circumstances, the Company's directors may determine that a tender offer or merger is fair to all shareholders and prevent the rights from being exercised. At any time after a person or group acquires 15% or more of the ordinary shares outstanding (other than with respect to Oppenheimer) and prior to the acquisition by such person or group of 50% or more of the outstanding ordinary shares or the occurrence of an event described in the prior paragraph, the Board of Directors of the Company may exchange the rights (other than rights owned by such person or group which will become void), in whole or in part, at an exchange ratio of one ordinary share, or one one-thousandth of a Junior Preference Share, per right (subject to adjustment).

          The rights will expire on May 22, 2005, unless such expiration date is extended or unless the rights are earlier redeemed or exchanged by the Company. At any time prior to a person acquiring beneficial ownership of 15% or more of Triton's ordinary shares, the Company may redeem the rights in whole, but not in part, at a price of $.01 per right. For so long as the rights are redeemable, the Company may, except with respect to the redemption price, amend the rights in any manner.

          At March 7, 1997, there were 4,459 record holders of the Company's ordinary shares.

ITEM  6.          SELECTED  FINANCIAL  DATA




                                                                                               AS OF OR
                                                                                               FOR SEVEN
                                                        AS OF OR FOR YEAR ENDED                MONTHS ENDED
                                                        DECEMBER 31,                           DECEMBER 31,
                                                        ------------------------------------  ------------
                                                                1996      1995         1994            1994
                                                        ------------  --------  ------------  --------------
                                                                                 (unaudited)

OPERATING DATA (IN THOUSANDS, EXCEPT PER SHARE DATA):
Sales and other operating revenues (1)                  $    133,977  $107,472  $    32,952   $      20,736
Earnings (loss) from continuing operations (1) (2)            23,805     6,541      (49,610)        (26,630)
Earnings (loss) before extraordinary
   items and cumulative effect of
   accounting change                                          23,805     2,720      (52,701)        (27,708)
Net earnings (loss) (2)                                       22,609     2,720      (52,701)        (27,708)
Average ordinary and equivalent
   shares outstanding                                         36,919    35,147       34,916          34,944
Earnings (loss) per ordinary share:
   Continuing operations (1) (2)                        $       0.62  $   0.16  $     (1.43)  $       (0.78)
   Before extraordinary item and
     cumulative effect of accounting change                     0.62      0.05        (1.52)          (0.81)
   Net earnings (loss)                                          0.59      0.05        (1.52)          (0.81)

BALANCE SHEET DATA (IN THOUSANDS):
Net property and equipment                              $    676,833  $524,381  $   399,658   $     399,658
Total assets                                                 914,524   824,167      619,201         619,201
Long-term debt(3)                                            217,078   401,190      315,258         315,258
Redeemable preference shares of
   subsidiaries                                                  ---       ---          ---             ---
Shareholders' equity                                         300,644   246,025      237,195         237,195

CERTAIN OIL AND GAS DATA  (4):
Production
   Oil (Mbbls) (5)                                             5,987     6,303        2,534           1,488
   Gas (MMcf)                                                  2,517     5,312        5,516           3,427
Average sales price
   Oil (per bbl)                                        $      19.61  $  16.60  $     15.26   $       16.41
   Gas (per Mcf)                                        $       1.69  $   1.64  $      1.51   $        1.44






                                                        AS OF OR FOR YEAR ENDED MAY 31,
                                                        ----------------------------------
                                                               1994       1993       1992
                                                        ------------  ---------  ---------


OPERATING DATA (IN THOUSANDS, EXCEPT PER SHARE DATA):
Sales and other operating revenues (1)                  $    43,208   $ 84,414   $ 90,724
Earnings (loss) from continuing operations (1) (2)           (4,597)   (76,509)   (81,333)
Earnings (loss) before extraordinary
   items and cumulative effect of
   accounting change                                         (9,341)   (93,552)   (94,037)
Net earnings (loss) (2)                                      (9,341)   (89,535)   (94,037)
Average ordinary and equivalent
   shares outstanding                                        34,775     34,241     29,898
Earnings (loss) per ordinary share:
   Continuing operations (1) (2)                        $     (0.13)  $  (2.23)  $  (2.77)
   Before extraordinary item and
     cumulative effect of accounting change                   (0.27)     (2.73)     (3.19)
   Net earnings (loss)                                        (0.27)     (2.61)     (3.19)

BALANCE SHEET DATA (IN THOUSANDS):
Net property and equipment                              $   308,498   $330,151   $385,979
Total assets                                                616,101    561,931    571,169
Long-term debt(3)                                           294,441    159,147     27,587
Redeemable preference shares of
   subsidiaries                                                 ---     11,399     12,972
Shareholders' equity                                        263,422    255,432    336,013

CERTAIN OIL AND GAS DATA  (4):
Production
   Oil (Mbbls) (5)                                            2,886      3,691      3,777
   Gas (MMcf)                                                 9,078     21,958     24,366
Average sales price
   Oil (per bbl)                                        $     15.15   $  18.67   $  19.26
   Gas (per Mcf)                                        $      1.44   $   1.27   $   1.21


____________________
(1) Operating data for the year ended December 31, 1994 (unaudited), the seven months ended December 31, 1994 and the years ended May 31, 1994, 1993 and 1992 are restated to reflect the aviation sales and services segment and the wholesale fuel products segment as discontinued operations in 1995 and 1993, respectively.
(2) Gives effect to the writedown of assets and loss provisions of $46.2 million, $1.1 million, $14.7 million, $1.0 million, $45.8 million, $99.9 million and $48.8 million for the years ended
    December 31, 1996, 1995 and 1994 (unaudited), the seven months ended December 31, 1994 and the years ended May 31, 1994, 1993 and 1992, respectively.
(3) Long-term debt does not include current maturities totaling $199.6 million, $1.3 million, $.3 million, $.3 million, $3.4 million and $8.5 million at December 31, 1996, 1995 and 1994 and May 31, 1994,
    1993 and 1992, respectively.
(4) Information presented includes the 49.9% equity investment in Crusader Limited, which was sold in 1996.
(5) Includes natural gas liquids and condensate. Production excludes .7 million and .4 million barrels of oil produced and delivered under a forward oil sale entered into in May 1995 for the years ended
    December 31, 1996 and 1995, respectively.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    Liquidity and Capital Requirements

          Cash, cash equivalents and marketable securities totaled $14.9 million and $95.5 million at December 31, 1996 and 1995, respectively, while the unused portion of available credit facilities was $111.8 million and $58.6 million at December 31, 1996 and 1995, respectively. Working capital (deficit) was ($182.2 million) at December 31, 1996, compared with $85.6 million at December 31, 1995. The decline in working capital primarily resulted from the classification of the Company's 12 1/2% Senior Subordinated Discount Notes ("1997 Notes") due November 1997 ($189.9 million) as a current liability and use of cash and marketable securities to fund the 1996 capital spending program.

          The Company's capital expenditures and other capital investments were $252.7 million, $178.2 million, $89.9 million and $86.8 million during the years ended December 31, 1996 and 1995, the seven months ended December
31, 1994, and the year ended May 31, 1994, respectively, primarily for exploration and development of the Cusiana and Cupiagua fields (the "Fields") in Colombia, and for exploration in Block A-18 of the Malaysia-Thailand Joint Development Area in the Gulf of Thailand and in other areas. The 1996 capital spending program and repayment of debt were funded with cash, cash flow from operations ($80.7 million), and proceeds from sales of marketable securities ($38.5 million) and other assets ($108.1 million). At December 31, 1996, the Company had outstanding borrowings of $40.6 million under a term credit facility supported by a guarantee issued by the Export-Import Bank of the United States. In 1996, the Company signed a $125 million unsecured bank revolving credit facility. The facility matures in August 1998. The Company had outstanding borrowings of $11 million under the facility as of December 31, 1996. Also during 1996, the Company purchased in the open market $30 million face value of its 1997 Notes and realized an extraordinary after-tax expense of $1.2 million. At December 31, 1996, $210 million face value of the 1997 Notes remained outstanding.

          The 1995 capital spending program was funded with cash flow from operations (including a forward sale of Cusiana crude oil), cash, proceeds from marketable securities, sales of assets ($20.9 million) and net borrowings ($36.3 million). In May 1995, the Company sold 10.4 million barrels of oil in a forward oil sale. Under the terms of the sale, the Company received approximately $87 million of the approximately $124 million net proceeds and is entitled to receive substantially all of the remaining proceeds (now held in various interest-bearing reserve accounts) when the Company's Cusiana and Cupiagua fields project in Colombia becomes self-financing, which is expected in 1997, and when certain other conditions are met. During 1995, the Company repaid $25 million of short-term debt and borrowed $48.6 million under a $65 million long-term revolving credit facility. This facility was paid off in 1996 and was terminated.

          Capital expenditures incurred during the seven months ended December 31, 1994, were funded by cash, net proceeds from marketable securities ($30.8 million) and borrowings ($17.2 million). The principal sources for funds for the year ended May 31, 1994, used to support operations, capital expenditures and debt repayment were $100 million in proceeds from the sale of assets and approximately $124 million from the issuance of $170 million principal amount of 9 3/4% Senior Subordinated Discount Notes ("9 3/4% Notes") due December 2000.
          Development of the Fields, including drilling and construction of additional production facilities, will require further capital outlays. Further exploration and development activities on Block A-18, as well as exploratory drilling in other countries, also will require substantial capital outlays. The Company's capital budget for the year ending December 31, 1997, is approximately $310 million, excluding capitalized interest, of which approximately $150 million relates to the Fields and capital contributions to Oleoducto Central S.A. ("OCENSA"), $95 million relates to Block A-18, and $65 million relates to the Company's exploration and drilling program in other parts of the world. The Company assisted OCENSA in raising one tranche of debt totaling $65 million in 1996 and may assist OCENSA in raising up to $25 million of additional debt in 1997. Capital requirements for exploration and development relating to Block A-18 are expected to increase significantly into 1998.

          The Company has filed a shelf registration statement with the Securities and Exchange Commission that provides for the issuance of up to $600 million of securities, of which up to $200 million may be equity securities.

          The Company expects to meet capital needs, including raising funds to repay the 1997 Notes, in the future with a combination of some or all of the following: the Company's revolving credit facility, cash flow from its Colombian operations (including additional proceeds from the 1995 forward oil sale), cash and marketable securities, asset sales, and the issuance of debt and equity securities. The Company's indentures permit the Company to incur total indebtedness (excluding certain permitted indebtedness) of up to 25% of the sum of its indebtedness and market capitalization of its capital stock. As of yearend 1996, the revolving credit facility permitted the Company to incur total indebtedness of up to approximately $630 million. Availability under the credit facility may be more in the future under certain circumstances.

                           Results of Operations

          The  Company  changed  its fiscal yearend from May 31 to December 31
beginning  in  1995.    The  Consolidated  Statements of Operations report the
Company's results of operations for the years ended December 31, 1996 and 1995, the seven months ended December 31, 1994, and the year ended May 31, 1994; however, Management's Discussion and Analysis compares the calendar years ended December 31, 1996, 1995 and 1994. The results of operations for the year ended December 31, 1994, for which the Company would have reported a net loss after preferred dividends of $53.2 million, have not been audited.

Year Ended December 31, 1996, Compared with Year Ended December 31, 1995

          Revenues

          Sales and other operating revenues were $134 million and $107.5 million in 1996 and 1995, respectively. Revenue in Colombia increased by $37.2 million in 1996 due to higher production ($15.7 million) and higher oil prices ($21.5 million) resulting from more favorable market conditions and batching of Cusiana crude that began in mid-1995. Revenue barrels in Colombia, including barrels delivered under the forward oil sale, increased from 5.5 million barrels in 1995 to 6.5 million barrels in 1996, even though the Company received .7 million fewer barrels in 1996 as reimbursement of pre-commerciality costs related to the Cusiana Field. Oil and gas sales from properties sold in late 1995 and early 1996 aggregated
$17 million in 1995, compared  with  $2.7  million  in  1996.

          Based on the operator's current projections, the Company expects gross production capacity from the Fields to reach 320,000 barrels per day during summer 1997 and at least 500,000 barrels per day by the end of 1997. Beginning in April 1997, the Company's delivery requirement under the forward oil sale will increase from 58,425 barrels per month to 254,136 barrels per month, which will have an adverse effect on the Company's earnings and cash flows on a per barrel basis. The Company expects that the adverse effect on the Company's results of operations and cash flows will be mitigated by increased production from the Fields. There can be no assurance, however, as to the timing of any such increase in production or that any such increase would occur in the same accounting period as the increase in the Company's forward oil sale delivery requirement.

          Other operating revenues in 1996 included a gain of $4.1 million resulting from the sale of the Company's royalty interests in U.S. properties for $23.8 million based on an effective date of January 1, 1996.

          Costs  and  Expenses

          Operating expenses increased $1.4 million in 1996, and depreciation, depletion and amortization increased $2.4 million. The Company's operating costs per equivalent barrel were $5.77 and $6.28 in 1996 and 1995, respectively. Higher production in Colombia increased operating expenses by $9.9 million and depreciation and depletion by $3.6 million. Operating expenses from properties sold in late 1995 and early 1996 were $1.8 million and $10.2 million in 1996 and 1995, respectively.

          During 1997, the Company expects that aggregate pipeline tariff costs from OCENSA will increase. When the pipeline expansion project is completed and shipments through the pipeline upgrade commence, and each year thereafter, OCENSA will assess to the Cusiana and Cupiagua fields shippers (the "Initial Shippers") a tariff estimated to recoup the total cost of the project over a period of 15 years, its operating expenses, which include all Colombian taxes, interest expense, and the dividend to be paid by OCENSA to its shareholders. Shippers of crude oil which are not Initial Shippers ("Third Party Shippers") will be assessed a tariff on a per barrel basis and OCENSA will use revenues from such tariffs to reduce the Initial Shippers' tariff. The Company cannot predict with any certainty the impact of the increased tariff on a per barrel basis due to the uncertainty as to the volumes of the Third Party Shippers' production to be transported by OCENSA and when the increases in production from the Cusiana and Cupiagua fields may occur.

          General and administrative expenses before capitalization increased $3.8 million in 1996 to $50.5 million, primarily due to greater exploration activities. Capitalized general and administrative costs were $24.6 million and $21.1 million in 1996 and 1995, respectively.

          In 1996, the Company's oil and gas properties and other assets in Argentina were written down $43 million following a review of technical information that indicated the acreage portfolio did not meet the Company's exploration objectives.

          Other  Income  and  Expenses

          Interest expense before capitalization increased $2.7 million in 1996 to $43 million. Capitalized interest increased from $16.2 million in
1995 to $27.1 million in 1996 due to construction of support equipment and facilities in the Fields and greater exploration activities throughout the world.

          Other income, net in 1996 included a $10.4 million gain on the sale of the Company's shareholdings in Crusader, a $7.6 million benefit for settlement of a lawsuit in which the Company was plaintiff and an $11 million unrealized gain representing the change in fair market value of the West Texas Intermediate ("WTI") benchmark call options purchased in 1995. These gains were offset by $3.2 million in loss provisions for various legal matters. Other income, net in 1995 included $7.2 million received from legal settlements, a $3.5 million gain on the sale of Triton France and $2.9 million received from the early redemption of the Crusader convertible notes. These gains were offset by a $4.2 million unrealized expense representing the change in fair market value of the WTI benchmark call options.

          Income  Taxes

          Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," requires that the Company make projections about the timing and scope of certain future business transactions in order to estimate recoverability of deferred tax assets primarily resulting from the expected utilization of net operating loss carryforwards ("NOLs"). Changes in the timing or nature of actual or anticipated business transactions, projections, organizational changes, and income tax laws can give rise to significant adjustments to the Company's deferred tax expense or benefit that may be reported from time to time. For these and other reasons, compliance with SFAS 109 may result in significant differences between tax expense for income statement purposes and taxes actually paid.

          The income tax provision for 1996 represented current and deferred taxes in Colombia, deferred taxes on exploration projects throughout the world, and a deferred tax benefit in the United States related to anticipated future utilization of NOLs. Subject to the factors described above, the Company currently expects that its foreign deferred tax provision will substantially exceed its current tax provision (i.e., actual taxes paid) resulting in an effective tax for income statement purposes that will exceed statutory tax rates, at least until the Cusiana and Cupiagua fields project reaches peak production. The primary reason for the expected difference is the nondeductibility for Colombian tax purposes of certain capital expenses and the treatment of reimbursements for pre-commerciality costs as a return of capital under Colombian tax laws. Conversely, Colombian tax law permits the Company to adjust the tax basis of certain assets based on the Colombian inflation rate and to include any resulting increases in tax depreciation of the underlying asset based on rates of production and other factors. The Company's deferred tax liability has not been reduced to reflect the impact of this inflation adjustment.

          At December 31, 1996, the Company had NOLs of approximately $230.7 million, and certain subsidiaries had separate return limitation years ("SRLY") operating loss carryforwards of approximately $50.9 million. The NOLs expire from 1998 to 2012, and the SRLY operating loss carryforwards expire from 1997 to 2002. See note 12 of Notes to Consolidated Financial Statements.

          The Company recorded a deferred tax asset of $71.4 million, net of a valuation allowance of $30.7 million at December 31, 1996. The valuation allowance is primarily attributable to SRLY operating losses that are currently not realizable due to the lack of potential future income in the applicable subsidiaries, and the expectation that other tax credits will expire without being utilized. The minimum amount of future taxable income necessary to realize the deferred tax asset is approximately $204 million. Although there can be no assurance the Company will achieve such levels of income, management believes the deferred tax asset will be realized through increasing income from its operations.

          The income tax provision for 1996 decreased primarily due to the recognition of a deferred tax benefit in the United States totaling $23.5 million related to anticipated future utilization of NOLs, compared with a similar benefit of $12.8 million in 1995. The 1996 benefit reflects the improvement in the Company's anticipated operating results. Foreign current tax expense of $5.4 million in 1996 increased $1.4 million from 1995, mainly due to increased profitability from the Company's Colombian operations. Foreign deferred tax expense of $15.4 million in 1996 decreased $2.9 million from 1995, primarily due to the writedown of the Company's Argentina assets, which lowered taxes by $3.7 million in 1996 compared with 1995.

 Year Ended December 31, 1995, Compared with Year Ended December 31, 1994

     Revenues

          Sales and other operating revenues were $107.5 million and $33 million in 1995 and 1994, respectively. Revenues in Colombia increased by $81.6 million in 1995 primarily due to greater production capacity from the installation in late 1994 and early 1995 of four production units in the Cusiana central processing facility and higher oil prices in Colombia ($16.29 per barrel in 1995, compared with $13.16 per barrel in 1994) resulting from more favorable market conditions and batching of Cusiana crude beginning in mid-1995. The 1995 results also included revenues of $14.5 million relating to the reimbursement of pre-commerciality costs for the Cusiana Field. Oil sales in France were $5.8 million higher in 1994 than in 1995, primarily
because  of    the  sale  of  Triton  France  in  August  1995.

          Costs  and  Expenses

          Operating expenses increased $14.1 million to $35.3 million in 1995, while depreciation, depletion and amortization increased $9.5 million to $23.2 million in 1995. Higher production in Colombia increased operating expenses by $19.1 million and depreciation, depletion and amortization by $13.4 million. The Company's operating costs per equivalent barrel were $6.28 and $10.75 in 1995 and 1994, respectively. The sale of Triton France reduced operating expenses and depletion in 1995 by $3.6 million and $3.7 million, respectively. The 1994 results included an accrual of $1.1 million for environmental clean-up costs in the United States.

          General and administrative expenses decreased from $29.1 million in 1994 to $25.7 million in 1995, primarily due to increased capitalization of general and administrative expenses from $14.9 million in 1994 to $21.1 million in 1995 resulting from increased exploration and development activities.

          Writedown of assets in 1994 totaling $14.7 million was primarily related to oil properties in France under application of the Securities and
Exchange  Commission    full  cost  ceiling  limitation.

          Other  Income  and  Expenses

          Interest income was $8 million and $8.1 million in 1995 and 1994, respectively. Interest expense increased by $12 million in 1995 due to higher debt outstanding and lower capitalized interest. Capitalized interest was $16.2 million and $20.6 million in 1995 and 1994, respectively.

          Equity in loss of affiliates, net was $2.2 million in 1995, compared with $2.9 million in 1994. Equity in loss of Crusader for 1995 included a net gain of $3.8 million on the sale of Saracen Minerals Limited, a $2.7 million loss related to the early redemption of Crusader's Convertible Notes and writedowns of $2.9 million on unproved oil and gas properties and a coal mining property.

          Other income, net was $11.6 million in 1995, compared with $2.8 million in 1994. Other income during 1995 included $7.2 million received from legal settlements, a $3.5 million gain on the sale of Triton France and $2.9 million received from the early redemption of Crusader's Convertible Notes. These gains were offset by a $4.2 million noncash charge representing the change in fair market value of WTI benchmark call options purchased in 1995.

          Income  Taxes

          Income tax expense of $10 million in 1995 increased $8.5 million from 1994, mainly due to increased profitability from the Company's Colombian operations and the absence of tax refunds of $2 million received in 1994. The income tax provisions for 1995 and 1994 included deferred tax benefits in the United States of $12.8 million and $10.1 million, respectively, related to anticipated future utilization of NOLs.

                         Discontinued  Operations

               The results of operations for the aviation sales and services segment and wholesale fuel products segment have been reported as discontinued operations. In June 1995, the Company sold the assets of its subsidiary, Jet East, Inc., for $2.9 million in cash and a note, and realized a loss of $1.4 million on the sale. The Company accrued $.6 million for costs associated with final disposal of the segment, which occurred in August 1995. The 1994 losses of the wholesale fuel products segment, which was discontinued in 1993, were offset against a loss provision of $16.1 million, net of tax, at May 31, 1993. An additional accrual of $.7 million, net of tax, was recorded at May 31, 1994, for estimated operating losses associated with the final disposition of this segment.

                Minority Interest in Losses of Subsidiaries

          The Company ceased to record minority interest related to Triton Europe following the purchase of shares held by the minority interest owners on March 31, 1994.

                      Petroleum Price Risk Management

          Oil and natural gas sold by the Company are normally priced with reference to a defined benchmark, such as light sweet crude oil traded on the New York Mercantile Exchange. Actual prices received vary from the benchmark depending on quality and location differentials. It is the Company's policy to use financial market transactions with credit-worthy counterparties from time to time primarily to reduce risk associated with the pricing of a portion of the oil and natural gas that it sells. The policy is structured to underpin the Company's planned revenues and results of operations. The Company may also enter into financial market transactions to benefit from its assessment of the future prices of
its production relative to other benchmark prices.    There  can  be  no
assurance that the use of financial market transactions will not result in losses.

          With respect to the sale of oil to be produced by the Company, the Company has used a combination of swaps, options and collars to establish a minimum weighted average WTI benchmark price of $19.58 per barrel for an aggregate of 1.5 million barrels of production during the period from January through June 1997. As a result, to the extent WTI prices exceed the minimum WTI benchmark price during each month within the period, the Company will be able to sell its production at the higher market price, and to the extent that WTI prices are below the minimum WTI benchmark price, the Company will be able to realize prices related to the minimum WTI benchmark price on its hedged production.

          In anticipation of entering into a forward oil sale, the Company purchased WTI benchmark call options to retain the ability to benefit from future WTI price increases above a weighted average price of $20.42 per barrel. The volumes and expiration dates on the call options coincide with the volumes and delivery dates of the forward oil sale, which has delivery terms of 58,425 barrels per month through March 1997 and 254,136 barrels per month from April 1997 through March 2000. During the years ended December 31, 1996 and 1995, the Company recorded an unrealized gain of $11 million and an unrealized loss of $4.2 million, respectively, in other income, net related to the change in the fair market value of the call options. Future fluctuations in the fair market value of the call options will continue to affect other income as noncash adjustments.

          During the year ended December 31, 1996, markets provided the Company the opportunity to realize WTI benchmark oil prices on average $4.68 per barrel above the WTI benchmark oil price the Company set as part of its 1996 annual plan. As a result of financial and commodity market transactions settled during the year ended December 31, 1996, the Company's risk management program resulted in an average net realization of approximately $1.21 per barrel lower than if the Company had not entered into such transactions.

                         International Operations

          The Company derives substantially all of its consolidated revenues from international operations. A risk inherent in international operations is the possibility of realizing economic currency-exchange losses when transactions are completed in currencies other than U.S. dollars. The Company's risk of realizing currency-exchange losses currently is largely mitigated because the Company receives U.S. dollars for sales of its petroleum products in Colombia.

                           Exploration Operations

          Costs related to acquisition, holding and initial exploration of licenses in countries with no proved reserves are initially capitalized, including internal costs directly identified with acquisition, exploration and development activities. The Company's exploration licenses are periodically assessed for impairment on a country-by-country basis. If the Company's investment in exploration licenses within a country where no proved reserves are assigned is deemed to be impaired, the licenses are written down to estimated recoverable value. If the Company abandons all exploration efforts in a country where no proved reserves are assigned, all exploration costs associated with the country are expensed. Due to the unpredictable nature of exploration drilling activities, the amount and timing of impairment expense are difficult to predict with any certainty.

                           Environmental Matters

                  The Company is subject to extensive environmental laws and regulations. These laws regulate the discharge of oil, gas or other materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of such materials at various sites. Also, the Company remains liable for certain environmental matters that may arise from formerly owned fuel businesses that were involved in the storage, handling and sale of hazardous materials, including fuel storage in underground tanks. The Company believes that the level of future expenditures for environmental matters, including clean-up obligations, is impractical to determine with a precise and reliable degree of accuracy. Management believes that such costs, when finally determined, will not have a material, adverse effect on the Company's operations or consolidated financial condition.

           Certain Factors that Could Affect Future Operations

          Certain statements in this report, including statements of the Company's and management's expectations, intentions, plans and beliefs, are forward-looking statements, as defined in Section 21D of the Securities Exchange Act of 1934, that are dependent on certain events, risks and
uncertainties  that  may  be  outside  of  the  Company's  control.    These
forward-looking statements include statements of management's plans and objectives for the Company's future operations and statements of future economic performance; information regarding drilling schedules, expected or planned production or transportation capacity, the future construction or upgrades of pipelines (including costs), when the Cusiana and Cupiagua fields might become self-financing, future production of the Cusiana and Cupiagua fields, the negotiation of a gas-sales contract and commencement of production in Malaysia-Thailand, the Company's capital budget and future capital requirements, the Company's meeting its future capital needs, the amount by which production from the Cusiana and Cupiagua fields may increase or when such increased production may commence, the Company's realization of its deferred tax asset, the level of future expenditures for environmental costs, the outcome of regulatory and litigation matters, and proven oil and gas reserves and discounted future net cash flows therefrom; and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including those described in the context of such forward-looking statements and in notes 20 and 21 of Notes to Consolidated Financial Statements.

ITEM  8.          FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

          The financial statements required by this item begin at page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not  applicable.

                                   PART III

ITEM  10.          DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

          The information relating to the Company's Directors and nominees for election as Directors of the Company is incorporated herein by reference from the Proxy Statement for the 1997 Annual Meeting of Shareholders of the Company (the "Proxy Statement"), specifically the discussion under the heading "Election of Directors." It is currently anticipated that the Proxy Statement will be publicly available and mailed in April 1997. Certain information as to executive officers is included herein under Items 1 and 2, "Business and Properties - Executive Officers." The discussion under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement is incorporated herein by reference.

ITEM  11.          EXECUTIVE  COMPENSATION

          The discussion under "Management Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM  12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The discussion under "Voting and Principal Shareholders" in the Proxy Statement is incorporated herein by reference.

ITEM  13.          CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

          The discussion under "Management Compensation" in the Proxy Statement is incorporated herein by reference.

                                   PART IV


ITEM  14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Annual Report on Form 10-K:

     1. Financial Statements: The financial statements filed as part of this report are listed in the "Index to Financial Statements and Schedules" on page F-1 hereof.

     2. Financial Statement Schedules: The financial statement schedules filed as part of this report are listed in the "Index to Financial Statements and Schedules" on page F-1 hereof.

     3.          Exhibits required to be filed by Item 601 of Regulation S-K.
(Where the amount of securities authorized to be issued under any of Triton Energy Limited's and any of its subsidiaries' long-term debt agreements does not exceed 10% of the Company's assets, pursuant to paragraph (b)(4) of Item 601 of Regulation S-K, in lieu of filing such as exhibits, the Company hereby agrees to furnish to the Commission upon request a copy of any agreement with respect to such long-term debt.)


3.1   Memorandum  of  Association.(1)
3.2   Articles  of  Association.(1)
4.1 Specimen Share Certificate of Ordinary Shares, $.01 par value, of the Company.(2)
4.2 Rights Agreement dated as of March 25, 1996, between Triton and Chemical Bank, as Rights Agent, including, as Exhibit A thereto, Resolutions establishing the Junior Preference Shares.(1)
4.3   Resolutions  Authorizing  the Company's 5% Convertible Preference
      Shares.(3)
4.4 Amendment No. 1 to Rights Agreement dated as of August 2, 1996, between Triton and Chemical Bank, as Rights Agent.(4)
10.1  Amended  and  Restated    Retirement  Income  Plan.(5)(21)
10.2  Amended  and  Restated  Supplemental Executive Retirement Income
      Plan.(6)(21)
10.3  1981  Employee  Non-Qualified  Stock  Option  Plan.(7)(21)
10.4  Amendment  No. 1 to the 1981 Employee Non-Qualified Stock Option
      Plan.(8)(21)
10.5  Amendment  No. 2 to the 1981 Employee Non-Qualified Stock Option
      Plan.(7)(21)
10.6  Amendment  No. 3 to the 1981 Employee Non-Qualified Stock Option
      Plan.(5)(21)
10.7  1985  Stock  Option  Plan.(9)(21)
10.8  Amendment  No.  1  to  the  1985  Stock  Option  Plan.(7)(21)
10.9  Amendment  No.  2  to  the  1985  Stock  Option  Plan.(5)(21)
10.10 Amended  and  Restated  1986 Convertible Debenture Plan.(5)(21)
10.11 1988  Stock  Appreciation  Rights  Plan.(10)(21)
10.12 1989  Stock  Option  Plan.(11)(21)
10.13 Amendment  No.  1  to  1989  Stock  Option  Plan.(7)(21)
10.14 Amendment  No.  2  to  1989  Stock  Option  Plan.(5)(21)
10.15 Second  Amended  and  Restated  1992 Stock Option Plan.(13)(21)
10.16 Form of Amended and Restated Employment Agreement with Triton Energy Limited and its executive officers.(21)(22)
10.17 Form of Amended and Restated Employment Agreement with Triton Energy Limited and certain officers.(21)(22)
10.18 Amended  and  Restated  1985  Restricted  Stock  Plan.(5)(21)
10.19 First  Amendment  to Amended and Restated 1985 Restricted Stock
      Plan.(12)(21)
10.20 Second  Amendment to Amended and Restated 1985 Restricted Stock
      Plan.(13)(21)
10.21 Executive  Life  Insurance  Plan.(14)(21)
10.22 Long  Term  Disability  Income  Plan.(14)(21)
10.23 Amended  and  Restated  Retirement  Plan  for Directors.(9)(21)
10.24 Amended and Restated Indenture dated as of March 25, 1996 between Triton and Chemical Bank, with respect to the issuance of Senior Subordinated Discount Notes due 1997.(13)
10.25 Amended and Restated Senior Subordinated Indenture by and between the Company and United States Trust Company of New York, dated as of March 25, 1996.(13)
10.26 Contract for Exploration and Exploitation for Santiago de Atalayas I with an effective date of July 1, 1982, between Triton Colombia, Inc., and Empresa Colombiana De Petroleos.(9)
10.27 Contract for Exploration and Exploitation for Tauramena with an effective date of July 4, 1988, between Triton Colombia, Inc., and Empresa Colombiana  De  Petroleos.(10)
10.28 Summary of Assignment legalized by Public Instrument No. 1255 dated September 15, 1987 (Assignment is in Spanish language).(10)
10.29 Summary of Assignment legalized by Public Instrument No. 1602 dated June 11, 1990 (Assignment is in Spanish language).(10)
10.30 Summary of Assignment legalized by Public Instrument No. 2586 dated September 9, 1992 (Assignment is in Spanish language).(10)
10.31 401(K)  Savings  Plan.(5)(21)
10.32 Contract between Malaysia-Thailand and Joint Authority and Petronas Carigali SDN.BHD. and Triton Oil Company of Thailand relating to Exploration and Production of Petroleum for Malaysia-Thailand Joint Development Area Block A-18.(15)
10.33 Triton Crude Purchase Agreement between Triton Colombia, Inc. and
      Oil  Co.,  LTD.  dated  May  25,  1995.(16)
10.34 Credit Agreement among Triton Colombia, Inc., Triton Energy Corporation, NationsBank, N.A. (Carolinas) and Export-Import
      Bank of the United  States.(12)
10.35 Amendment No. 1 to Credit Agreement among Triton Colombia, Inc.,
      Triton Energy Corporation, NationsBank, N.A. (Carolinas) and Export-Import Bank of the United States.(12)
10.36 Amendment No. 2 to Credit Agreement among Triton Colombia, Inc.,
      Triton Energy Corporation, NationsBank, N.A. (Carolinas) and Export-Import Bank of the United States.(13)
10.37 Agreement and Plan of Merger among Triton Energy Corporation, Triton Energy Limited and TEL Merger Corp.(12)
10.38 Credit Agreement among Triton Energy Limited and Triton Energy Corporation, as Borrowers, and NationsBank of Texas, N.A., Barclays Bank PLC, Meespierson N.V., The Chase Manhattan Bank and Societe Generale, Southwest Agency dated August 30, 1996. (17)
10.39 Credit  Agreement  between Triton Energy Corporation and Banque
      Paribas Houston Agency dated as of May 28, 1995, together with related form of revolving credit note.(18)
10.40 First Amendment to Credit Agreement between Triton Energy Corporation and Banque Paribas Houston Agency darted May 16, 1995.(19)
10.41 Security Agreement between Triton Energy Corporation and Banque
      Paribas  Houston  Agency.(18)
10.42 Second Amendment to Credit Agreement and First Amendment to Security Agreement between Triton Energy Corporation and Banque Paribas Houston Agency dated August 11, 1995.(6)
10.43 Third Amendment to Credit Agreement between Triton Energy Corporation and Banque Paribas Houston Agency dated September 29, 1995.(6)
10.44 Consent, Waiver and Guaranty among Triton Energy Limited, Triton
      Energy Corporation and Paribas Houston Agency dated as of March 25, 1996. (13)
10.45 Form of Indemnity Agreement entered into with each director and officer  of  the  Company.  (17)
10.46 Restated Employment Agreement between John Tatum and the Company.
      (21)(22)
10.47 Description of Performance Goals for Executive Bonus Compensation.
      (21)(22)
10.48 Demand Promissory Note - Grid executed by Triton Energy Limited and Triton Energy Corporation in favor of Banque Paribas dated as of February 6, 1997.(22)
11.1  Computation  of  Earnings  per  Share.  (22)
12.1  Computation  of  Ratio  of  Earnings  to  Fixed  Charges.  (22)
12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends. (22)
21.1  Subsidiaries  of  the  Company.(22)
23.1  Consent  of  Price  Waterhouse  LLP.(22)
23.2  Consent  of  DeGolyer  and  MacNaughton.(22)
24.1 The power of attorney of officers and directors of the Company (set forth on the signature page hereof).(22)
27.1  Financial  Data  Schedule.(22)
99.1  Rio  Chitamena  Association  Contract.(20)
99.2  Rio  Chitamena  Purchase  and  Sale  Agreement.(20)
99.3  Integral  Plan  -  Cusiana  Oil  Structure.(20)
99.4  Letter  Agreements  with  co-investor  in  Colombia.(20)
99.5  Colombia  Pipeline  Memorandum  of  Understanding.(20)
99.6  Amended and Restated Oleoducto Central S.A. Agreement dated as of
      March  31,  1995.(19)

----------------------------

(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-08005) and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Registration Statement on Form 8-A dated March 25, 1996 and incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's and Triton Energy Corporation's Registration Statement on Form S-4 (No. 333-923) and incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A (Amendment No. 1) dated August 14, 1996 and incorporated herein by reference.
(5) Previously  filed  as  an  exhibit to Triton Energy Corporation's
    Quarterly Report on Form 10-Q for the quarter ended November 30, 1993 and incorporated by reference herein.
(6) Previously  filed  as  an  exhibit to Triton Energy Corporation's
    Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.
(7) Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form 10-K for the fiscal year ended May 31, 1992 and incorporated herein by reference.
(8) Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form 10-K for the fiscal year ended May 31, 1989 and incorporated by reference herein.
(9) Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form 10-K for the fiscal year ended May 31, 1990 and incorporated herein by reference.
(10)Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form 10-K for the fiscal year ended May 31, 1993 and incorporated by reference herein.
(11)Previously  filed  as  an exhibit to Triton Energy Corporation's
    Quarterly  Report  on  Form  10-Q  for the quarter ended November 30,
    1988 and incorporated  herein  by  reference.
(12)Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.
(13)Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference.
(14)Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form 10-K for the fiscal year ended May 31, 1991 and incorporated herein by reference.
(15)Previously filed as an exhibit to Triton Energy Corporation's current report on Form 8-K dated April 21, 1994 and incorporated by reference herein.
(16)Previously filed as an exhibit to Triton Energy Corporation's Current Report on Form 8-K dated May 26, 1995 and incorporated herein by reference.
(17)Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.
(18)Previously  filed  as  an exhibit to Triton Energy Corporation's
    Quarterly  Report  on  Form  10-Q  for  the  quarter  ended March 31,
    1995 and incorporated  herein  by  reference.
(19)Previously  filed  as  an exhibit to Triton Energy Corporation's
    Quarterly  Report  on  Form  10-Q  for  the  quarter  ended  June 30,
    1995 and incorporated  herein  by  reference.
(20)Previously filed as an exhibit to Triton Energy Corporation's current report on Form 8-K/A dated July 15, 1994 and incorporated by reference herein.
(21)Management  contract  or  compensatory  plan  or  arrangement.
(22)Filed  herewith.


     (b)          Reports  on  Form  8-K.

          None




                                  SIGNATURES

     Pursuant  to  the  requirements  of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed by the undersigned thereunto duly authorized on the 18 day of March, 1997.

                              TRITON  ENERGY  LIMITED



                              By: /s/Thomas G. Finck
                                  Thomas  G.  Finck
                                  Chairman  of  the Board and Chief Executive
                                  Officer

                              POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned officers and directors of Triton Energy Limited (the "Company") hereby constitutes and appoints Thomas G. Finck, Robert B. Holland, III, and Peter Rugg, or any of them (with full power to each of them to act alone), his true and lawful attorney-in-fact and agent, with full power of substitution, for him and on his behalf and in his name, place and stead, in any and all capacities, to sign, execute, and file any and all documents relating to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, including any and all amendments and supplements thereto, with any regulatory authority, granting unto said attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he himself might or could do if personally present, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 18 day of March, 1997.




          Signatures                            Title


     /s/Thomas G. Finck            Chairman of the Board and Chief  Financial
     Thomas  G.  Finck                 Officer


     /s/Peter Rugg                 Senior Vice President and
     Peter Rugg                      Chief Financial Officer
                                   (Principal  Accounting  and  Financial
                                     Officer)



 /s/John P. Lewis            Director          March 18, 1997
 John  P.  Lewis


 /s/Michael E. McMahon       Director          March 18, 1997
 Michael  E.  McMahon


 /s/Ernest E. Cook           Director          March 18, 1997
         Ernest  E.  Cook


 /s/Sheldon R. Erikson       Director          March 18, 1997
 Sheldon  R.  Erikson


 /s/Ray H. Eubank            Director          March 18, 1997
 Ray  H.  Eubank


 /s/Jesse E. Hendricks       Director          March 18, 1997
 Jesse  E.  Hendricks


 /s/Fitzgerald S. Hudson     Director          March 18,  1997
 Fitzgerald  S.  Hudson


 /s/John R. Huff              Director         March 18, 1997
 John  R.  Huff


 /s/Wellslake D. Morse, Jr.   Director         March  18,  1997
  Wellslake  D.  Morse,  Jr.


 /s/Edwin D. Williamson       Director          March 18,  1997
 Edwin  D.  Williamson











                    TRITON ENERGY LIMITED AND SUBSIDIARIES
                 INDEX TO FINANCIAL STATEMENTS AND SCHEDULES




                                                                                     PAGE
                                                                                     ----

TRITON ENERGY LIMITED AND SUBSIDIARIES:
Report of Independent Accountants                                                    F-2
Consolidated Statements of Operations - Years ended December 31, 1996  and 1995,
seven  months ended December 31, 1994 and year ended May 31, 1994                    F-3
Consolidated Balance Sheets - December 31, 1996 and 1995                             F-4
Consolidated Statements of Cash Flows - Years ended December 31, 1996 and 1995,
seven months ended December 31, 1994 and year ended May 31, 1994                     F-5
Consolidated Statements of Shareholders' Equity - Years ended December 31, 1996 and
1995, seven months ended December 31, 1994 and year ended May 31, 1994               F-6
Notes to Consolidated Financial Statements                                           F-7






SCHEDULE:
II         -  Valuation and Qualifying Accounts - Years ended December 31, 1996 and
           1995, seven months ended  December 31, 1994 and year ended
           May 31, 1994                                                              F-53

















All other schedules are omitted as the required information is inapplicable or presented in the consolidated financial statements or related notes

                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Triton Energy Limited

In our opinion, the consolidated financial statements as of and for the years ended December 31, 1996 and 1995, for the seven months ended December 31,
1994, and for the year ended May 31, 1994 listed in the accompanying index present fairly, in all material respects, the financial position of Triton
Energy Limited and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995, the seven months ended December 31, 1994 and the year ended May 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Price  Waterhouse  LLP
Dallas,  Texas
February 4, 1997


                   TRITON ENERGY LIMITED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)






                                                                                   SEVEN
                                                                                MONTHS ENDED    YEAR ENDED
                                                      YEAR ENDED DECEMBER 31,    DECEMBER 31,     MAY 31,
                                                     -------------------------
                                                              1996       1995            1994      1994
                                                     --------------  ---------  --------------  --------
SALES AND OTHER OPERATING REVENUES:

Oil and gas sales                                    $     129,795   $106,844   $      20,477    40,894
Other operating revenues                                     4,182        628             259     2,314
                                                     --------------  ---------  --------------  --------
                                                           133,977    107,472          20,736    43,208
                                                     --------------  ---------  --------------  --------
COSTS AND EXPENSES:
Operating                                                   36,654     35,276          12,362    27,887
General and administrative                                  25,945     25,672          15,997    30,429
Depreciation, depletion and amortization                    25,640     23,208           7,339    19,821
Writedown of assets                                         42,960        ---             984    45,754
                                                     --------------  ---------  --------------  --------
                                                           131,199     84,156          36,682   123,891
                                                     --------------  ---------  --------------  --------

OPERATING INCOME (LOSS)                                      2,778     23,316         (15,946)  (80,683)
Gain on sale of Triton Canada stock                            ---        ---             ---    47,865
Interest income                                              6,703      7,954           4,144     6,542
Interest expense                                           (15,897)   (24,055)         (7,754)   (7,504)
Other income (expense), net                                 27,361      9,385          (3,278)   10,676
                                                     --------------  ---------  --------------  --------
                                                            18,167     (6,716)         (6,888)   57,579
                                                     --------------  ---------  --------------  --------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES, MINORITY INTEREST AND
 EXTRAORDINARY ITEM                                         20,945     16,600         (22,834)  (23,104)
Income tax expense (benefit)                                (2,860)    10,059           3,796    (6,536)
                                                     --------------  ---------  --------------  --------
                                                            23,805      6,541         (26,630)  (16,568)
Minority interest in loss of subsidiaries                      ---        ---             ---    11,971
                                                     --------------  ---------  --------------  --------

EARNINGS (LOSS) FROM CONTINUING OPERATIONS
 BEFORE EXTRAORDINARY ITEM                                  23,805      6,541         (26,630)   (4,597)
DISCONTINUED OPERATIONS:
Loss from operations                                           ---     (1,858)         (1,078)   (4,094)
Loss on disposal                                               ---     (1,963)            ---      (650)
                                                     --------------  ---------  --------------  --------
EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM                   23,805      2,720         (27,708)   (9,341)
Extraordinary item - extinguishment of debt                 (1,196)       ---             ---       ---
                                                     --------------  ---------  --------------  --------
NET EARNINGS (LOSS)                                         22,609      2,720         (27,708)   (9,341)
DIVIDENDS ON PREFERENCE SHARES                                 985        802             449       ---
                                                     --------------  ---------  --------------  --------
EARNINGS (LOSS) APPLICABLE TO ORDINARY SHARES        $      21,624   $  1,918   $     (28,157)   (9,341)
                                                     --------------  ---------  --------------  --------

Average ordinary and equivalent shares outstanding          36,919     35,147          34,944    34,775
                                                     --------------  ---------  --------------  --------
EARNINGS (LOSS) PER ORDINARY SHARE:
Continuing operations                                $        0.62   $   0.16   $       (0.78)    (0.13)
Discontinued operations                                        ---      (0.11)          (0.03)    (0.14)
Extraordinary item                                           (0.03)       ---             ---       ---
                                                     --------------  ---------  --------------  --------
NET EARNINGS (LOSS)                                  $        0.59   $   0.05   $       (0.81)    (0.27)
                                                     --------------  ---------  --------------  --------






         See accompanying notes to consolidated financial statements.

                   TRITON ENERGY LIMITED AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE DATA)







ASSETS                                                                             DECEMBER  31,
                                                                             ----------------------
                                                                                  1996        1995
                                                                             ----------  ----------
CURRENT ASSETS:
Cash and equivalents                                                         $  11,048   $  49,050
Short-term marketable securities                                                 3,866      42,419
Trade receivables, net                                                          11,526       6,504
Other receivables                                                               49,000      16,683
Inventories, prepaid expenses and other                                          8,920       4,128
                                                                             ----------  ----------
TOTAL CURRENT ASSETS                                                            84,360     118,784
Long-term marketable securities                                                    ---       3,985
Property and equipment, at cost, net                                           676,833     524,381
Deferred income taxes                                                           71,416      47,283
Investments and other assets                                                    81,915     129,734
                                                                             ----------  ----------
                                                                             $ 914,524   $ 824,167
                                                                             ----------  ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt                                         $ 199,552   $   1,313
Accounts payable and accrued liabilities                                        38,545      23,794
Deferred income                                                                 28,466       8,079
                                                                             ----------  ----------
TOTAL CURRENT LIABILITIES                                                      266,563      33,186

Long-term debt, excluding current maturities                                   217,078     401,190
Deferred income taxes                                                           45,431      29,897
Deferred income and other                                                       84,808     113,869
Convertible debentures due to employees                                            ---         ---

SHAREHOLDERS' EQUITY:
Preference shares, par value $.01 for 1996 and without par value for 1995;
  authorized 5,000,000 shares; issued 247,469 and 410,017 shares at
  December 31, 1996 and 1995, respectively; stated value $34.41                  8,515      14,109
Ordinary shares, par value $.01 and $1.00 for 1996 and 1995, respectively;
  authorized 200,000,000 shares; issued 36,342,181 and 35,927,279
  shares at December 31, 1996 and 1995, respectively                               363      35,927
Additional paid-in capital                                                     582,581     516,326
Accumulated deficit                                                           (288,685)   (311,294)
Other                                                                           (2,128)     (8,705)
                                                                             ----------  ----------
                                                                               300,646     246,363
Less cost of ordinary shares in treasury                                             2         338
                                                                             ----------  ----------
TOTAL SHAREHOLDERS' EQUITY                                                     300,644     246,025
                                                                             ----------  ----------
Commitments and contingencies (note 21)
                                                                             $ 914,524   $ 824,167
                                                                             ----------  ----------

The Company uses the full cost method to account for its oil- and gas-producing activities.
   See accompanying notes to consolidated financial statements.





                    TRITON ENERGY LIMITED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)









                                                                                                      SEVEN
                                                                                                   MONTHS ENDED
                                                                         YEAR ENDED DECEMBER 31,    DECEMBER 31,
                                                                        -------------------------
                                                                              1996          1995        1994
                                                                        -----------    ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings (loss)                                                 $   22,609     $   2,720   $ (27,708)
    Adjustments to reconcile net earnings (loss) to net cash provided
       (used) by operating activities:
    Depreciation, depletion and amortization                                25,640        23,467       7,587
    Amortization of debt discount                                           15,897        23,928       7,939
    Proceeds from forward oil sale                                             ---        86,610         ---
    Amortization of unearned revenue                                        (8,105)       (4,725)        ---
    (Gain) loss on sale of assets, net                                     (15,831)       (2,938)        201
    Gain on sale of Triton Canada stock                                        ---           ---         ---
    Writedowns, loss provisions and discontinued operations                 45,753         7,192         984
    Deferred income taxes                                                   (8,759)        5,444       4,569
    Minority interest in undistributed loss of subsidiaries                    ---           ---         ---
    Other, net                                                              (5,815)         (536)      5,198
    Changes in working capital:
      Marketable debt securities - trading                                   4,149         8,074      10,429
      Receivables                                                           (5,048)       (1,677)     (3,064)
      Inventories, prepaid expenses and other                                 (787)         (790)     (4,408)
      Accounts payable and accrued liabilities                              10,732         2,367       2,657
      Income taxes                                                             270           (42)     (6,398)
                                                                        -----------    ----------  ----------
          Net cash provided (used) by operating activities                  80,705       149,094      (2,014)
                                                                        -----------    ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures and investments                                    (252,684)     (178,161)    (89,895)
  Purchases of investments and marketable securities                           ---       (45,281)     (5,879)
  Proceeds from sale of investments and marketable securities               38,507        42,050      36,664
  Proceeds from sale of shareholdings in Crusader                           69,583           ---         ---
  Sales of property and equipment and other assets                          38,505        20,866         539
  Proceeds from sale of Triton Canada stock                                    ---           ---         ---
  Proceeds from sale of discontinued operations                                ---         2,100       1,737
  Other                                                                        571        (1,368)     (3,509)
                                                                        -----------    ----------  ----------
          Net cash used by investing activities                           (105,518)     (159,794)    (60,343)
                                                                        -----------    ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                              53,911        85,627       1,701
  Proceeds from short-term borrowings with
      maturities greater than three months                                     ---           ---       7,671
  Short-term borrowings, net                                                   ---       (10,000)      8,040
  Payments on long-term debt                                               (70,884)      (39,366)       (212)
  Payments on debt associated with discontinued operations                     ---        (2,004)     (1,883)
  Issuance of ordinary shares                                                5,874         8,398         639
  Other                                                                     (1,879)       (3,752)       (707)
                                                                        -----------    ----------  ----------
          Net cash provided (used) by financing activities                 (12,978)       38,903      15,249
                                                                        -----------    ----------  ----------
Effects of exchange rate changes on cash and equivalents                      (211)       (1,494)        444
                                                                        -----------    ----------  ----------
Net increase (decrease)  in cash and equivalents                           (38,002)       26,709     (46,664)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                 49,050        22,341      69,005
                                                                        -----------    ----------  ----------
CASH AND EQUIVALENTS AT END OF PERIOD                                   $   11,048     $  49,050   $  22,341
                                                                        ------------- ----------  ----------






                                                                          YEAR ENDED
                                                                            MAY 31,

                                                                               1994
                                                                        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings (loss)                                                 $    (9,341)
    Adjustments to reconcile net earnings (loss) to net cash provided
       (used) by operating activities:
    Depreciation, depletion and amortization                                 20,490
    Amortization of debt discount                                             7,852
    Proceeds from forward oil sale                                              ---
    Amortization of unearned revenue                                            ---
    (Gain) loss on sale of assets, net                                       (8,328)
    Gain on sale of Triton Canada stock                                     (47,865)
    Writedowns, loss provisions and discontinued operations                  46,404
    Deferred income taxes                                                   (10,224)
    Minority interest in undistributed loss of subsidiaries                 (11,971)
    Other, net                                                                2,090
    Changes in working capital:
      Marketable debt securities - trading                                      ---
      Receivables                                                            (1,797)
      Inventories, prepaid expenses and other                                (6,310)
      Accounts payable and accrued liabilities                              (12,126)
      Income taxes                                                            6,162
                                                                        ------------
          Net cash provided (used) by operating activities                  (24,964)
                                                                        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures and investments                                      (86,819)
  Purchases of investments and marketable securities                       (190,025)
  Proceeds from sale of investments and marketable securities               119,905
  Proceeds from sale of shareholdings in Crusader                               ---
  Sales of property and equipment and other assets                           22,816
  Proceeds from sale of Triton Canada stock                                  59,029
  Proceeds from sale of discontinued operations                              18,450
  Other                                                                      (4,370)
                                                                        ------------
          Net cash used by investing activities                             (61,014)
                                                                        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                              123,408
  Proceeds from short-term borrowings with
      maturities greater than three months                                      ---
  Short-term borrowings, net                                                 (1,640)
  Payments on long-term debt                                                 (3,150)
  Payments on debt associated with discontinued operations                  (18,959)
  Issuance of ordinary shares                                                 3,164
  Other                                                                      (1,054)
                                                                        ------------
          Net cash provided (used) by financing activities                  101,769
                                                                        ------------
Effects of exchange rate changes on cash and equivalents                        275
                                                                        ------------
Net increase (decrease)  in cash and equivalents                             16,066
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                  52,939
                                                                        ------------
CASH AND EQUIVALENTS AT END OF PERIOD                                   $    69,005
                                                                        ------------





         See accompanying notes to consolidated financial statements.

                   TRITON ENERGY LIMITED AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (IN THOUSANDS)







                                                                                    SEVEN
                                                                                MONTHS ENDED    YEAR ENDED
                                                     YEAR ENDED DECEMBER 31,     DECEMBER 31,    MAY 31,
                                                    -------------------------
                                                          1996          1995        1994              1994
                                                    -----------    ----------  --------------  ------------
PREFERENCE SHARES:
Balance at beginning of period                      $   14,109     $  17,976   $      17,978   $       ---
Purchase of minority interest in Triton Europe             ---           ---             ---        17,978
Conversion of 5% preference shares                      (5,594)       (3,867)             (2)          ---
                                                    -----------    ----------  --------------  ------------
Balance at end of period                                 8,515        14,109          17,976        17,978
                                                    -----------    ----------  --------------  ------------
ORDINARY SHARES:
Balance at beginning of period                          35,927        35,577          35,519        35,231
Exercise of employee stock options and debentures           81           238              58           288
Conversion of 5% preference shares                         153           112             ---           ---
   Reduction in par value                              (35,783)          ---             ---           ---
   Other, net                                              (15)          ---             ---           ---
                                                    -----------    ----------  --------------  ------------
Balance at end of period                                   363        35,927          35,577        35,519
                                                    -----------    ----------  --------------  ------------
ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period                         516,326       505,256         505,122       502,217
Cash dividends, 5% preference shares                      (985)         (802)           (449)          ---
Exercise of employee stock options and debentures        7,974         8,160             464         2,876
Conversion of 5% preference shares                       5,441         3,755             ---           ---
   Reduction in par value                               35,783           ---             ---           ---
   Sale of shareholdings in Crusader                    20,413           ---             ---           ---
Other, net                                              (2,371)          (43)            119            29
                                                    -----------    ----------  --------------  ------------
Balance at end of period                               582,581       516,326         505,256       505,122
                                                    -----------    ----------  --------------  ------------
ACCUMULATED DEFICIT:
Balance at beginning of period                        (311,294)     (314,014)       (286,306)     (276,965)
Net earnings (loss)                                     22,609         2,720         (27,708)       (9,341)
                                                    -----------    ----------  --------------  ------------
Balance at end of period                              (288,685)     (311,294)       (314,014)     (286,306)
                                                    -----------    ----------  --------------  ------------
FOREIGN CURRENCY TRANSLATION ADJUSTMENT:
Balance at beginning of period                          (8,616)       (5,639)         (7,163)       (4,087)
Sale of foreign operations                                 ---        (3,268)            ---        (3,341)
Sale of shareholdings in Crusader                        4,890           ---             ---           ---
Translation rate changes                                 1,600           291           1,524           265
                                                    -----------    ----------  --------------  ------------
Balance at end of period                                (2,126)       (8,616)         (5,639)       (7,163)
                                                    -----------    ----------  --------------  ------------
OTHER, NET:
Balance at beginning of period                             (89)       (1,384)         (1,046)         (246)
Valuation reserve on marketable securities                  87         1,295            (429)         (955)
Adjustment for minimum pension liability                   ---           ---              91           155
                                                    -----------    ----------  --------------  ------------
Balance at end of period                                    (2)          (89)         (1,384)       (1,046)
                                                    -----------    ----------  --------------  ------------
TREASURY SHARES:
Balance at beginning of period                            (338)         (577)           (682)         (718)
Purchase of treasury shares                                 (5)           (4)             (3)           (5)
Transfer of shares to employee benefit plans               137           243             108            41
Retirement of treasury shares                              204           ---             ---           ---
                                                    -----------    ----------  --------------  ------------
Balance at end of period                                    (2)         (338)           (577)         (682)
                                                    -----------    ----------  --------------  ------------

TOTAL SHAREHOLDERS' EQUITY                          $  300,644     $ 246,025   $     237,195   $   263,422
                                                    -----------    ----------  --------------  ------------


   See accompanying notes to consolidated financial statements.



                    TRITON ENERGY LIMITED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN TABLES IN THOUSANDS, EXCEPT FOR SHARE DATA)


1.          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

GENERAL

Triton Energy Limited ("Triton") is an international oil and gas exploration company primarily engaged in exploration and production through subsidiaries and affiliates. The term "Company" when used herein means Triton and its subsidiaries and other affiliates through which the Company conducts its business. The Company's principal properties, operations and oil and gas reserves are located in Colombia and Malaysia-Thailand. All sales are currently derived from oil and gas production in Colombia. The Company also has oil and gas interests in other Latin American, Asian and European countries.

Triton, a Cayman Islands company, was incorporated in August 1995 to become the parent holding company of Triton Energy Corporation, a Delaware corporation ("TEC"). On March 25, 1996, the stockholders of TEC approved the merger of a wholly owned subsidiary of Triton with and into TEC (the "Reorganization"). Pursuant to the Reorganization, Triton became the parent holding company of TEC and each share of common stock, par value $1.00, and 5% preferred stock of TEC outstanding on March 25, 1996, was converted into one ordinary share, par value $.01, and one 5% preference share, respectively, of Triton. The Reorganization has been accounted for as a combination of entities under common control.

CHANGE  IN  FISCAL  YEAREND

Effective January 1, 1995, the Company changed its fiscal yearend from May 31 to December 31. These financial statements include the Company's transition period for the seven months ended December 31, 1994.

PRINCIPLES  OF  CONSOLIDATION

The consolidated financial statements include the accounts of Triton and its majority-owned subsidiaries. All significant intercompany balances and
transactions  have  been  eliminated  in  consolidation.    Investments  in
20%-to-50%-owned affiliates in which the Company exercises significant influence over operating and financial policies are accounted for using the equity method. Investments in less than 20%-owned affiliates are accounted for using the cost method.

CASH  EQUIVALENTS  AND  MARKETABLE  SECURITIES

Cash equivalents are highly liquid investments purchased with an original maturity of three months or less.

Investments in marketable debt securities are reported at fair value except for those investments that management has the positive intent and the ability to hold to maturity. Investments available-for-sale are classified based on the stated maturity of the securities and changes in fair value are reported as a separate component of shareholders' equity. Trading investments are classified as current regardless of the stated maturity of the underlying securities and changes in fair value are reported in other income, net. Investments that will be held-to-maturity are classified based on the stated maturity of the securities.

PROPERTY  AND  EQUIPMENT

The Company follows the full cost method of accounting for exploration and development of oil and gas reserves, whereby all acquisition, exploration and development costs are capitalized. Individual countries are designated as separate cost centers. All capitalized costs plus the undiscounted future development costs of proved reserves are depleted using the unit of production method based on total proved reserves applicable to each country. A gain or loss is recognized on sales of oil and gas properties only when the sale involves significant reserves.

Costs related to acquisition, holding and initial exploration of licenses in countries with no proved reserves are initially capitalized, including internal costs directly identified with acquisition, exploration and development activities. Costs related to production, general overhead or similar activities are expensed. The Company's exploration licenses are periodically assessed for impairment on a country-by-country basis. If the Company's investment in exploration licenses within a country where no proved reserves are assigned is deemed to be impaired, the licenses are written down to estimated recoverable value. If the Company abandons all exploration efforts in a country where no proved reserves are assigned, all acquisition and exploration costs associated with the country are expensed. Due to the unpredictable nature of exploration drilling activities, the amount and timing of impairment expense are difficult to predict with any certainty.

The net capitalized costs of oil and gas properties for each cost center, less related deferred income taxes, cannot exceed the sum of (i) the estimated future net revenues from the properties, discounted at 10%; (ii) unevaluated costs not being amortized; and (iii) the lower of cost or estimated fair value of unproved properties being amortized; less (iv) income tax effects related to differences between the financial statement basis and tax basis of oil and gas properties.

The estimated costs, net of salvage value, of dismantling facilities or projects with limited lives or facilities that are required to be dismantled by contract, regulation or law and the estimated costs of restoration and reclamation associated with oil and gas operations are included in estimated future development costs as part of the amortizable base.

Support equipment and facilities are depreciated using the unit of production method based on total reserves of the field related to the support equipment and facilities. Other property and equipment, which includes furniture and fixtures, vehicles, aircraft and leasehold improvements, are depreciated principally on a straight-line basis over estimated useful lives ranging from 3 to 30 years.

Repairs and maintenance are expensed as incurred, and renewals and improvements are capitalized.

ENVIRONMENTAL  MATTERS

Environmental costs are expensed or capitalized depending on their future economic benefit. Costs that relate to an existing condition caused by past operations and have no future economic benefit are expensed. Liabilities for future expenditures of a noncapital nature are recorded when future environmental expenditures and/or remediation is deemed probable, and the costs can be reasonably estimated.

INCOME  TAXES

Deferred tax liabilities or assets are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of the Company's assets and liabilities using the enacted tax rates in effect at yearend. A valuation allowance for deferred tax assets is recorded when it is more likely than not that the benefit from the deferred tax asset will not be realized.

REVENUE  RECOGNITION

Oil and gas revenues are recognized at the point of first measurement after production which is generally upon delivery into field storage tank/processing facilities or pipelines. Cost reimbursements arising from carried interests granted by the Company are revenues to the extent the reimbursements are contingent upon and derived from production. Obligations arising from net profit interest conveyances are recorded as operating expenses when the obligation is incurred.

FOREIGN  CURRENCY  TRANSLATION

The U.S. dollar is the designated functional currency for all of the Company's foreign operations, except for foreign operations of certain affiliates where the local currencies are used as the functional currency. The cumulative translation effects from translating balance sheet accounts from the functional currency into U.S. dollars at current exchange rates are included as a separate component of shareholders' equity.

RISK  MANAGEMENT

Oil and natural gas sold by the Company are normally priced with reference to a defined benchmark, such as light sweet crude oil traded on the New
York Merchantile  Exchange  (West  Texas  Intermediate  or  "WTI").   Actual
prices received vary from the benchmark depending on quality and location differentials. It is the Company's policy to use financial market transactions with credit-worthy counterparties from time to time primarily to reduce risk associated with the pricing of a portion of the oil and
natural gas that it sells.    The  Company  may  also  enter into financial
market transactions to benefit from its assessment of the future prices of its production relative to other benchmark prices.

Gains or losses on financial market transactions that qualify for hedge accounting are recognized in oil and gas sales at the time of settlement of the underlying hedged transactions. Premiums paid for financial market contracts are capitalized and amortized as operating expenses over the contract period. Changes in the fair market value of financial market transactions that do not qualify for hedge accounting are reflected as noncash adjustments to other income, net in the period the change occurs. Realized gains or losses on financial market transactions that do not qualify for hedge accounting are recorded in oil and gas sales.

The Company occasionally enters into foreign exchange contracts to reduce risk of unfavorable exchange-rate movements. The gains or losses arising from currency exchange contracts offset foreign exchange gains or losses on the underlying assets or liabilities or are deferred and offset against the carrying value of the firm commitment.

DISCONTINUED  OPERATIONS  AND  RECLASSIFICATIONS

The Company discontinued its aviation sales and services segment in June 1995. The Consolidated Statements of Operations for the seven months ended December 31, 1994, and the year ended May 31, 1994, have been restated to reflect the aviation sales and services segment as discontinued operations.

Certain other previously reported financial information has been reclassified to conform to the current period's presentation.

EARNINGS  (LOSS)  PER  ORDINARY  SHARE

Primary earnings (loss) per ordinary share amounts were computed by dividing net earnings (loss) after deduction of dividends on preference shares by the weighted average number of ordinary and dilutive equivalent shares
outstanding.    Ordinary  share  equivalents  were  not  material  or  were antidilutive for the year ended December 31, 1995, the seven months ended December 31, 1994, and the year ended May 31, 1994. Prior to the Company's sale of its investment in Crusader Limited ("Crusader") in July 1996, the Company's proportionate shares owned by Crusader were not considered outstanding for purposes of determining weighted average number of shares outstanding. Fully diluted earnings (loss) per ordinary share is not presented due to the antidilutive effect of including all potentially dilutive securities.

STOCK-BASED  COMPENSATION

Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," encourages, but does not require, the adoption of a fair value-based method of accounting for employee stock-based compensation transactions. The Company has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25 ("Opinion 25"), "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its stock-based compensation plans. Under Opinion 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant above the amount an employee must pay to acquire the stock.

THE  USE  OF  ESTIMATES  IN  PREPARING  FINANCIAL  STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.

2.          DIVESTITURES  AND  DISCONTINUED  OPERATIONS

In June and July 1996, the Company sold its 49.9% shareholdings in Crusader for total cash proceeds of $69.6 million to an unrelated third party in conjunction with a May 1996 take-over bid by the same party for the outstanding shares of Crusader. The Company recorded a total gain of $10.4 million in other income, net and an increase to additional paid-in capital of $20.4 million, representing the Company's proportion of Triton ordinary shares owned by Crusader that were previously treated as owned by Triton.

In March 1996, the Company sold its royalty interests in U.S. properties for $23.8 million based on an effective date of January 1, 1996. The Company recorded the resulting gain of $4.1 million in other operating revenues.

In August 1995, the Company sold Triton France S.A. to an unrelated third party. The Company received net proceeds, including repayment of intercompany debt, of approximately $16 million and recorded a net gain of $3.5 million and a reduction in shareholder equity of approximately $3.3 million for the foreign currency translation adjustment.

In June 1995, the Company sold the assets of its subsidiary, Jet East, Inc., for $2.9 million in cash and a note, and realized a loss of $1.4 million on the sale. The Company accrued $.6 million for costs associated with final disposal  of  the  segment,  which  occurred  in  August  1995.

Summarized information for the aviation sales and services segment portion of discontinued operations follows:



                              YEAR ENDED      SEVEN            YEAR ENDED
                              DECEMBER 31,    MONTHS ENDED     MAY 31,
                                       1995   DEC. 31, 1994           1994
                              --------------  ---------------  ------------

Revenues                      $       4,694   $        6,117   $    12,885
                              --------------  ---------------  ------------

Loss before income taxes      $      (2,022)  $       (1,078)  $    (4,094)
Income tax expense (benefit)            ---              ---           ---
                              --------------  ---------------  ------------
Net loss                      $      (2,022)  $       (1,078)  $    (4,094)
                              --------------  ---------------  ------------



In the first quarter of fiscal 1994, the Company completed the sale of its 76% interest in the common stock of Triton Canada Resources Ltd. The Company received net proceeds of $59 million and recorded a gain of $47.9 million.

In  August  and  October  1993,  the Company sold its working interest in U.S.
properties for net proceeds of $19.5 million, resulting in a gain of $7 million. The properties that were sold accounted for approximately 55.7% of discounted future net revenues associated with U.S. proved properties at May 31, 1993.

In fiscal 1993, the Company initiated a plan to discontinue its remaining operations in the wholesale fuel products segment. An accrual of $16.1 million was recorded at May 31, 1993, as an estimate of the results of operations for discontinued operations during fiscal 1994 and the anticipated loss on disposal of the segment. An additional accrual of $.7 million was recorded at May 31, 1994, for estimated operating losses caused by closing the sales of several operating divisions later than originally anticipated. All operations have been sold.

Summarized information for the wholesale fuel products segment portion of discontinued operations follows:




                          SEVEN            YEAR ENDED
                          MONTHS ENDED     MAY 31,
                          DEC. 31, 1994           1994
                          ---------------  ------------

Revenues                  $        8,820   $    81,383
                          ---------------  ------------

Loss before income taxes  $       (2,070)  $   (14,422)
Income tax expense                     5             7
                          ---------------  ------------
Net loss                  $       (2,075)  $   (14,429)
                          ---------------  ------------



3.          FORWARD  SALE  OF  COLOMBIAN  OIL  PRODUCTION

In  May  1995,  the  Company sold 10.4 million barrels of oil in a forward oil sale. Under the terms of the sale, the Company received approximately $87 million of the approximately $124 million net proceeds and is entitled to receive substantially all of the remaining proceeds (now held in various interest-bearing reserve accounts) when the Company's Cusiana and Cupiagua fields project in Colombia becomes self-financing, which is expected in 1997, and when certain other conditions are met. At December 31, 1996, proceeds held in interest-bearing reserve accounts of $30 million and $5.6 million have been recorded as current and long-term receivables, respectively. The Company has recorded the net proceeds as deferred income and will recognize such revenue when the barrels of oil are delivered during a five-year period that began in June 1995. The Company is required to deliver to the buyer 58,425 barrels per month through March 1997 and 254,136 barrels per month from April 1997 to March 2000.

4.          PURCHASE  OF  THE  TRITON  EUROPE  MINORITY  INTEREST

On March 31, 1994, the Company acquired all of the outstanding shares not owned by the Company, representing the minority shareholders' 40.5% interest in Triton Europe plc ("Triton Europe"), in exchange for 522,460 shares of the Company's 5% Convertible Preferred Stock ("5% preferred stock"), with a value of $18 million, and $2.6 million in cash, including transaction costs. The transaction was recorded as a purchase, and accordingly, 100% of Triton Europe's operating results have been included in the Company's results of operations since March 31, 1994. The excess of the purchase price over the carrying value of the minority interest in Triton Europe of $3.5 million was allocated to the full cost pools within Triton Europe.

5.          INVESTMENTS  IN  MARKETABLE  SECURITIES

The  carrying  values  of  marketable  securities  are  as  follows:



                                               DECEMBER 31,
                                             ----------------
                                                1996     1995
                                             -------  -------
Short-term marketable securities:
  Held-to-maturity                           $   ---  $18,861
  Available-for-sale                           1,998   17,519
  Trading                                      1,868    6,039
                                             -------  -------
     Total short-term marketable securities  $ 3,866  $42,419
                                             -------  -------

Long-term available-for-sale                 $   ---  $ 3,985
                                             -------  -------



Proceeds from the sale of available-for-sale securities were $19.5 million and $7.7 million in the years ended December 31, 1996 and 1995, respectively.

6.          OTHER  RECEIVABLES

Other  receivables  consisted  of  the  following:



                                         DECEMBER 31,
                                      -----------------
                                          1996     1995
                                      --------  -------

Receivable from the forward oil sale  $ 30,000  $   ---
Central Llanos pipeline receivable       6,380    9,930
Receivable from partners                 5,371    3,171
Other                                    7,249    3,582
                                      --------  -------
                                      $ 49,000  $16,683
                                      --------  -------




Triton Colombia, Inc. ("Triton Colombia"), along with its joint venture partners in the Cusiana and Cupiagua fields in Colombia, advanced 50% of the cost to upgrade the capacity of the Central Llanos pipeline that was formerly owned by Empresa Colombiana de Petroleos ("Ecopetrol"). In November 1995,
Oleoducto Central S.A. ("OCENSA") acquired the Central Llanos pipeline from Ecopetrol. The Company will recover the remaining outstanding receivable based on the production from the Cusiana and Cupiagua fields transported through the pipeline. The outstanding balance of the receivable bears interest  at  the  London  Interbank  Offered  Rate  ("LIBOR")  plus  1%.

7.          PROPERTY  AND  EQUIPMENT

Property  and  equipment,  at  cost,  are  summarized  as  follows:




                                                 DECEMBER 31,
                                             -------------------
                                                  1996      1995
                                             ---------  --------

Oil and gas properties, full cost method:
   Evaluated                                 $ 398,446  $506,405
   Unevaluated                                 149,648   173,061
   Support equipment and facilities            194,116    87,289
Other                                           31,044    22,422
                                             ---------  --------

                                               773,254   789,177
Less accumulated depreciation and depletion     96,421   264,796
                                             ---------  --------

                                             $ 676,833  $524,381
                                             ---------  --------




The Company capitalizes interest on qualifying assets, principally unevaluated oil and gas properties, major development projects in progress and support equipment and facilities under construction. Capitalized interest amounted to $27.1 million and $16.2 million in the years ended December 31, 1996 and 1995, respectively, $11.8 million in the seven months ended December 31, 1994, and $16.9 million in the year ended May 31, 1994. The Company capitalized general and administrative expenses related to exploration and development activities of $24.6 million and $21.1 million in the years ended December 31, 1996 and 1995, respectively, $9.5 million in the seven months ended December 31, 1994, and $11.2 million in the year ended May 31, 1994.

Evaluated oil and gas properties and accumulated depreciation and depletion decreased by $246.9 million and $228.3 million, respectively, in 1996 due to the sales of the Company's royalty interests in U.S. properties and the assets of Triton Indonesia, Inc. and $265.5 million and $247 million, respectively, in 1995 due to the sale of Triton France S.A.

8.          INVESTMENTS  AND  OTHER  ASSETS

Investments  and  other  assets  consisted  of  the  following:




                                          DECEMBER 31,
                                      ------------------
                                          1996      1995
                                      --------  --------


Investment in OCENSA                  $ 34,311  $ 15,789
Investment in ODC                       11,108    11,108
Investment in Crusader                     ---    31,530
WTI benchmark call options              11,048     4,580
Unamortized debt issue costs             6,878     9,349
Receivable from the forward oil sale     5,613    35,613
Other                                   12,957    21,765
                                      --------  --------

                                      $ 81,915  $129,734
                                      --------  --------





The Company's wholly owned subsidiary Triton Pipeline Colombia, Inc. ("Triton Pipeline") owns the Company's 9.6% interest in OCENSA. Triton Colombia, owns approximately 6.6% in Oleoducto de Colombia S.A. ("ODC").

The Company amortizes debt issue costs over the life of the borrowing using the interest method. Amortization related to the Company's debt issue costs was $3.6 million and $2.3 million in the years ended December 31, 1996 and 1995, respectively, $1.3 million in the seven months ended December 31, 1994, and $1.5 million in the year ended May 31, 1994.

9.          CRUSADER

Crusader, a 49.9% owned affiliate until the Company's sale of its shareholdings in June and July 1996, is an Australian company engaged in oil and gas exploration and production and coal mining in Australia.

Summarized  financial  information  for  Crusader  follows:



                                         DECEMBER 31,
                                                  1995
                                         -------------
   ASSETS
Current assets                           $      44,190
Noncurrent assets                              103,387
                                         -------------

                                         $     147,577
                                         -------------

   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                      $       7,002
Noncurrent liabilities                          56,114
Minority interest in subsidiaries                8,884
Shareholders' equity                            75,577
                                         -------------

                                         $     147,577
                                         -------------








                                                         SEVEN          YEAR ENDED
                                      YEAR ENDED      MONTHS ENDED        MAY 31,
                                     DEC. 31, 1995   DEC. 31, 1994         1994
                                     -------------   ---------------  ------------

Revenues                             $   46,867      $    22,535      $    40,193
Costs and expenses                      (52,990)         (25,145)         (40,574)
Income tax (expense) benefit             (1,757)          (6,934)             476
Minority interest                         2,927            1,052              716
                                     -----------     ------------     ------------

  Net earnings (loss)                $   (4,953)     $    (8,492)     $       811
                                     -----------     ------------     ------------

Company's equity in earnings (loss)  $   (2,249)     $    (4,102)     $       554
                                     -----------     ------------     ------------

Company's share of dividends         $      ---      $       ---      $       620
                                     -----------     ------------     ------------




In March 1995, Crusader completed the sale of Saracen Minerals Limited for proceeds of $14.3 million. This sale resulted in a net gain to the Company of approximately $3.8 million. In June 1995, Crusader recorded a $5.3 million loss (the Company's share - $2.7 million) due to a payment to holders of its 12% Convertible Subordinated Unsecured Notes to effect early redemption of these Notes to shares of Crusader common stock. The Company received approximately $2.9 million from its exchange of such notes and recorded the proceeds as other income. Also in 1995, Crusader contributed its Irish coal briquetting operations to Phoenix Coal Limited ("Phoenix"), a corporate joint venture, in exchange for preference shares and 49% of Phoenix's common shares outstanding. Crusader recorded its investment in Phoenix at historical book value.

At December 31, 1995, Crusader owned approximately 3% of the Company's ordinary shares. Crusader's investment in the Company, using the cost method of accounting, was $12.2 million at December 31, 1995. The Company's investment in Crusader and additional paid-in capital were reduced to eliminate the Company's proportionate share of its ordinary shares owned by Crusader.

The Company charged Crusader $.2 million and $.6 million for the years ended December 31, 1996 and 1995, respectively, $.3 million for the seven months ended December 31, 1994, and $.6 million for the year ended May 31, 1994, for administrative services. Also during fiscal 1994, the Company was paid $1.2 million by Crusader for acting as agent in issuing its 6% Notes and recorded $.6 million as other income.

10.          ACCOUNTS  PAYABLE  AND  ACCRUED  LIABILITIES

Accounts  payable  and  accrued  liabilities  are  summarized  as  follows:



                                         DECEMBER 31,
                                      -----------------
                                          1996     1995
                                      --------  -------


Accrued exploration and development   $ 21,082  $ 8,112
Accounts payable, principally trade      2,697    8,004
Litigation and environmental matters     3,282    1,836
Employee compensation and benefits       2,315    2,405
Other                                    9,169    3,437
                                      --------  -------

                                      $ 38,545  $23,794
                                      --------  -------

11.          LONG-TERM  DEBT

A  summary  of  long-term  debt  follows:




                                                  DECEMBER 31,
                                             --------------------
                                                   1996      1995
                                             ----------  --------


Senior Subordinated Discount Notes due 1997  $  189,869  $192,220
Senior Subordinated Discount Notes due 2000     170,000   155,203
Term credit facility maturing 2001               40,622       ---
Revolving credit facility maturing 1998          11,000       ---
Revolving credit facility                           ---    48,628
Other notes and capitalized leases                5,139     6,452
                                             ----------  --------

                                                416,630   402,503
 Less current maturities                        199,552     1,313
                                             ----------  --------

                                             $  217,078  $401,190
                                             ----------  --------








On  November  13,  1992,  the  Company  completed  the sale of $240 million in principal amount of Senior Subordinated Discount Notes ("1997 Notes") due November 1, 1997, providing net proceeds to the Company of approximately $126 million. The original issue price was 54.76% of par, representing a yield to maturity of 12 1/2% per annum compounded on a semi-annual basis without periodic payments of interest. The Indenture, as amended, for the 1997 Notes contains financial covenants including certain limitations on indebtedness, dividends, certain investments, transactions with affiliates, and engaging in mergers and consolidations. Additional provisions include optional and mandatory redemptions, and requirements associated with changes in control.

During 1996, the Company purchased in the open market $30 million face value of its 1997 Notes and realized an extraordinary expense of $1.2 million, net of a $.6 million tax benefit. At December 31, 1996, $210 million face value of the 1997 Notes remained outstanding. The Company believes that it will be able to extinguish or refinance the 1997 Notes at maturity with a combination of some or all of the following: the Company's revolving credit facility, cash flow from its Colombian operations, cash and marketable securities, asset sales, and the issuance of debt and equity securities.

On December 15, 1993, the Company completed the sale of $170 million in principal amount of 9 3/4% Senior Subordinated Discount Notes ("9 3/4% Notes") due December 15, 2000, providing net proceeds to the Company of approximately $124 million. The original issue price was 75.1% of par, representing a yield to maturity of 9 3/4%. No interest was payable on the 9 3/4% Notes during the first three years of issue. Commencing December 15, 1996, interest on the 9 3/4% Notes began to accrue at the rate of 9 3/4% per annum and will be payable semi-annually on June 15 and December 15, beginning on June 15, 1997. The Indenture, as amended, for the 9 3/4% Notes contains financial covenants that include certain limitations on indebtedness, dividends, certain investments, transactions with affiliates, and engaging in mergers and consolidations. Additional provisions include optional and mandatory redemptions, and
requirements  associated  with  changes  in  control.    The indentures for
the 1997 Notes and the 9 3/4% Notes permit the Company to incur total indebtedness (excluding certain permitted indebtedness) of up to 25% of the sum of its indebtedness and market capitalization of its capital stock.

In November 1995, the Company signed an unsecured term credit facility with a bank supported by a guarantee issued by the Export-Import Bank of the United States ("EXIM") for $45 million, which matures in January 2001. Principal and interest payments are due semi-annually on January 15 and July 15 beginning on July 15, 1996 and borrowings bear interest at LIBOR (5.5% at December 31,
1996) plus .25%, adjusted on a semi-annual basis. At December 31, 1996, the Company had outstanding borrowings of $40.6 million under the facility.

In  1996,  the  Company  signed a $125 million unsecured bank revolving credit facility that matures in August 1998. Borrowings bear interest at various spreads over either prime or LIBOR. At December 31, 1996, the Company had outstanding borrowings of $11 million and letters of credit for $2.3 million under the facility. The revolving credit facility contains financial covenants that include certain limitations on dividends, investments, prepayments of debt, transactions with affiliates, and mergers and acquisitions, and include certain mandatory pay-down requirements. As of December 31, 1996, the revolving credit facility permitted the Company to incur total indebtedness of up to approximately $630 million. Availability under the credit facility may be greater in the future under certain circumstances.

At December 31, 1995, the Company had outstanding borrowings of $48.6 million under a $65 million revolving credit facility with a bank. The facility was secured by the Company's marketable securities portfolio and the Company's ownership in Crusader shareholdings. The facility was paid in full in 1996 and was terminated.

The aggregate maturities of long-term debt for the five years in the period ending December 31, 2001, are as follows: 1997 -- $199.6 million; 1998 -- $20.7 million; 1999 -- $9.7 million; 2000 -- $179.7 million; and 2001 -- $5.2
million.    The  1997 amount excludes future accretion of interest on the 1997
Notes.

12.          INCOME  TAXES

The components of earnings (loss) from continuing operations before income taxes, minority interest, and extraordinary item were as follows:



                                               SEVEN         YEAR ENDED
                  YEAR ENDED DECEMBER 31,   MONTHS ENDED       MAY 31,
                 ------------------------
                         1996       1995   DEC. 31, 1994           1994
                 -------------  ---------  ---------------  ------------

Cayman Islands   $       (446)  $    ---   $          ---   $       ---
United States           3,006    (21,412)         (23,197)       33,869
Foreign - other        18,385     38,012              363       (56,973)
                 -------------  ---------  ---------------  ------------

                 $     20,945   $ 16,600   $      (22,834)  $   (23,104)
                 -------------  ---------  ---------------  ------------



Pursuant to the Reorganization in March 1996, Triton, a Cayman Islands company, became the parent holding company of TEC, a Delaware Corporation. As a result, the Company's corporate domicile became the Cayman Islands.

The components of the provision for income taxes on continuing operations were as follows:




                                                     SEVEN         YEAR ENDED
                         YEAR ENDED DECEMBER 31,  MONTHS ENDED       MAY 31,
                         ----------------------
                               1996       1995   DEC. 31, 1994           1994
                         -----------  ---------  ---------------  ------------
        Current:
        Cayman Islands   $      ---   $    ---   $          ---   $       ---
        United States          (172)       627               71            (8)
        Foreign - other       5,427      3,988             (844)        3,696
                         -----------  ---------  ---------------  ------------
        Total current         5,255      4,615             (773)        3,688
                         -----------  ---------  ---------------  ------------
        Deferred:
        Cayman Islands          ---        ---              ---           ---
        United States       (23,489)   (12,797)             (61)       (9,426)
        Foreign - other      15,374     18,241            4,630          (798)
                         -----------  ---------  ---------------  ------------

        Total deferred       (8,115)     5,444            4,569       (10,224)
                         -----------  ---------  ---------------  ------------
        Total            $   (2,860)  $ 10,059   $        3,796   $    (6,536)
                         -----------  ---------  ---------------  ------------




A reconciliation of the differences between the Company's applicable statutory tax rate and the Company's effective income tax rate follows:






                                                      YEAR ENDED DECEMBER 31,  SEVEN          YEAR ENDED
                                                      ---------------------    MONTHS ENDED   MAY 31,
                                                      1996         1995        DEC. 31, 1994        1994
                                                      -------      -------     -------------  ----------


Tax provision at statutory tax rate                    0.0     %     35.0   %     35.0    %    35.0    %
Increase (decrease) resulting from:
   Net change in valuation allowance                 (111.6)   %  (201.6)   %   (103.8)   %    (4.4)   %
   Recognition of outside basis adjustments           (20.3)   %  (107.6)   %     84.2    %     ---    %
   Foreign items without tax benefit                   25.8    %    23.9    %    (10.7)   %   (18.8)   %
   Income tax rate changes                             ---     %     16.9   %      ---    %    12.0    %
   Income subject to tax in excess of statutory rate   58.4    %     ---    %      ---    %     ---    %
   Branch loss recapture/Subpart F                      ---    %    97.1    %      ---    %     ---    %
   Current year change in NOL/credit carryforwards    (59.2)   %    51.2    %    (15.6)   %     ---    %
   Temporary differences:
      Oil and gas basis adjustments                    80.6    %   116.4    %    (14.2)   %     ---    %
      Reimbursement of pre-commerciality costs         10.9    %    30.5    %      ---    %     ---    %
   Other                                                1.8    %    (1.2)   %      8.5    %     4.5    %
                                                      ------  --  -------  --   -------  --  -------  --
                                                      (13.6)   %    60.6    %    (16.6)   %    28.3    %
                                                      ------  --  -------  --   -------  --  -------  --






The  components  of  the  net deferred tax asset and liability are as follows:



                                                    DECEMBER 31, 1996           DECEMBER 31, 1995
                                             ---------------------------------  ----------------------------------
                                                                       OTHER                              OTHER
                                                 U.S.     COLOMBIA    FOREIGN       U.S.      COLOMBIA   FOREIGN
                                             ----------  ----------  ---------  -----------  ---------  ----------
Deferred tax asset:
  Net operating loss carryforwards           $  98,555   $   9,540   $  2,347   $   88,426   $   4,631  $   3,619
  Depreciable/depletable property                1,558         ---        ---        5,523         ---        ---
  Credit carryforwards                           2,054         ---        ---        3,046         ---        ---
  Reserves                                       1,259         ---        ---        1,664         ---        ---
  Other                                            792         ---        ---        2,670         ---         28
                                             ----------  ----------  ---------  -----------  ---------  ----------
Gross deferred tax asset                       104,218       9,540      2,347      101,329       4,631      3,647
Valuation allowances                           (30,657)        ---        ---      (54,046)        ---        ---
                                             ----------  ----------  ---------  -----------  ---------  ----------
Net deferred tax asset                          73,561       9,540      2,347       47,283       4,631      3,647
                                             ----------  ----------  ---------  -----------  ---------  ----------

Deferred tax liability:
  Depreciable/depletable property                  ---     (50,874)    (6,444)         ---     (30,069)    (8,106)
  WTI benchmark call options                    (2,145)        ---        ---          ---         ---        ---
                                             ----------  ----------  ---------  -----------  ---------  ----------

Net deferred tax asset (liability)              71,416     (41,334)    (4,097)      47,283     (25,438     (4,459)
Less current deferred tax asset (liability)        ---         ---        ---          ---         ---        ---
                                             ----------  ----------  ---------  -----------  ---------  ----------
Noncurrent deferred tax asset (liability)    $  71,416   $ (41,334)  $ (4,097)  $   47,283   $ (25,438) $  (4,459)
                                             ----------  ----------  ---------  -----------  ---------  ----------


At December 31, 1996, the Company had net operating loss ("NOL") and depletion carryforwards for U.S. tax purposes of $230.7 million and $6.8 million, respectively. In addition, at December 31, 1996, certain subsidiaries had separate return limitation year ("SRLY") operating loss and depletion carryforwards of $50.9 million and $13.5 million, respectively, which are available to offset only the future taxable income of those subsidiaries. The depletion carryforwards are available indefinitely. The NOL and SRLY operating loss carryforwards expire from 1997 through 2012 as follows:



                     NOLS       SRLYS
                     EXPIRING   EXPIRING
                     BY YEAR    BY YEAR
                     ---------  ---------

May 1997             $     ---  $  10,740
May 1998                10,939      8,964
May 1999                 8,809      8,437
May 2000                 7,315     13,066
May 2001                20,713      9,675
May 2002                22,670         32
May 2003 - May 2012    160,226        ---
                     ---------  ---------
                     $ 230,672  $  50,914
                     ---------  ---------



The deferred tax valuation allowance was reduced by $23.4 million in 1996 due to changes in expectations of future U.S. taxable income resulting from improvements in anticipated operating results. The remaining valuation allowance is primarily attributable to SRLY operating losses that are currently not realizable due to the lack of potential future income in the applicable subsidiaries, and the expectation that other tax credits will expire without being utilized. Furthermore, changes in the timing or nature of actual or anticipated business transactions, projections, organizational changes, and income tax laws may give rise to significant adjustments to the Company's deferred tax expense or benefit that may be reported in the future.

If certain changes in the Company's ownership should occur, there would be an annual limitation on the amount of NOL carryforwards that can be utilized. To the extent a change in ownership does occur, the limitation is not expected to materially impact the utilization of such carryforwards.

13.          EMPLOYEE  BENEFITS

PENSION  PLANS

The Company has a defined benefit pension plan covering substantially all employees in the United States. The benefits are based on years of service and the employee's final average monthly compensation. Contributions are intended to provide for benefits attributed to past and future services. The Company also has a Supplemental Executive Retirement Plan ("SERP") that is unfunded and provides supplemental pension benefits to a select group of management and key employees.

The  funding  status  of  the  plans  follows:




                                                         DECEMBER 31, 1996     DECEMBER 31, 1995
                                                        -------------------  --------------------
                                                        DEFINED               DEFINED
                                                        BENEFIT     SERP      BENEFIT      SERP
                                                        PLAN        PLAN      PLAN          PLAN
                                                        ---------  --------  ----------  --------

Actuarial present value of benefit obligations:
   Vested benefit obligations                           $  3,748   $ 4,079   $   3,632   $ 3,849
                                                        ---------  --------  ----------  --------

   Accumulated benefit obligations                      $  4,037   $ 4,079   $   3,844   $ 3,849
                                                        ---------  --------  ----------  --------

Projected benefit obligations                           $  4,849   $ 5,288   $   4,513   $ 4,966
Plan assets at fair value, primarily listed stocks
   and United States government securities                 4,790       ---       4,326       ---
                                                        ---------  --------  ----------  --------

Unfunded projected benefit obligations                        59     5,288         187     4,966
Unrecognized net gain (loss)                                   2       (46)        (54)     (283)
Prior service cost not yet recognized in net periodic
   pension cost                                             (653)     (144)       (709)     (155)
Unrecognized net asset (liability) at adoption                11    (1,456)         13    (1,624)
Adjustment required to recognize minimum liability           ---       437         ---       945
                                                        ---------  --------  ----------  --------

      Accrued (prepaid) pension cost                    $   (581)  $ 4,079   $    (563)  $ 3,849
                                                        ---------  --------  ----------  --------




A  summary  of  the  components  of  pension  expense  follows:





                                                                              SEVEN            YEAR ENDED
                                               YEAR ENDED DECEMBER 31,     MONTHS ENDED     MAY 31,
                                               -------------------------
                                                   1996             1995   DEC. 31, 1994           1994
                                               ---------         -------  ---------------  ------------

Service cost - benefits earned
   during the period                           $    767           $  780   $          454   $       733
Interest cost on projected benefit obligation       736              653              344           553
Actual return on plan assets                       (387)            (849)             219           111
Net amortization and deferral                       244              793             (256)         (173)
                                               ---------         -------  ---------------  ------------
                                               $  1,360           $1,377   $          761   $     1,224
                                               ---------         -------  ---------------  ------------








The projected benefit obligations at December 31, 1996 and 1995, assume a discount rate of 8% and a rate of increase in compensation expense of 5%. The expected long-term rate of return on assets is 9% for the defined benefit plan.

EMPLOYEE  STOCK  OWNERSHIP  PLAN

Effective January 1, 1994, the Company amended and restated the employee stock ownership plan to form a 401(k) plan (the "plan"). The Company recognizes expense relating to the plan based on actual amounts contributed since the inception of the plan. The Company used the shares allocated method prior to the January 1, 1994 amendment.

14.          SHAREHOLDERS'  EQUITY

PREFERENCE  SHARES

In connection with the acquisition of the minority interest in Triton Europe, the Company designated a series of 550,000 preferred shares (522,460 shares issued) as 5% preferred stock, no par value, with a stated value of $34.41 per share. Pursuant to the Reorganization, Triton converted each share of 5% preferred stock into one 5% preference share, par value $.01. Each share of the Company's 5% preference shares is convertible into one ordinary share, subject to adjustment in certain events. The 5% preference shares are convertible any time on or after October 1, 1994, and bear a fixed cumulative cash dividend of 5% per annum payable semi-annually on March 30 and September 30, commencing September 30, 1994. The Company may, at its option, redeem the preference shares, in whole or in part, at any time on or after March 30, 1998, or at any time there are fewer than 133,005 preference shares outstanding. If not converted or redeemed earlier, each 5% preference share will be redeemed on March 30, 2004, either for cash, or at the option of the Company, for the Company's ordinary shares. At December 31, 1996 and 1995, 247,469 and 410,017 preference shares were outstanding, respectively.

ORDINARY  SHARES

Changes  in  issued  ordinary  shares  were  as  follows:



                                                                  SEVEN
                                                               MONTHS ENDED  YEAR ENDED
                                     YEAR ENDED DECEMBER 31,     DEC. 31,      MAY 31,
                                    -------------------------
                                            1996         1995          1994        1994
                                    -------------  ----------  ------------  ----------

Balance at beginning of period        35,927,279   35,577,009    35,519,103  35,231,142
Exercise of employee stock options
   and debentures                        258,333      237,875        57,858     287,961
Conversion of 5% preference shares       162,548      112,395            48         ---
Other, net                                (5,979)         ---           ---         ---
                                    -------------  ----------  ------------  ----------
 Balance at end of period             36,342,181   35,927,279    35,577,009  35,519,103
                                    -------------  ----------  ------------  ----------





Changes  in  ordinary  shares  held  in  treasury  were  as  follows:




                                                                            SEVEN
                                                                         MONTHS ENDED   YEAR ENDED
                                              YEAR ENDED DECEMBER 31,      DEC. 31,       MAY 31,
                                              ------------------------
                                                    1996          1995           1994      1994
                                              -----------     --------  -------------   -------

Balance at beginning of period                    26,635        45,837         54,354    57,483
Purchase of treasury shares                           91            89             98       149
Transfer of shares to employee benefit plans     (10,797)      (19,291)        (8,615)   (3,278)
Retirement of treasury shares                    (15,889)          ---            ---       ---
                                              -----------      --------  -------------   -------
Balance at end of period                              40        26,635         45,837    54,354
                                              -----------      --------  -------------   -------



15.          STOCK  COMPENSATION  PLANS

STOCK  OPTION  PLANS

Options to purchase ordinary shares of the Company may be granted to officers and employees under various stock option plans. The exercise price of each option equals the market price of the Company's ordinary shares on the date of grant. Grants generally become exercisable in 25% cumulative annual increments beginning one year from the date of issuance and expire during a period between 5 to 10 years after the date of grant, depending on terms of the grant. Pursuant to the 1992 stock option plan, each non-employee director receives an option to purchase 15,000 shares each year. These grants become exercisable in 33% cumulative annual increments beginning one year from the date of issuance and expire at the end of 10 years. At December 31, 1996 and 1995, shares available for grant were 731,090 and 624,165, respectively.

A summary of the status of the Company's stock option plans is presented below:



                                          DECEMBER 31,1996           DECEMBER 31, 1995
                                       -------------------------  -----------------------
                                                       WEIGHTED                  WEIGHTED
                                                       AVERAGE                   AVERAGE
                                                       EXERCISE                  EXERCISE
                                       SHARES          PRICE     SHARES          PRICE
                                       -------------  ---------  -------------  ---------

Outstanding at beginning of year          3,177,304   $   35.49     3,074,854   $   33.80
Granted                                     971,000       47.97       373,500       49.33
Exercised                                  (216,333)      30.40      (237,875)      35.30
Canceled                                    (77,925)      40.74       (33,175)      35.62
                                       -------------             -------------
Outstanding at end of year                3,854,046       38.81     3,177,304       35.49
                                       -------------             -------------

Options exercisable at yearend            2,042,492                 1,449,424
Weighted average fair value per share
   of options granted during the year  $      19.89              $      20.75



                                        DECEMBER 31, 1994         MAY 31, 1994
                                      ----------------------  ---------------------
                                                   WEIGHTED   WEIGHTED
                                                   AVERAGE    AVERAGE
                                                   EXERCISE   EXERCISE
                                       SHARES      PRICE      SHARES      PRICE
                                       ----------  ---------  ----------  ---------

Outstanding at beginning of year       2,666,545   $   33.52   1,721,406   $   34.48
Granted                                  544,500       34.11   1,414,800       31.95
Exercised                                (48,691)       9.22    (133,411)       9.98
Canceled                                 (87,500)      41.08    (336,250)      41.16
                                       ----------              ----------
Outstanding at end of year             3,074,854       33.80   2,666,545       33.52
                                       ----------              ----------

Options exercisable at yearend           873,551                 563,741
Weighted average fair value per share
   of options granted during the year



The following table summarizes information about stock options outstanding at December 31, 1996:



                        OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                --------------------------------------   -------------------------
                                 WEIGHTED
RANGE                            AVERAGE      WEIGHTED                   WEIGHTED
OF              NUMBER           REMAINING    AVERAGE    NUMBER          AVERAGE
EXERCISE        OUTSTANDING AT   CONTRACTUAL  EXERCISE   EXERCISABLE AT  EXERCISE
PRICES          DEC. 31, 1996    LIFE         PRICE      DEC. 31, 1996   PRICE
--------------  --------------  -----------  ---------  ---------------  ---------
 8.38 - 19.88           68,156    3.7 years  $   11.00           68,156  $   11.00
28.50 - 39.63        2,107,440    6.9 years      33.11        1,495,586      33.36
40.00 - 48.38          899,250    6.6 years      42.47          374,750      41.88
50.20 - 57.38          779,200    9.0 years      52.44          104,000      51.55
                   -----------                             ------------
                     3,854,046                                2,042,492
                   -----------                             ------------



CONVERTIBLE  DEBENTURE  PLAN

The Company has a convertible debenture plan under which key management personnel and others may purchase debentures that are convertible into ordinary shares of the Company. The aggregate number of ordinary shares issuable upon conversion of the debentures cannot exceed 1,000,000 shares, subject to adjustment in certain events. Each debenture represents an unsecured, subordinated obligation due in 10 years and may be redeemed after three years at a redemption price of 120% of the principal amounts. The debentures outstanding at December 31, 1996, bear interest at the prime rate.

The participants in the plan purchased debentures by delivery of promissory notes to the Company. The promissory notes are secured by the debentures that are held as security by the Company, are due on the earlier of 10 years from the date of issue or termination of employment and require annual interest payments equal to prime plus 1/8%. The debentures are reflected as a noncurrent liability, net of the related promissory notes, in the Consolidated Balance Sheets as follows:



                                          DECEMBER 31,
                                      ---------------------
                                           1996       1995
                                      ----------  ---------
Convertible debentures due employees  $  15,491   $ 16,969
Promissory notes                        (15,491)   (16,969)
                                      ----------  ---------
                                      $     ---   $    ---
                                      ----------  ---------



A summary of the status of the Company's convertible debenture plan is presented below:




                                         DECEMBER 31, 1996        DECEMBER 31, 1995    DECEMBER 31, 1994
                                       ----------------------  ---------------------  ------------------
                                                     WEIGHTED               WEIGHTED            WEIGHTED
                                                     AVERAGE                AVERAGE             AVERAGE
                                                     EXERCISE               EXERCISE            EXERCISE
                                       SHARES        PRICE      SHARES      PRICE      SHARES   PRICE
                                       -----------  ---------  ----------  ---------  -------- ---------

Outstanding at beginning of year           500,000   $  33.94     250,000  $   25.13  259,167  $   24.52
Granted                                        ---        ---     250,000      42.75      ---        ---
Exercised                                  (42,000)     35.20         ---        ---   (9,167)      8.00
                                       ------------            ----------             --------
Outstanding at yearend                     458,000      33.82     500,000      33.94  250,000      25.13
                                       ------------            ----------             --------

Options exercisable at yearend             458,000                250,000                 ---
Weighted average fair value per share
   of options granted during the year          ---             $    19.45






                                          MAY 31, 1994
                                      --------------------
                                                  WEIGHTED
                                                  AVERAGE
                                                  EXERCISE
                                       SHARES     PRICE
                                       ---------  ---------

Outstanding at beginning of year        163,717   $   11.64
Granted                                 250,000       25.13
Exercised                              (154,550)      11.86
                                       ---------
Outstanding at yearend                  259,167       24.52
                                                  ---------

Options exercisable at yearend                       9,167
Weighted average fair value per share
   of options granted during the year




The following table summarizes information about convertible debentures outstanding at December 31, 1996:




                  OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
           ---------------------------------------  --------------------------
                            WEIGHTED
RANGE                       AVERAGE      WEIGHTED                    WEIGHTED
OF         NUMBER           REMAINING    AVERAGE    NUMBER           AVERAGE
EXERCISE   OUTSTANDING AT   CONTRACTUAL  EXERCISE   EXERCISABLE AT   EXERCISE
PRICES     DEC. 31, 1996    LIFE         PRICE      DEC. 31, 1996    PRICE
---------  ---------------  -----------  ---------  ---------------  ---------

25.13         232,000         7.3 years  $   25.13      232,000      $   25.13
42.75         226,000         8.3 years      42.75      226,000          42.75




EMPLOYEE  STOCK  PURCHASE  PLAN

The Company has an employee stock purchase plan that provides for the award of up to 100,000 ordinary shares to key officers and employees. At December 31, 1996 and 1995, shares available for grant were 49,417 and 20,124, respectively. Under the terms of the plan, employees can choose each semi-annual period to have up to 15% of their annual gross or base compensation withheld to purchase the Company's ordinary shares. The purchase price of the stock is 85% of the lower of its beginning of period or end of period market price. Under the plan, the Company sold 22,633 shares and 21,314 shares to employees for the years ended December 31, 1996 and 1995, respectively.

The Company applies Opinion 25 in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans, convertible debenture plan, and its stock purchase plan. Had the Company elected to recognize compensation expense consistent with the fair value-based methodology in SFAS 123, the Company's net income and earnings per share would have been reduced by $4.2 million or $0.09 per share in 1996, and $2.6 million or $0.05 per share in 1995.

The fair value of each option or debenture granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996 and 1995: dividend yield of 0%; expected volatility of 26.9% and 27.8%, respectively; risk-free interest rate of approximately 6%; and expected life of five to seven years.

SHAREHOLDER  RIGHTS  PLAN

The Company has adopted a Shareholder Rights Plan pursuant to which preference share rights attach to all ordinary shares at the rate of one right for each ordinary share. Generally, the rights become exercisable only if a person acquires beneficial ownership of 15% or more of the Company's ordinary shares or announces a tender offer for 15% or more of the ordinary shares. If, among other events, any such person becomes the beneficial owner of 15% or more of the Company's ordinary shares, each right not owned by such person generally becomes the right to purchase such number of ordinary shares of the Company, equal to the number obtained by dividing the right's exercise price (currently $120) by 50% of the market price of the ordinary shares on the date of the first occurrence. In addition, if the Company is subsequently merged or certain other extraordinary business transactions are consummated, each right generally becomes a right to purchase such number of shares of common stock of the acquiring person, which is equal to the amount obtained by dividing the right's exercise price by 50% of the market price of the common stock on the date of the first occurrence. The rights will expire on May 22, 2005, unless such expiration date is extended or unless the rights are earlier redeemed or exchanged by the Company. At any time prior to a person acquiring beneficial ownership of 15% or more of the Company's ordinary shares, the Company may redeem the rights in whole, but not in part, at a price of $.01 per right.

STOCK  APPRECIATION  RIGHTS  PLAN

The Company has a stock appreciation rights ("SARs") plan which authorizes the granting of SARs to non-employee directors of the Company. Upon exercise, SARs allow the holder to receive the difference between the SARs' exercise price and the fair market value of the ordinary shares covered by SARs on the exercise date and expire at the earlier of 10 years or a date based on the termination of the holder's membership on the board of directors. At December 31, 1996, SARs covering 25,000 ordinary shares, with an exercise price of $8 per share, were outstanding.

16.  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS,  RISK  MANAGEMENT
     AND  CREDIT  RISK  CONCENTRATIONS

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

At December 31, 1996 and 1995, the Company's financial instruments included cash, cash equivalents, short-term receivables, marketable securities, long-term receivables, short-term and long-term debt and financial market
transactions.    The  fair  value  of  cash,  cash  equivalents,  short-term receivables and short-term debt approximated carrying values because of the short maturities of these instruments. The fair values of the Company's marketable securities, long-term receivables and financial market transactions, based on broker quotes, quoted market prices and discounted cash flows approximated the carrying values. The estimated fair value of long-term debt, based on quoted market prices and market data for similar instruments, was $433 million and $396 million at December 31, 1996 and 1995, respectively.

RISK  MANAGEMENT

Oil and natural gas sold by the Company are normally priced with reference to a defined benchmark, such as light sweet crude oil traded on the New York Mercantile Exchange. Actual prices received vary from the benchmark
depending on  quality  and  location  differentials.   It is the Company's
policy to use financial market transactions with credit-worthy counterparties from time to time primarily to reduce risk associated with the pricing of a portion of the oil and natural gas that it sells. The policy is structured to underpin the Company's planned revenues and results of operations. The Company may also enter into financial market transactions to benefit from its assessment of the future prices of its production relative to other benchmark prices. There can be no assurance that the use of financial market transactions will not result in losses.

With respect to the sale of oil to be produced by the Company, the Company has used a combination of swaps, options and collars to establish a minimum weighted average WTI benchmark price of $19.58 per barrel for an aggregate of
1.5 million barrels of production during the period from January through June 1997. As a result, to the extent WTI prices exceed the minimum WTI benchmark price during each month within the period, the Company will be able to sell its production at the higher market price, and to the extent that WTI prices are below the minimum WTI benchmark price, the Company will be able to realize prices related to the minimum WTI benchmark price on its hedged production.

In anticipation of entering into a forward oil sale, the Company purchased WTI benchmark call options to retain the ability to benefit from future WTI price increases above a weighted average price of $20.42 per barrel. The volumes and expiration dates on the call options coincide with the volumes and delivery dates of the forward oil sale, which has delivery terms of 58,425 barrels per month through March 1997 and 254,136 barrels per month from April 1997 through March 2000. During the years ended December 31, 1996 and 1995, the Company recorded an unrealized gain of $11 million and an unrealized loss of $4.2 million, respectively, in other income, net related to the change in the fair market value of the call options. Future fluctuations in the fair market value of the call options will continue to affect other income as noncash adjustments.

During  the  year  ended  December  31, 1996, markets provided the Company the opportunity to realize WTI benchmark oil prices on average $4.68 per barrel above the WTI benchmark oil price the Company set as part of its 1996 annual plan. As a result of financial and commodity market transactions settled during the year ended December 31, 1996, the Company's risk management program resulted in an average net realization of approximately $1.21 per barrel lower than if the Company had not entered into such transactions.

CONCENTRATION  OF  CREDIT  RISK

Financial instruments that are potentially subject to concentrations of credit risk consist of cash equivalents, marketable securities, receivables and financial market transactions. The Company places its cash equivalents, marketable securities and financial market transactions with high credit-quality financial institutions. The Company believes the risk of incurring losses related to credit risk is remote.

Triton Colombia sells its crude oil production from the Cusiana and Cupiagua fields through an agreement with a third party to approximately 10 to 15 refineries located primarily in the United States. The Company does not believe that the loss of any single customer or a termination of the agreement with the third party would have a long-term material, adverse effect on its operations.

17.          OTHER  INCOME  (EXPENSE),  NET

Other  income  (expense),  net  is  summarized  as  follows:



                                                                           SEVEN         YEAR ENDED
                                               YEAR ENDED DECEMBER 31,    MONTHS ENDED     MAY 31,
                                               -----------------------
                                                   1996           1995   DEC. 31, 1994      1994
                                               --------       --------  ---------------  -----------

Change in fair market value of WTI
    benchmark call options                     $ 10,987        $(4,171)      $     ---     $     ---
Gain on sale of shareholdings in Crusader        10,417            ---             ---           ---
Proceeds from legal settlements                   7,624          7,222             ---           ---
Loss provisions                                  (3,193)        (1,058)            ---           ---
Gain on the sale of Triton France                   ---          3,496             ---           ---
Gain on early redemption of Crusader's
    convertible notes                               ---          2,899             ---           ---
Gain on sale of U.S.
    working interest properties                     ---            ---             ---         7,028
Gain on sale of Aero Services International
    Inc.'s common stock                             ---            ---             ---         1,500
Foreign exchange gain (loss)                       (561)         1,874             383           252
Equity in earnings (loss) of affiliates, net        118         (2,249)         (4,102)          645
Other                                             1,969          1,372             441         1,251
                                               ---------      --------      ----------   -----------
                                               $ 27,361        $ 9,385       $  (3,278)  $    10,676
                                               ---------      --------      ----------   -----------




18.          WRITEDOWN  OF  ASSETS

Writedown  of  assets  are  summarized  as  follows:



                                                               SEVEN           YEAR ENDED
                                    YEAR ENDED DECEMBER 31,    MONTHS ENDED    MAY 31,
                                    -----------------------
                                        1996          1995     DEC. 31, 1994          1994
                                    --------     ---------     --------------  -----------

Evaluated oil and gas properties    $    ---     $    ---     $          984  $    44,123
Unevaluated oil and gas properties    39,963          ---                ---          251
Inventory                                ---          ---                ---        1,064
Investments and other assets           2,997          ---                ---          316
                                    --------     --------     --------------  -----------

                                    $ 42,960     $    ---     $          984  $    45,754
                                    --------     --------     --------------  -----------




In 1996, the Company's oil and gas properties and other assets in Argentina were written down $43 million following a review of technical information that indicated the acreage portfolio did not meet the Company's exploration objectives.

During fiscal 1994, the carrying amounts of the Company's evaluated oil properties in France were written down by $43.2 million through application of the ceiling limitation prescribed by the Securities and Exchange Commission principally as a result of a temporary drop in oil prices and a downward revision in estimated reserves.

19.          STATEMENTS  OF  CASH  FLOWS

Supplemental disclosures of cash payments and noncash investing and financing activities follows:



                                                                               SEVEN           YEAR ENDED
                                                     YEAR ENDED DECEMBER 31,   MONTHS ENDED    MAY 31,
                                                     ------------------------
                                                             1996    1995      DEC. 31, 1994          1994
                                                     ------------  ------      --------------  -----------

Cash paid during the year for:
   Interest (net of amount capitalized)              $        ---  $  ---      $          ---  $       ---
   Income taxes                                               200     920               5,557          222

Noncash investing and financing
 activities:
   Preferred stock issued for purchase of
      Triton Europe minority interest                         ---     ---                 ---       17,978
   Conversion of preferred stock into
       common stock                                         5,594   3,867                 ---          ---
   Property and equipment exchanged for
       a long-term note receivable                            ---     650                 ---        1,980



20.          CERTAIN  FACTORS  THAT  COULD  AFFECT  FUTURE  OPERATIONS

Certain statements in this report, including statements of the Company's and management's expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis of Financial Condition and Results of Operations" and these Notes to Consolidated Financial Statements, are forward-looking statements, as defined in Section 21D of the Securities Exchange Act of 1934, that are dependent on certain events, risks
and  uncertainties  that  may  be  outside  the  Company's  control.    These
forward-looking statements include statements of management's plans and objectives for the Company's future operations and statements of future economic performance; information regarding drilling schedules, expected or planned production or transportation capacity, the future construction or upgrades of pipelines (including costs), when the Cusiana and Cupiagua fields might become self-financing, future production of the Cusiana and Cupiagua fields, the negotiation of a gas-sales contract and commencement of production in Malaysia-Thailand, the Company's capital budget and future capital requirements, the Company's meeting its future capital needs, the amount by which production from the Cusiana and Cupiagua fields may increase or when such increased production may commence, the Company's realization of its deferred tax asset, the level of future expenditures for environmental costs, the outcome of regulatory and litigation matters and proven oil and gas reserves and discontinued future net cash flows therefrom; and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including those described in the context of such forward-looking statements, as well as those presented below.

     CERTAIN  FACTORS  RELATING  TO  THE  OIL  AND  GAS  INDUSTRY

The Company's strategy is to focus its exploration activities on what the Company believes are relatively high-potential prospects. No assurance can be given that these prospects contain significant oil and gas reserves or that the Company will be successful in its exploration activities thereon. The Company follows the full cost method of accounting for exploration and development of oil and gas reserves whereby all acquisition, exploration and development costs are capitalized. Costs related to acquisition, holding and initial exploration of licenses in countries with no proved reserves are initially capitalized, including internal costs directly identified with
acquisition,  exploration  and  development  activities.    The  Company's
exploration licenses are periodically assessed for impairment on a country-by-country basis. If the Company's investment in exploration licenses within a country where no proved reserves are assigned is deemed to be impaired, the licenses are written down to estimated recoverable value. If the Company abandons all exploration efforts in a country where no proved reserves are assigned, all exploration costs associated with the country are expensed. The Company's assessments of whether its investment within a country is impaired and whether exploration activities within a country will be abandoned are made from time to time based on its review and assessment of drilling results, seismic data and other information it deems relevant. Due to the unpredictable nature of exploration drilling activities, the amount and timing of impairment expense are difficult to predict with any certainty.

The markets for oil and natural gas historically have been volatile and are likely to continue to be volatile in the future. Oil and natural-gas prices have been subject to significant fluctuations during the past several decades in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond the control of the Company. These factors include the level of consumer product demand, weather conditions, domestic and foreign government regulations, political conditions in the Middle East and other production areas, the foreign supply of oil and natural gas, the price and availability of alternative fuels, and overall economic conditions. It is impossible to predict future oil and gas price movements with any certainty.

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

The Company's oil and gas business is also subject to laws, rules and regulations in the countries in which it operates, which generally pertain to production control, taxation, environmental and pricing concerns, and other matters relating to the petroleum industry. Many jurisdictions have at various times imposed limitations on the production of natural gas and oil by restricting the rate of flow for oil and natural-gas wells below their actual capacity. There can be no assurance that present or future regulation will not adversely affect the operations of the Company.

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

     CERTAIN  FACTORS  RELATING  TO  INTERNATIONAL  OPERATIONS

The Company derives substantially all of its consolidated revenues from international operations. Risks inherent in international operations include loss of revenue, property and equipment from such hazards as expropriation, nationalization, war, insurrection and other political risks; trade protection measures; risks of increases in taxes and governmental royalties; and renegotiation of contracts with governmental entities; as well as changes in laws and policies governing operations of other companies. Other risks inherent in international operations are the possibility of realizing economic currency-exchange losses when transactions are completed in currencies other than U.S. dollars and the Company's ability to freely repatriate its earnings under existing exchange control laws. To date, the Company's international operations have not been materially affected by these risks.

     COMPETITION

The Company encounters strong competition from major oil companies (including government-owned companies), independent operators and other companies for favorable oil and gas concessions, licenses, production-sharing contracts and leases, drilling rights and markets. Additionally, the governments of certain countries in which the Company operates may from time to time give preferential treatment to their nationals. The oil and gas industry as a whole also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers.

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

Colombia is among several nations whose progress in stemming the production and transit of illegal drugs is subject to annual certification by the President of the United States. In 1997, the President of the United States announced that Colombia would neither be certified nor granted a national interest waiver. The consequences of the failure to receive certification generally include the following: all bilateral aid, except anti-narcotics and humanitarian aid, has been or will be suspended; the Export-Import Bank of the United States and the Overseas Private Investment Corporation will not approve financing for new projects in Colombia; U.S. representatives at multilateral lending institutions will be required to vote against all loan requests from Colombia, although such votes will not constitute vetoes; and the President of the United States and Congress retain the right to apply future trade sanctions. Each of these consequences of the failure to receive such certification could result in adverse economic consequences in Colombia and could further heighten the political and economic risks associated with the Company's operations in Colombia. Any changes in the holders of significant government offices could have adverse consequences on the Company's relationship with the Colombian national oil company and the Colombian government's ability to control guerrilla activities and could exacerbate the factors relating to foreign operations discussed above.

     CERTAIN  FACTORS  RELATING  TO  MALAYSIA-THAILAND

The Company is a partner in a significant gas exploration project located in the upper Malay Basin in the Gulf of Thailand approximately 450 kilometers northeast of Kuala Lumpur and 750 kilometers south of Bangkok. The Company is a contractor under a production-sharing contract covering Block A-18 of the Malaysia-Thailand Joint Development Area. Well results to date indicate that significant gas deposits lie across four fields within the block.

Development of gas production is in the early planning stages but is expected to take several years and require the drilling of additional wells and the installation of production facilities, which will require significant additional capital expenditures, the ultimate amount of which cannot be predicted. Pipelines also will be required to be connected between Block A-18 and ultimate markets. The terms on which any gas produced from the Company's contract area in Malaysia-Thailand may be sold may be affected adversely by the present monopoly gas-purchase and transportation conditions in both Thailand and Malaysia, including the Thai national oil company's monopoly in transportation within Thailand and its territorial waters.

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

21.          COMMITMENTS  AND  CONTINGENCIES

Development of the Cusiana and Cupiagua fields ("the Fields"), including drilling and construction of additional production facilities, will require further capital outlays. Further exploration and development activities on Block A-18, as well as exploratory drilling in other countries, also will require substantial capital outlays. The Company's capital budget for the year ending December 31, 1997, is approximately $310 million, excluding capitalized interest, of which approximately $150 million relates to the Fields and capital contributions to OCENSA, $95 million relates to Block A-18, and $65 million relates to the Company's exploration and drilling program in other parts of the world. The Company assisted OCENSA in raising one tranche of debt totaling $65 million in 1996 and may assist OCENSA in raising up to $25 million of additional debt in 1997. Capital requirements for exploration and development relating to Block A-18 are expected to increase significantly into 1998.

The Company expects to meet capital needs in the future with a combination of some or all of the following: the Company's revolving credit facility, cash flow from its Colombian operations (including additional proceeds from the 1995 forward oil sale), cash and marketable securities, asset sales, and the issuance of debt and equity securities. The Company's indentures permit the Company to incur total indebtedness (excluding certain permitted indebtedness) of up to 25% of the sum of its indebtedness and market capitalization of its capital stock. As of yearend 1996, the revolving credit facility permitted the Company to incur total indebtedness of up to approximately $630 million. Availability under the credit facility may be more in the future under certain circumstances.

During the normal course of business, the Company is subject to the terms of various operating agreements and capital commitments associated with the exploration and development of its oil and gas properties. It is management's belief that such commitments, including the capital requirements in Colombia and Malaysia-Thailand discussed above, will be met without any material, adverse effect on the Company's operations or consolidated financial condition.

The Company leases office space, other facilities and equipment under various operating leases expiring through 2011. Total rental expense was $2 million and $1.9 million for the years ended December 31, 1996 and 1995, respectively, $1.3 million for the seven months ended December 31, 1994, and $2.6 million for the year ended May 31, 1994. At December 31, 1996, the minimum payments required over the next five years are as follows: 1997 -- $2.5 million; 1998 -- $2.3 million; 1999 -- $1.8 million; 2000 -- $.9 million; 2001 -- $.2 million;  and  thereafter  --  $1.2  million.

GUARANTEES

At December 31, 1996, the Company had guaranteed loans of approximately $4.5 million of a Colombian pipeline company in which the Company has an ownership interest and guaranteed performance of $4.1 million in future exploration expenditures in various countries. These commitments are backed primarily by unsecured letters of credit and bank guarantees.

ENVIRONMENTAL  MATTERS

The Company is subject to extensive environmental laws and regulations. These laws regulate the discharge of oil, gas or other materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of such materials at various sites. Also, the Company remains liable for certain environmental matters that may arise from formerly owned fuel businesses that were involved in the storage, handling and sale of hazardous materials, including fuel storage in underground tanks. The Company believes that the level of future expenditures for environmental matters, including clean-up obligations, is impracticable to determine with a precise and reliable degree of accuracy. Management believes that such costs, when finally determined, will not have a material adverse effect on the Company's operations or consolidated financial condition.

LITIGATION

The Company and subsidiaries or former subsidiaries of the Company, including Triton Oil and Gas Corportaion ("Triton Oil"), are among numerous defendants in three related lawsuits brought in the Superior Court of the State of California, County of Los Angeles, by (i) National Union Fire Insurance Company ("National Union") and The Restaurant Enterprises Group, (ii) Travelers Indemnity Company ("Travelers") and (iii) the City of Redondo Beach. All three lawsuits arise out of a 1988 tidal wave at King Harbor in Redondo Beach, California. The lawsuits allege, among other things, that the defendants' negligence contributed to the collapse of a hotel and the flooding of a restaurant in the tidal wave. In the case of Triton Oil, the alleged negligence was Triton Oil's drilling of nearby oil wells and alleged resulting ground subsidence, which purportedly lowered the height of the King Harbor breakwater. The Travelers lawsuit asserts damages in excess of $14.6 million, although in a separate lawsuit against the Army Corps of Engineers, the court found damages to be approximately $6.7 million. Of that $6.7 million, Travelers recovered $4 million from the City of Redondo Beach. The National Union lawsuit asserts damages in excess of $4.75 million, although in a separate lawsuit against the Army Corps of Engineers, the court found damages to be approximately $3.7 million. Of that $3.7 million, Travelers recovered $1 million from the City of Redondo Beach. The City of Redondo Beach lawsuit asserts damages in excess of $13.2 million, including indemnity for amounts it paid to settle the foregoing lawsuits and other claims arising out of the flooding. The three lawsuits have been consolidated for trial, which has been set for October 1997. The Company believes that it and its subsidiaries have meritorious defenses and intend to defend the suits vigorously.

The Company is also subject to other various litigation matters, none of which is expected to have a material adverse effect on the Company's operations or consolidated financial condition.

22.          TRITON  ENERGY  CORPORATION  FINANCIAL  INFORMATION

Following the Reorganization, TEC ceased filing periodic reports with the Securities and Exchange Commission ("SEC"). TEC's 9 3/4% Notes and 1997 Notes remain outstanding and are fully guaranteed by Triton. The following table sets forth certain summarized financial information of TEC and its subsidiaries:




                        DECEMBER 31,
                                 1996
                        -------------
Current assets          $      69,783
Noncurrent assets             946,592
                        -------------
                        $   1,016,375
                        -------------

Current liabilities     $     247,811
Noncurrent liabilities        379,294
Stockholders' equity          389,270
                        -------------
                        $   1,016,375
                        -------------





                                             YEAR ENDED
                                             DECEMBER 31,
                                                      1996
                                             --------------

Sales and other operating revenues           $     132,629
Costs and expenses                                  69,154
                                             --------------
Operating income                                    63,475
Other income, net                                   10,889
                                             --------------
Earnings before income taxes
 and extraordinary item                             74,364
Income tax expense                                   1,518
                                             --------------
Earnings before extraordinary item                  72,846
Extraordinary item - extinguishment of debt         (1,196)
                                             --------------
Net earnings                                 $      71,650
                                             --------------



Summarized financial information of TEC and its subsidiaries as of and for the year ended December 31, 1995, for the seven months ended December 31, 1994, and for the year ended May 31, 1994, is not presented herewith because such summarized financial information would be identical to the Consolidated Balance Sheet at December 31, 1995 and the Consolidated Statements of Operations for the year ended December 31, 1995, for the seven months ended December 31, 1994 and for the year ended May 31, 1994.

23.          GEOGRAPHIC  DATA

Information  about  the  Company's  operations  by  geographic  area  follows:



                                                    MALAYSIA-                            UNITED
                                        COLOMBIA    THAILAND     FRANCE     INDONESIA    STATES    OTHER      CORPORATE
                                        ----------  -----------  ---------  -----------  --------  ---------  -----------
YEAR ENDED DECEMBER 31, 1996:
Sales and other operating revenues      $ 127,071   $      ---   $    ---   $    1,856   $ 5,050   $    ---   $      ---
Operating profit (loss)                    70,874         (509)       ---         (340)    3,400    (47,158)     (23,489)
Trade and other receivables                56,647          494        ---           53       ---      3,212          120
Identifiable assets                       629,978      113,364        ---        2,592       ---     55,257      113,333

YEAR ENDED DECEMBER 31, 1995:
Sales and other operating revenues      $  89,851   $      ---   $  9,206   $    4,531   $ 3,884   $    ---   $      ---
Operating profit (loss)                    49,086         (239)     1,123         (858)     (230)    (2,669)     (22,897)
Trade and other receivables                19,823          366        ---          785       717        730          766
Identifiable assets                       487,472       50,867        ---        1,744    23,261     63,159      197,664

SEVEN MONTHS ENDED DECEMBER 31, 1994:
Sales and other operating revenues      $   6,249   $      ---   $  9,179   $    3,174   $ 2,134   $    ---   $      ---
Operating profit (loss)                      (192)         ---        722          (75)     (919)    (2,258)     (13,224)
Trade and other receivables                11,759          ---      3,866        1,257     1,332        667        1,360
Identifiable assets                       335,474       21,372     27,038        2,553    32,232     33,477      167,055

YEAR ENDED MAY 31, 1994:
Sales and other operating revenues      $   5,911   $      ---   $ 17,494   $    7,186   $ 5,629   $  6,988   $      ---
Operating loss                               (503)         ---    (49,734)      (4,582)   (1,269)    (3,332)     (21,263)
Trade and other receivables                 5,508          ---      3,431        1,303     1,336      1,110        1,891
Identifiable assets                       237,397       15,764     28,954        3,978    37,091     36,205      256,712




                                        TOTAL
                                        ---------
YEAR ENDED DECEMBER 31, 1996:
Sales and other operating revenues      $133,977
Operating profit (loss)                    2,778
Trade and other receivables               60,526
Identifiable assets                      914,524

YEAR ENDED DECEMBER 31, 1995:
Sales and other operating revenues      $107,472
Operating profit (loss)                   23,316
Trade and other receivables               23,187
Identifiable assets                      824,167

SEVEN MONTHS ENDED DECEMBER 31, 1994:
Sales and other operating revenues      $ 20,736
Operating profit (loss)                  (15,946)
Trade and other receivables               20,241
Identifiable assets                      619,201

YEAR ENDED MAY 31, 1994:
Sales and other operating revenues      $ 43,208
Operating loss                           (80,683)
Trade and other receivables               14,579
Identifiable assets                      616,101



Corporate assets were principally cash and cash equivalents, marketable securities, the U.S. deferred tax asset and other fixed assets. Other identifiable assets primarily represented capitalized costs related to the Company's exploration activities in other areas of the world, no one country of which is material.



24.          QUARTERLY  FINANCIAL  DATA  (UNAUDITED)



                                                                               QUARTER
                                                ----------------------------------------------------------------
                                                FIRST            SECOND          THIRD           FOURTH
                                                ---------------  --------------  --------------  ---------------
YEAR ENDED DECEMBER 31, 1996:
Sales and other operating revenues              $       35,781   $       31,170  $       30,780  $       36,246
Gross profit (loss)                                     19,839           15,885          15,936         (22,937)
Net earnings (loss) before extraordinary item           11,351           12,696          19,549         (19,791)
Net earnings (loss)                                     11,351           12,262          18,787         (19,791)
Earnings (loss) per ordinary share:
      Before extraordinary item                           0.29             0.34            0.52           (0.53)
      Net earnings (loss)                                 0.29             0.33            0.50           (0.53)

YEAR ENDED DECEMBER 31, 1995:
Sales and other operating revenues              $       19,751   $       28,504  $       32,586  $       26,631
Gross profit                                             7,013           13,670          15,351          12,954
Net earnings (loss)                                     (1,555)           2,388           1,279             608
Net earnings (loss) per ordinary share                   (0.06)            0.07            0.03            0.02




Gross profit (loss) consists of sales and other operating revenues less operating expenses, depreciation, depletion and amortization, and writedowns pertaining to operating assets.

In the fourth quarter of 1996, the Company recorded a writedown of $43 million related to oil and gas properties and other assets in Argentina.

In the fourth quarter of 1995, the Company recorded a loss provision of $1.1 million related to property available for sale, and Crusader recorded a writedown of $3 million (the Company's share - $1.5 million) related to a coal property of its majority-owned affiliate. Also, the Company recorded a charge to deferred tax expense of $2.8 million due to a change in income tax rates in Colombia and a benefit of $8.5 million based on a reduction in the valuation allowance on its deferred U.S. tax asset.


25.          OIL  AND  GAS  DATA  (UNAUDITED)

The following tables provide additional information about the Company's oil and gas exploration and production activities. Equity affiliate amounts reflect only the Company's proportionate interest in Crusader, which was sold in 1996.

RESULTS  OF  OPERATIONS

The results of operations for oil- and gas-producing activities, considering direct costs only, follow:



                                                                           UNITED                     TOTAL
                                       COLOMBIA    FRANCE     INDONESIA    STATES          OTHER      WORLDWIDE
                                       ----------  ---------  -----------  --------------  ---------  -----------

YEAR ENDED DECEMBER 31, 1996:
        Revenues                       $ 127,071   $    ---   $    1,856   $       5,050   $    ---   $  133,977
        Costs:
          Production costs                34,822        ---        1,510             322        ---       36,654
          General operating expenses       1,909        ---          553             774        ---        3,236
          Depletion                       18,515        ---           49             554        ---       19,118
          Writedown of assets                ---        ---          ---             ---     42,960       42,960
          Income taxes                    25,766        ---          ---             ---        ---       25,766
                                       ----------  ---------  -----------  --------------  ---------  -----------

        Results of operations          $  46,059   $    ---   $     (256)  $       3,400   $(42,960)  $    6,243
                                       ----------  ---------  -----------  --------------  ---------  -----------

YEAR ENDED DECEMBER 31, 1995:
        Revenues                       $  89,851   $  9,206   $    4,531   $       3,884   $    ---   $  107,472
        Costs:
          Production costs                24,942      5,460        4,422             452        ---       35,276
          General operating expenses         740      1,061          726           1,030        ---        3,557
          Depletion                       14,776      1,562          241           1,950        ---       18,529
          Writedown of assets                ---        ---          ---             ---        ---          ---
          Income taxes                    17,395        374          ---             ---        ---       17,769
                                       ----------  ---------  -----------  --------------  ---------  -----------

        Results of operations          $  31,998   $    749   $     (858)  $         452   $    ---   $   32,341
                                       ----------  ---------  -----------  --------------  ---------  -----------

SEVEN MONTHS ENDED DECEMBER 31, 1994:
        Revenues                       $   6,249   $  9,179   $    3,174   $       1,919   $    ---   $   20,521
        Costs:
          Production costs                 4,290      5,784        2,054             144        ---       12,272
          General operating expenses         997        541          897             502        ---        2,937
          Depletion                        1,184      2,132          298           1,189        ---        4,803
          Writedown of assets                ---        ---          ---             984        ---          984
          Income taxes                        82        318          ---             ---        ---          400
                                       ----------  ---------  -----------  --------------  ---------  -----------

        Results of operations          $    (304)  $    404   $      (75)  $        (900)  $    ---   $     (875)
                                       ----------  ---------  -----------  --------------  ---------  -----------

YEAR ENDED MAY 31, 1994:
        Revenues                       $   5,911   $ 17,252   $    7,186   $       4,700   $  6,190   $   41,239
        Costs:
          Production costs                 4,230     10,347        6,413           2,436      3,200       26,626
          General operating expenses       1,267      4,237        3,070           1,044        614       10,232
          Depletion                          917      9,443        1,363           2,290      2,482       16,495
          Writedown of assets                ---     43,201          922             ---        251       44,374
          Income taxes                         8        ---          ---             ---        195          203
                                       ----------  ---------  -----------  --------------  ---------  -----------

       Results of operations           $    (511)  $(49,976)  $   (4,582)  $      (1,070)  $   (552)  $  (56,691)
                                       ----------  ---------  -----------  --------------  ---------  -----------


Depletion includes depreciation on support equipment and facilities calculated on the unit of production method.





The Company's equity share of Crusader's results of operations for oil- and gas-producing activities follows:



                                        UNITED
                   AUSTRALIA   CANADA   STATES    OTHER     TOTAL
                   ----------  -------  --------  --------  -------

December 31, 1996  $    1,243  $   ---  $   ---   $   ---   $1,243
                   ----------  -------  --------  --------  -------

December 31, 1995  $    2,998  $   269  $   ---   $(1,401)  $1,866
                   ----------  -------  --------  --------  -------

December 31, 1994  $    1,339  $   243  $    36   $(1,662)  $  (44)
                   ----------  -------  --------  --------  -------

May 31, 1994       $    2,904  $   712  $(1,270)  $   ---   $2,346
                   ----------  -------  --------  --------  -------







COSTS  INCURRED  AND  CAPITALIZED  COSTS

     The costs incurred in oil and gas acquisition, exploration and development activities and related capitalized costs follow:



                                                    MALAYSIA-                        UNITED                  TOTAL
                                         COLOMBIA   THAILAND    FRANCE   INDONESIA   STATES         OTHER    WORLDWIDE
                                         ---------  ----------  -------  ----------  -------------  -------  ----------
DECEMBER 31, 1996:
      Costs incurred:
        Property acquisition             $     ---  $      ---  $   ---  $      ---  $         ---  $   600  $      600
        Exploration                         18,875      60,955      ---         ---            ---   33,103     112,933
        Development                         39,902         470      ---         ---            ---      ---      40,372
      Depletion per equivalent
        barrel of production                  2.83         ---      ---        0.52           5.59      ---        2.84

      Cost of properties at period-end:
        Unevaluated                      $   2,487  $   97,151  $   ---  $      ---  $         ---  $50,010  $  149,648
                                         ---------  ----------  -------  ----------  -------------  -------  ----------

        Evaluated                        $ 338,955  $   10,861  $   ---  $      ---  $         ---  $48,630  $  398,446
                                         ---------  ----------  -------  ----------  -------------  -------  ----------

        Support equipment and
         facilities                      $ 194,116  $      ---  $   ---  $      ---  $         ---  $   ---  $  194,116
                                         ---------  ----------  -------  ----------  -------------  -------  ----------
      Accumulated depletion and
        depreciation at period-end       $  35,723  $      ---  $   ---  $      ---  $         ---  $48,630  $   84,353
                                         ---------  ----------  -------  ----------  -------------  -------  ----------














                                                    MALAYSIA-                         UNITED                  TOTAL
                                         COLOMBIA   THAILAND    FRANCE    INDONESIA   STATES         OTHER    WORLDWIDE
                                         ---------  ----------  --------  ----------  -------------  -------  ----------
DECEMBER 31, 1995:
      Costs incurred:
        Property acquisition             $   1,101  $      ---  $    ---  $      ---  $         ---  $   250  $    1,351
        Exploration                         45,961      25,948       ---         ---            ---   28,480     100,389
        Development                         48,419         ---       ---         299            ---      ---      48,718
      Depletion per equivalent
        barrel of production                  2.67         ---      3.14        0.95           6.05      ---        2.81

      Cost of properties at period-end:
        Unevaluated                      $  59,087  $   46,282  $    ---  $      ---  $       9,202  $58,490  $  173,061
                                         ---------  ----------  --------  ----------  -------------  -------  ----------

        Evaluated                        $ 260,058  $      ---  $    ---  $   47,301  $     190,379  $ 8,667  $  506,405
                                         ---------  ----------  --------  ----------  -------------  -------  ----------

        Support equipment and
         facilities                      $  87,289  $      ---  $    ---  $      ---  $         ---  $   ---  $   87,289
                                         ---------  ----------  --------  ----------  -------------  -------  ----------
      Accumulated depletion and
        depreciation at period-end       $  17,355  $      ---  $    ---  $   47,153  $     180,574  $ 8,667  $  253,749
                                         ---------  ----------  --------  ----------  -------------  -------  ----------

DECEMBER 31, 1994:
      Costs incurred:
        Property acquisition             $   9,824  $      ---  $    ---  $      ---  $         ---  $ 1,058  $   10,882
        Exploration                         21,691       5,151        79         ---            ---    7,088      34,009
        Development                         31,892         ---         5           1              1      ---      31,899
      Depletion per equivalent
        barrel of production                  2.57         ---      4.15        1.60           7.04      ---        3.63

      Cost of properties at period-end:
        Unevaluated                      $  38,000  $   20,334  $    281  $      ---  $       9,202  $31,513  $   99,330
                                         ---------  ----------  --------  ----------  -------------  -------  ----------

        Evaluated                        $ 175,281  $      ---  $265,284  $   44,594  $     190,396  $ 8,667  $  684,222
                                         ---------  ----------  --------  ----------  -------------  -------  ----------

        Support equipment and
         facilities                      $  78,601  $      ---  $    ---  $      ---  $         ---  $   ---  $   78,601
                                          ---------  ----------  --------  ----------  -------------  -------  ----------

      Accumulated depletion
        at period-end                    $   2,645  $      ---  $244,264  $   44,097  $     178,623  $ 8,667  $  478,296
                                         ---------  ----------  --------  ----------  -------------  -------  ----------

MAY 31, 1994:
      Costs incurred:
        Property acquisition             $     ---  $      750  $    ---  $      ---  $         ---  $    94  $      844
        Exploration                         24,865       4,775       205         ---            ---   12,626      42,471
        Development                         29,833         ---     3,575       1,050            300    2,022      36,780
      Depletion per equivalent
        barrel of production                  1.96         ---      8.97        3.09           6.58     3.60        5.47

      Cost of properties at period-end:
        Unevaluated                      $  47,833  $   15,183  $    212  $      ---  $      10,094  $23,847  $   97,169
                                         ---------  ----------  --------  ----------  -------------  -------  ----------

        Evaluated                        $ 118,215  $      ---  $266,231  $   47,677  $     190,033  $ 7,715  $  629,871
                                         ---------  ----------  --------  ----------  -------------  -------  ----------

       Support equipment and
           facilities                    $  45,688  $      ---  $    ---  $      ---  $         ---  $   ---  $   45,688
                                         ---------  ----------  --------  ----------  -------------  -------  ----------
      Accumulated depletion
        at period-end                    $   1,461  $      ---  $243,084  $   46,560  $     176,450  $ 7,715  $  475,270
                                         ---------  ----------  --------  ----------  -------------  -------  ----------




A summary of costs excluded from depletion at December 31, 1996, by year incurred follows:



                                           DECEMBER 31,         MAY 31,
                                ------------------------------
                      TOTAL              1996     1995    1994      1994
                      --------  -------------  -------  ------  --------
Property acquisition  $  1,536  $         600  $   250  $  ---  $    686
Exploration            130,625         80,018   38,173   7,662     4,772
Capitalized interest    17,487         10,992    3,981   1,222     1,292
                      --------  -------------  -------  ------  --------

    Total worldwide   $149,648  $      91,610  $42,404  $8,884  $  6,750
                      --------  -------------  -------  ------  --------



The Company excludes from its depletion computation property acquisition and exploration cost of unevaluated properties and major development projects in progress. The excluded costs include $97.2 million for Block A-18 in the Malaysia-Thailand Joint Development Area which will become depletable once production begins, currently estimated for early 2000. At this time, the Company is unable to predict either the timing of the inclusion of the remaining costs and the related oil and gas reserves in its depletion computation or their potential future impact on depletion rates. Drilling or other exploration activities are being conducted in each of these cost centers.

The  Company's  equity  share  of  costs  incurred  by  Crusader  follows:



                                                     UNITED
                                AUSTRALIA   CANADA   STATES   OTHER   TOTAL
                                ----------  -------  -------  ------  -------
Cost of property acquisition,
  exploration and development:

      December 31, 1996         $    2,105  $   ---  $   ---  $  ---  $ 2,105
                                ----------  -------  -------  ------  -------

      December 31, 1995         $    1,187  $   507  $   ---  $  541  $ 2,235
                                ----------  -------  -------  ------  -------

      December 31, 1994         $    3,557  $   313  $    26  $1,028  $ 4,924
                                ----------  -------  -------  ------  -------

      May 31, 1994              $    2,955  $ 1,099  $ 1,687  $  ---  $ 5,741
                                ----------  -------  -------  ------  -------

Net capitalized costs:

      December 31, 1995         $   25,818  $   ---  $   ---  $  299  $26,117
                                ----------  -------  -------  ------  -------

      December 31, 1994         $   28,987  $ 3,889  $   ---  $1,340  $34,216
                                ----------  -------  -------  ------  -------

      May 31, 1994              $   27,001  $ 4,395  $ 3,750  $  ---  $35,146
                                ----------  -------  -------  ------  -------







OIL  AND  GAS  RESERVE  DATA

The following tables present the Company's estimates of its proved oil and gas reserves. These estimates were prepared by the Company's independent petroleum engineers, DeGolyer and MacNaughton, with respect to all proved reserves in the Cusiana and Cupiagua fields in Colombia and the Company's own petroleum reservoir engineers with respect to all proved reserves in Malaysia-Thailand and the Liebre Field in Colombia. The Company emphasizes that reserve estimates are approximates and are expected to change as
additional  information  becomes  available.    Reservoir  engineering  is  a
subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Accordingly, there can be no assurance that the reserves set forth herein will ultimately be produced nor can there be assurance that the proved undeveloped reserves will be developed within the periods anticipated. Oil reserves are stated in thousands of barrels and gas reserves are stated in millions of cubic feet. As of December 31, 1996, the Company did not have a contract for the sale of gas to be produced from its interest in the Malaysia-Thailand Joint Development Area. In estimating reserves attributable to such interest, the Company assumed that production from the interest would be sold at prices for natural gas derived from what the Company believed to be the most comparable market price at December 31, 1996. There can be no assurance that the price to be provided in any gas contract will be equal to the price used in the Company's calculations.






                                         COLOMBIA       MALAYSIA-THAILAND  FRANCE   INDONESIA      UNITED STATES
                                    ------------------  -----------------  -------  ----------  ------------------
                                    OIL        GAS      OIL      GAS      OIL      OIL         OIL        GAS
                                    ---------  -------  -------  -------  -------  ----------  ---------  --------
Proved developed and
  undeveloped reserves:
    AS OF MAY 31, 1993                86,216   16,250       ---      ---   8,189         951       1,952    21,549
    Revisions                          3,682      ---       ---      ---  (2,177)        165          23    (1,644)
    Sales                                ---      ---       ---      ---    (502)        ---      (1,171)  (11,426)
    Extensions and discoveries         3,173      ---       ---      ---     ---         ---         ---       ---
    Production                          (467)     ---       ---      ---  (1,053)       (441)       (156)   (1,150)
                                    ---------  -------  -------  -------  -------  ----------  ----------  --------

    AS OF MAY 31, 1994                92,604   16,250       ---      ---   4,457         675         648     7,329
    Revisions                         10,113   (1,529)      ---      ---   2,301         (87)         14       486
    Purchases of minerals in place     2,111      ---       ---      ---     ---         ---         ---       ---
    Production                          (435)     ---       ---      ---    (514)       (186)        (66)     (618)
                                    ---------  -------  -------  -------  -------  ----------  ----------  --------

    AS OF DECEMBER 31, 1994          104,393   14,721       ---      ---   6,244         402         596     7,197
    Revisions                            ---      ---       ---      ---     ---          23         119       967
    Sales                            (10,434)     ---       ---      ---  (5,746)        ---         ---       ---
    Extensions and discoveries        32,556    1,127       ---      ---     ---         ---         ---       ---
    Production                        (5,089)    (158)      ---      ---    (498)       (255)       (121)   (1,207)
                                    ---------  -------  -------  -------  -------  ----------  ----------  --------

    AS OF DECEMBER 31, 1995          121,426   15,690       ---      ---     ---         170         594     6,957
    Revisions                            270     (403)      ---      ---     ---         ---         ---       ---
    Sales                               (548)    (338)      ---      ---     ---         (75)       (574)   (6,482)
    Extensions and discoveries        19,900      ---    24,700  871,100     ---         ---         ---       ---
    Production                        (5,738)    (298)      ---      ---     ---         (95)        (20)     (475)
                                    ---------  -------  -------  -------  -------  ----------  ----------  --------

    AS OF DECEMBER 31, 1996          135,310   14,651    24,700  871,100     ---         ---         ---       ---
                                    ---------  -------  -------  -------  -------  ----------  ----------  --------






                                         CANADA        OTHER    TOTAL WORLDWIDE
                                    -----------------  ------  ------------------
                                    OIL      GAS       OIL     OIL       GAS
                                    -------  --------  ------  --------  --------
Proved developed and
  undeveloped reserves:
    AS OF MAY 31, 1993               2,686    78,449     ---     99,994   116,248
    Revisions                          ---       ---      18      1,711    (1,644)
    Sales                           (2,584)  (74,928)    ---     (4,257)  (86,354)
    Extensions and discoveries         ---       ---     ---      3,173       ---
    Production                        (102)   (3,521)    (18)    (2,237)   (4,671)
                                    -------  --------  ------  ---------  --------

    AS OF MAY 31, 1994                 ---       ---     ---     98,384    23,579
    Revisions                          ---       ---     ---     12,341    (1,043)
    Purchases of minerals in place     ---       ---     ---      2,111       ---
    Production                         ---       ---     ---     (1,201)     (618)
                                    -------  --------  ------  ---------  --------

    AS OF DECEMBER 31, 1994            ---       ---     ---    111,635    21,918
    Revisions                          ---       ---     ---        142       967
    Sales                              ---       ---     ---    (16,180)      ---
    Extensions and discoveries         ---       ---     ---     32,556     1,127
    Production                         ---       ---     ---     (5,963)   (1,365)
                                    -------  --------  ------  ---------  --------

    AS OF DECEMBER 31, 1995            ---       ---     ---    122,190    22,647
    Revisions                          ---       ---     ---        270      (403)
    Sales                              ---       ---     ---     (1,197)   (6,820)
    Extensions and discoveries         ---       ---     ---     44,600   871,100
    Production                         ---       ---     ---     (5,853)     (773)
                                    -------  --------  ------  ---------  --------

    AS OF DECEMBER 31, 1996            ---       ---     ---    160,010   885,751
                                    -------  --------  ------  ---------  --------





                                   COLOMBIA      MALAYSIA-THAILAND FRANCE  INDONESIA   UNITED STATES   TOTAL WORLDWIDE
                               ----------------  ----------------- ------  ---------  ---------------  ---------------
                               OIL       GAS     OIL          GAS  OIL     OIL        OIL       GAS    OIL
                               --------  ------  ----         ---  ------  ---------  --------  -----  ---------------

Proved developed reserves at:
    May 31, 1994                  1,237     ---   ---         ---   4,457        675       648  7,329            7,017
                               --------  ------  ----       -----  ------  ---------  --------  -----  ---------------
    December 31, 1994            47,789  14,721   ---         ---   6,244        402       596  7,197           55,031
                               --------  ------  ----       -----  ------  ---------  --------  -----  ---------------
    December 31, 1995            65,856  10,515   ---         ---     ---        170       594  6,957           66,620
                               --------  ------  ----       -----  ------  ---------  --------  -----  ---------------
    December 31, 1996            67,193  11,146   ---         ---     ---        ---       ---    ---           67,193
                               --------  ------  ----       -----  ------  ---------  --------  -----  ---------------






                               GAS
                               ------

Proved developed reserves at:
    May 31, 1994                7,329
                               ------
    December 31, 1994          21,918
                               ------
    December 31, 1995          17,472
                               ------
    December 31, 1996          11,146
                               ------













The Company's proportional equity interest in Crusader's estimated proved developed and undeveloped oil and gas reserves was as follows:



                   AUSTRALIA          CANADA         UNITED STATES       TOTAL
                   ---------          ------         -------------       -----
                   OIL        GAS     OIL     GAS    OIL            GAS  OIL    GAS
                   ---------  ------  ------  -----  -------------  ---  -----  ------

May 31, 1994           2,574  40,174     963  2,790             48  122  3,585  43,086
                   ---------  ------  ------  -----  -------------  ---  -----  ------

December 31, 1994      3,163  59,115     823  1,836            ---  ---  3,986  60,951
                   ---------  ------  ------  -----  -------------  ---  -----  ------

December 31, 1995      3,319  60,915     ---    ---            ---  ---  3,319  60,915
                   ---------  ------  ------  -----  -------------  ---  -----  ------






STANDARDIZED  MEASURE  OF  DISCOUNTED  FUTURE  NET  CASH  INFLOWS  AND CHANGES
THEREIN

The following table presents for the net quantities of proved oil and gas reserves a standardized measure of discounted future net cash inflows discounted at an annual rate of 10%. The future net cash inflows were calculated in accordance with Securities and Exchange Commission guidelines. Future cash inflows were computed by applying yearend prices of oil and gas relating to the Company's proved reserves to the estimated yearend quantities of those reserves. As of December 31, 1996, the Company did not have a contract for the sale of gas to be produced from its interest in the Malaysia-Thailand Joint Development Area. In estimating discounted future net cash inflows attributable to such interest, the Company assumed that production from the interest would be sold at prices for natural gas derived from what the Company believed to be the most comparable market price at December 31, 1996. Future price changes were considered only to the extent provided by contractual agreements in existence at yearend. Future production and development costs were computed by estimating those expenditures expected to occur in developing and producing the proved oil and gas reserves at the end of the year, based on yearend costs. The Company emphasizes that the future net cash inflows should not be construed as representative of the fair market value of the Company's proved reserves. The meaningfulness of the estimates is highly dependent upon the accuracy of the assumptions upon which
they  were  used.    Actual  future  cash  inflows  may  vary  considerably.



                                                      MALAYSIA-                        UNITED   TOTAL
                                           COLOMBIA   THAILAND    FRANCE   INDONESIA   STATES   WORLDWIDE
                                           --------   ----------  -------  ----------  -------  ----------
DECEMBER 31, 1996:
      Future cash inflows                 $3,519,893  $2,530,702  $   ---  $      ---  $   ---  $6,050,595
      Future production and
        development costs                  1,283,851   1,188,981      ---         ---      ---   2,472,832
                                          ----------  ----------  -------  ----------  -------  ----------
      Future net cash inflows before
        income taxes                      $2,236,042  $1,341,721  $   ---  $      ---  $   ---  $3,577,763
                                          ----------  ----------  -------  ----------  -------  ----------

      Future net cash inflows before
        income taxes discounted at 10%
        per annum                         $1,283,158  $  320,900  $   ---  $      ---  $   ---  $1,604,058
      Future income taxes discounted at
        10% per annum                        290,763      21,100      ---         ---      ---     311,863
                                          ----------  ----------  -------  ----------  -------  ----------
      Standardized measure of discounted
        future net cash inflows           $  992,395  $  299,800  $   ---  $      ---  $   ---  $1,292,195
                                          ----------  ----------  -------  ----------  -------  ----------






                                                        MALAYSIA-                         UNITED   TOTAL
                                           COLOMBIA     THAILAND    FRANCE    INDONESIA   STATES   WORLDWIDE
                                           -----------  ----------  --------  ----------  -------  ----------
DECEMBER 31, 1995:
      Future cash inflows                  $ 2,321,424  $      ---  $    ---  $    2,909  $19,076  $2,343,409
      Future production and
        development costs                      730,139         ---       ---       2,250    2,037     734,426
                                           -----------  ----------  --------  ----------  -------  ----------
      Future net cash inflows before
        income taxes                       $ 1,591,285  $      ---  $    ---  $      659  $17,039  $1,608,983
                                           -----------  ----------  --------  ----------  -------  ----------

      Future net cash inflows before
        income taxes discounted at 10%
        per annum                          $   803,665  $      ---  $    ---  $      626  $11,150  $  815,441
      Future income taxes discounted at
        10% per annum                          173,745         ---       ---         ---      ---     173,745
                                           -----------  ----------  --------  ----------  -------  ----------
      Standardized measure of discounted
        future net cash inflows            $   629,920  $      ---  $    ---  $      626  $11,150  $  641,696
                                           -----------  ----------  --------  ----------  -------  ----------

DECEMBER 31, 1994:
      Future cash inflows                  $ 1,764,939  $      ---  $105,523  $    6,677  $20,072  $1,897,211
      Future production and
        development costs                      440,227         ---    59,558       5,645    1,845     507,275
                                           -----------  ----------  --------  ----------  -------  ----------
      Future net cash inflows before
        income taxes                       $ 1,324,712  $      ---  $ 45,965  $    1,032  $18,227  $1,389,936
                                           -----------  ----------  --------  ----------  -------  ----------

      Future net cash inflows before
        income taxes discounted at 10%
        per annum                          $   594,061  $      ---  $ 25,759  $      974  $11,824  $  632,618
      Future income taxes discounted at
        10% per annum                          132,948         ---       ---         ---      ---     132,948
                                           -----------  ----------  --------  ----------  -------  ----------

      Standardized measure of discounted
        future net cash inflows            $   461,113  $      ---  $ 25,759  $      974  $11,824  $  499,670
                                           -----------  ----------  --------  ----------  -------  ----------

MAY 31, 1994:
      Future cash inflows                  $ 1,591,448  $      ---  $ 76,755  $   10,278  $23,562  $1,702,043
      Future production and
        development costs                      474,382         ---    44,603       7,575    1,945     528,505
                                           -----------  ----------  --------  ----------  -------  ----------
      Future net cash inflows before
        income taxes                       $ 1,117,066  $      ---  $ 32,152  $    2,703  $21,617  $1,173,538
                                           -----------  ----------  --------  ----------  -------  ----------

      Future net cash inflows before
        income taxes discounted at 10%
        per annum                          $   506,022  $      ---  $ 23,147  $    2,570  $14,008  $  545,747
      Future income taxes discounted at
        10% per annum                          150,537         ---       ---         ---      ---     150,537
                                           -----------  ----------  --------  ----------  -------  ----------

      Standardized measure of discounted
        future net cash inflows            $   355,485  $      ---  $ 23,147  $    2,570  $14,008  $  395,210
                                           -----------  ----------  --------  ----------  -------  ----------



The Company's proportional equity interest in Crusader's standardized measure of discounted future net cash inflows was as follows:



                                        UNITED
                   AUSTRALIA   CANADA   STATES   TOTAL
                   ----------  -------  -------  -------

December 31, 1995  $   30,382  $   ---  $   ---  $30,382
                   ----------  -------  -------  -------

December 31, 1994  $   32,492  $ 3,424  $   ---  $35,916
                   ----------  -------  -------  -------

May 31, 1994       $   35,306  $ 3,997  $   526  $39,829
                   ----------  -------  -------  -------



Changes in the standardized measure of discounted future net cash inflows follow:



                                                                 DECEMBER 31,           MAY 31,
                                                 ------------------------------------
                                                          1996        1995       1994       1994
                                                 --------------  ----------  ---------  ---------
Total worldwide, excluding equity share:
  Beginning of period                            $     641,696   $ 499,670   $395,210   $451,482
  Sales, net of production costs                       (97,323)    (67,471)    (8,249)   (14,613)
  Sales of reserves                                    (10,473)   (144,361)       ---    (83,462)
  Revisions of quantity estimates                        2,617       2,348     43,816        879
  Net change in prices and production costs            228,349      42,044    (14,746)   (54,143)
  Extensions, discoveries and improved recovery      1,125,733     339,413        ---     16,521
  Change in future development costs                  (652,902)   (102,323)     3,695    (57,459)
  Purchases of reserves                                    ---         ---      9,573        ---
  Development and facilities costs incurred             92,856      28,068     45,152     57,485
  Accretion of discount                                 80,672      62,188     31,835     60,831
  Changes in production rates and other                 19,088      22,917    (24,205)    11,392
  Net change in income taxes                          (138,118)    (40,797)    17,589      6,297
                                                 --------------  ----------  ---------  ---------

  End of period                                  $   1,292,195   $ 641,696   $499,670   $395,210
                                                 --------------  ----------  ---------  ---------


                                            SCHEDULE II

             TRITON ENERGY LIMITED AND SUBSIDIARIES
               VALUATION AND QUALIFYING ACCOUNTS
                      (In thousands)





                                                       ADDITIONS
                                           --------------------------------------
                              BALANCE AT                 CHARGED TO                 BALANCE
                              BEGINNING    CHARGED TO    OTHER                      AT CLOSE
CLASSIFICATIONS               OF YEAR      EARNINGS      ACCOUNTS     DEDUCTIONS    OF YEAR
----------------------------  -----------  ------------  -----------  ------------  ---------

Year ended May 31, 1994:
  Allowance for doubtful
     receivables,  excluding
     discontinued operations  $     1,162  $      (149)  $         4  $      (144)  $     873
                              -----------  ------------  -----------  ------------  ---------

  Allowance for deferred
     tax asset                $    62,789  $     1,027   $       ---  $       ---   $  63,816
                              -----------  ------------  -----------  ------------  ---------

Period ended Dec. 31, 1994:
   Allowance for doubtful
       receivables            $       873  $        19   $        20  $       (15)  $     897
                              -----------  ------------  -----------  ------------  ---------

   Allowance for deferred
       tax asset              $    63,816  $    23,702   $       ---  $       ---   $  87,518
                              -----------  ------------  -----------  ------------  ---------

Year ended Dec. 31, 1995:
   Allowance for doubtful
       receivables            $       897  $       ---   $        41  $      (128)  $     810
                              -----------  ------------  -----------  ------------  ---------

   Allowance for deferred
       tax asset              $    87,518  $   (33,472)  $       ---  $       ---   $  54,046
                              -----------  ------------  -----------  ------------  ---------

Year ended Dec. 31, 1996:
   Allowance for doubtful
       receivables            $       810  $        35   $       ---  $      (769)  $      76
                              -----------  ------------  -----------  ------------  ---------

   Allowance for deferred
       tax asset              $    54,046  $   (23,389)  $       ---  $       ---   $  30,657
                              -----------  ------------  -----------  ------------  ---------






___________________
Note  --    Deductions  for the allowance for doubtful receivables in the year ended  December  31,  1996,  related  primarily  to  disposal of other assets.