Form 10-Q
period 1997-03-31
TRITON ENERGY LTD
filed 1997-05-14
CIK 1009404

SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C. 20549
                            -----------------------

                                  FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

      Registrant's telephone number, including area code: (345) 949-0050

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES  X                            NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                                            Number of Shares
 Title of Each Class                        Outstanding at  April 30, 1997
------------------------------------------  ------------------------------
Ordinary Shares, par value $0.01 per share                      36,393,846
------------------------------------------  ------------------------------






                    TRITON ENERGY LIMITED AND SUBSIDIARIES
                                    INDEX









PART I.   FINANCIAL INFORMATION                                            PAGE NO.
                                                                           --------
Item 1.   Financial Statements
          Condensed Consolidated Statements of Operations -
          Three months ended March 31, 1997 and 1996                              2
          Condensed Consolidated Balance Sheets -
          March 31, 1997 and December 31, 1996                                    3
          Condensed Consolidated Statements of Cash Flows -
          Three months ended March 31, 1997 and 1996                              4
          Condensed Consolidated Statement of Shareholders' Equity -
          Three months ended March 31, 1997                                       5
          Notes to Condensed Consolidated Financial Statements                    6
Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                  16
PART II.  OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K                                       22








                        PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                    TRITON ENERGY LIMITED AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)







                                                        1997      1996
                                                     --------  --------
SALES AND OTHER OPERATING REVENUES:
Oil and gas sales                                    $33,759   $31,599
Other operating revenues                                 ---     4,182

                                                     --------  --------
                                                      33,759    35,781
                                                     --------  --------
COSTS AND EXPENSES:
Operating                                             11,221     9,541
General and administrative                             5,704     7,684
Depreciation, depletion and amortization               7,443     6,401
                                                     --------  --------
                                                      24,368    23,626
                                                     --------  --------

OPERATING INCOME                                       9,391    12,155

Interest income                                          905     1,834
Interest expense                                      (5,026)   (5,698)
Other income (expense), net                             (857)    3,753
                                                     --------  --------
                                                      (4,978)     (111)
                                                     --------  --------

EARNINGS BEFORE INCOME TAXES                           4,413    12,044
Income tax expense                                       927       693
                                                     --------  --------
NET EARNINGS                                           3,486    11,351
Dividends on preference shares                           213       772
                                                     --------  --------
EARNINGS APPLICABLE TO ORDINARY SHARES               $ 3,273   $10,579
                                                     --------  --------

Average ordinary and equivalent shares outstanding    37,102    36,623
                                                     --------  --------

EARNINGS PER ORDINARY SHARE                          $  0.09   $  0.29
                                                     --------  --------














    See accompanying Notes to Condensed Consolidated Financial Statements.

                  TRITON  ENERGY  LIMITED  AND  SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)








ASSETS                                                               MARCH 31,     DECEMBER 31,
                                                                            1997            1996
                                                                     ------------  --------------
                                                                      (Unaudited)
Current assets:
Cash and equivalents                                                 $    88,609   $      11,048
Short-term marketable securities                                             785           3,866
Trade receivables, net                                                     7,989          11,526
Other receivables                                                         44,578          49,000
Inventories, prepaid expenses and other                                    6,594           8,920
                                                                     ------------  --------------

Total current assets                                                     148,555          84,360
Property and equipment, at cost, less accumulated depreciation and
     depletion of $102,866 and $96,421, respectively                     714,750         676,833
Investments and other assets                                             155,177         153,331
                                                                     ------------  --------------
                                                                     $ 1,018,482   $     914,524
                                                                     ------------  --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt       $    91,483   $     199,552
Accounts payable and accrued liabilities                                  36,659          38,545
Deferred income                                                           35,254          28,466
                                                                     ------------  --------------
Total current liabilities                                                163,396         266,563

Long-term debt, excluding current maturities                             427,268         217,078
Deferred income taxes                                                     46,440          45,431
Deferred income and other                                                 76,094          84,808
Convertible debentures due to employees                                      ---             ---

Shareholders' equity:
Preference shares                                                          8,513           8,515
Ordinary shares, par value $0.01                                             364             363
Additional paid-in capital                                               584,058         582,581
Accumulated deficit                                                     (285,199)       (288,685)
Other                                                                     (2,450)         (2,128)
                                                                     ------------  --------------
                                                                         305,286         300,646
Less cost of ordinary shares in treasury                                       2               2
                                                                     ------------  --------------
Total shareholders' equity                                               305,284         300,644
Commitments and contingencies (note 5)                                       ---             ---
                                                                     ------------  --------------
                                                                     $ 1,018,482   $     914,524
                                                                     ------------  --------------






The Company uses the full cost method to account for its oil and gas producing activities.
    See accompanying Notes to Condensed Consolidated Financial Statements.

                    TRITON ENERGY LIMITED AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                (IN THOUSANDS)
                                 (UNAUDITED)







                                                                   1997       1996
                                                               ---------  ---------
Cash flows from operating activities:

Net earnings                                                   $  3,486   $ 11,351
Adjustments to reconcile net earnings  to net cash provided
    by operating activities:
Depreciation, depletion and amortization                          7,443      6,401
Amortization of debt discount                                     5,026      5,698
Amortization of unearned revenue                                 (2,026)    (2,026)
Gain on sale of assets                                              ---     (4,150)
Deferred income taxes and other                                   1,914     (3,258)
Changes in working capital pertaining to operating activities     7,431      3,158
                                                               ---------  ---------

Net cash provided by operating activities                        23,274     17,174
                                                               ---------  ---------

Cash flows from investing activities:
Capital expenditures and investments                            (46,613)   (54,946)
Proceeds from sales of marketable securities                      2,000     18,008
Proceeds from sales of assets                                       ---     25,475
Other                                                             1,100     (1,743)
                                                               ---------  ---------

Net cash used by investing activities                           (43,513)   (13,206)
                                                               ---------  ---------

Cash flows from financing activities:
Short-term borrowings, net                                       10,000        ---
Proceeds from long-term debt                                     94,800     43,601
Payments on long-term debt                                       (8,514)   (48,959)
Issuance of ordinary shares                                       1,342      2,013
Other                                                              (190)    (1,119)
                                                               ---------  ---------

Net cash provided (used) by financing activities                 97,438     (4,464)
                                                               ---------  ---------


Effect of exchange rate changes on cash and equivalents             362        (73)
                                                               ---------  ---------

Net increase (decrease) in cash and equivalents                  77,561       (569)
Cash and equivalents at beginning of period                      11,048     49,050
                                                               ---------  ---------

Cash and equivalents at end of period                          $ 88,609   $ 48,481
                                                               ---------  ---------














  See accompanying Notes to Condensed Consolidated Financial Statements.






                    TRITON ENERGY LIMITED AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      THREE MONTHS ENDED MARCH 31, 1997
                                (IN THOUSANDS)
                                 (UNAUDITED)








                                                                   ADDITIONAL
                                          PREFERENCE    ORDINARY   PAID-IN       ACCUMULATED              TREASURY
                                          SHARES        SHARES     CAPITAL       DEFICIT        OTHER     SHARES
                                          ------------  ---------  ------------  -------------  --------  ----------
Balance at
      December 31, 1996                   $     8,515   $     363  $   582,581   $   (288,685)  $(2,128)  $      (2)
Net earnings                                      ---         ---          ---          3,486       ---         ---
Dividends on preference shares                    ---         ---         (213)           ---       ---         ---
Conversion of preference shares                    (2)        ---            2            ---       ---         ---
Exercise of employee stock
    options and debentures                        ---           1          714            ---       ---         ---
Other                                             ---         ---          974            ---      (322)        ---
                                          ------------  ---------  ------------  -------------  --------  ----------
Balance at March 31, 1997                 $     8,513   $     364  $   584,058   $   (285,199)  $(2,450)  $      (2)
                                          ------------  ---------  ------------  -------------  --------  ----------



                                          TOTAL
                                          SHAREHOLDERS'
                                          EQUITY
                                          ---------------
Balance at
      December 31, 1996                   $      300,644
Net earnings                                       3,486
Dividends on preference shares sharesres            (213)
Conversion of preference shares                      ---
Exercise of employee stock
    options and debentures                           715
Other                                                652
                                          ---------------
Balance at March 31, 1997                 $      305,284
                                          ---------------






















   See accompanying Notes to Condensed Consolidated Financial Statements.








                            TRITON ENERGY LIMITED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)




1.     GENERAL

Triton Energy Limited ("Triton") is an international oil and gas exploration company primarily engaged in exploration and production through subsidiaries and affiliates. The term "Company" when used herein means Triton and its subsidiaries and other affiliates through which the Company conducts its business. The Company's principal properties, operations and oil and gas reserves are located in Colombia and Malaysia-Thailand. All sales are currently derived from oil and gas production in Colombia. The Company also has oil and gas interests in other Latin American, African, Asian and European countries.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments of a normal recurring nature necessary to present fairly the Company's financial position as of March 31, 1997, and the results of its operations and cash flows for the three months ended March 31, 1997 and 1996, and shareholders' equity for the three months ended March 31, 1997. The results of operations for the three months ended March 31, 1997, is not necessarily indicative of the final results to be expected for the full year.

The condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements, which are included as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Certain other previously reported financial information has been reclassified to conform to the current period's presentation.

2.          ASSET  DISPOSITIONS

In March 1996, the Company sold its royalty interests in U.S. properties for $23.8 million based on an effective date of January 1, 1996. The Company recorded the resulting gain of $4.1 million in other operating revenues.

3.          PETROLEUM  PRICE  RISK  MANAGEMENT

Oil sold by the Company is normally priced with reference to a defined benchmark, such as light sweet crude oil traded on the New York Mercantile Exchange. Actual prices received vary from the benchmark depending on quality and location differentials. It is the Company's policy to use financial market transactions with creditworthy counterparties from time to time, primarily to reduce risk associated with the pricing of a portion of the oil that it sells. The policy is structured to underpin the Company's planned revenues and results of operations. The Company may also enter into financial market transactions to benefit from its assessment of the future prices of its production relative to other benchmark prices. There can be no assurance that the use of financial market transactions will not result in losses.

With respect to the sale of oil to be produced by the Company, the Company has used a combination of swaps, options and collars to establish a minimum weighted average West Texas Intermediate ("WTI") benchmark price of $19 per barrel for an aggregate of 750,000 barrels of production during the period from April through December 1997. As a result, to the extent WTI prices exceed the minimum WTI benchmark price during each month within the period, the Company will be able to sell its production at the higher market price, and to the extent that WTI prices are below the minimum WTI benchmark price, the Company will be able to realize prices related to the minimum WTI benchmark price on its hedged production.

In anticipation of entering into a forward oil sale, the Company purchased WTI benchmark call options to retain the ability to benefit from future WTI price increases above a weighted average price of $20.42 per barrel. The volumes and expiration dates on the call options coincide with the volumes and delivery dates of the forward oil sale, which has delivery terms of 58,425 barrels per month through March 1997 and 254,136 barrels per month from April 1997 through March 2000. During the three months ended March 31, 1997 and 1996, the Company recorded an unrealized loss of $3.3 million and an unrealized gain of $2.1 million, respectively, in Other income (expense), net related to the change in the fair market value of the call options. Future fluctuations in the fair market value of the call options will continue to affect other income as noncash adjustments.

During the three months ended March 31, 1997, markets provided the Company the opportunity to realize WTI benchmark oil prices on average $3.99 per barrel above the WTI benchmark oil price the Company set as part of its 1997 annual plan. As a result of financial and commodity market transactions settled during the three months ended March 31, 1997, the Company's risk management program resulted in an average net realization of approximately $.32 per barrel lower than if the Company had not entered into such transactions.

4.          DEBT

During the three months ended March 31, 1997, the Company borrowed $90.8 million, net under a $125 million unsecured bank revolving credit facility. At March 31, 1997, the Company had outstanding borrowings under the facility of $71.8 million classified as a current liability and $30 million classified as a long-term liability.

On April 10, 1997, the Company issued $400 million aggregate face value of senior indebtedness to refinance through redemption and/or tender offer the Senior Subordinated Discount Notes due November 1, 1997 ("1997 Notes") and the 9 3/4% Senior Subordinated Discount Notes due December 15, 2000 ("9 3/4% Notes"), and to repay a portion of the indebtedness outstanding under the Company's revolving credit facility. As a result, the 1997 Notes, which were classified as a current liability at December 31, 1996, were classified as
long-term  at  March  31,  1997.    (See  note  8.)

5.          COMMITMENTS  AND  CONTINGENCIES

Development of the Cusiana and Cupiagua fields ("the Fields") in Colombia, including drilling and construction of additional production facilities, will
require  further  capital  outlays.    Further  exploration  and  development
activities on Block A-18 in the Malaysia-Thailand Joint Development Area, as well as exploratory drilling in other countries, also will require substantial capital outlays. The Company's capital budget for the year ending December 31, 1997, is approximately $310 million, excluding capitalized interest, of which approximately $150 million relates to the Fields and capital contributions to Oleoducto Central S.A. ("OCENSA"), $95 million relates to Block A-18, and $65 million relates to the Company's exploration and drilling program in other parts of the world. The Company assisted OCENSA in raising one tranche of debt totaling $65 million in 1996 and may assist OCENSA in raising up to $25 million of additional debt in 1997. Capital requirements for exploration and development relating to Block A-18 are expected to increase significantly into 1998. In addition, because development of Block A-18 will not commence until the heads of agreement for a definitive gas-sales contract is signed, a portion of the capital expenditures relating to Block A-18 budgeted for 1997 will not be spent until 1998.

The Company expects to meet capital needs in the future with a combination of some or all of the following: the Company's revolving credit facility, cash flow from its Colombian operations (including additional proceeds from the 1995 forward oil sale), cash and marketable securities, asset sales, and the issuance of debt and equity securities. As of March 31, 1997, the revolving credit facility permitted the Company to incur total indebtedness of up to approximately $640 million. Availability under the credit facility may be more in the future under certain circumstances.

GUARANTEES

At March 31, 1997, the Company had guaranteed loans of approximately $4.5 million for a Colombian pipeline company in which the Company has an ownership interest and guaranteed performance of $4 million in future exploration expenditures in various countries. These commitments are backed primarily by unsecured letters of credit and bank guarantees.

     LITIGATION

The Company is subject to litigation that is incidental to its business, none of which is expected to have a material adverse effect on the Company's operations or consolidated financial condition.

6.          TRITON  ENERGY  CORPORATION  FINANCIAL  INFORMATION

Following a reorganization in March 1996, whereby Triton became the parent holding company of Triton Energy Corporation ("TEC"), TEC ceased filing periodic reports with the Securities and Exchange Commission. TEC is the issuer of the 1997 Notes and 9 3/4% Notes, with Triton being the guarantor, and is co-obligor with Triton on a joint and several basis under the senior notes issued in April 1997. The Company has not presented separate financial statements and other disclosures concerning TEC because management has determined that such information is not material to debt security holders. The following table sets forth certain summarized financial information of TEC and its subsidiaries (in thousands):




                        MARCH 31,   DECEMBER 31,
                              1997           1996
                        ----------  -------------
Current assets          $  136,640  $      69,783
Noncurrent assets          991,197        946,592
                        ----------  -------------
Total                   $1,127,837  $   1,016,375
                        ----------  -------------

Current liabilities     $  147,685  $     247,811
Noncurrent liabilities     582,952        379,294
Stockholders' equity       397,200        389,270
                        ----------  -------------
Total                   $1,127,837  $   1,016,375
                        ----------  -------------






                                          THREE MONTHS ENDED
                                               MARCH 31,
                                    ------------------------------
                                                   1997      1996
                                    --------------------  --------

Sales and other operating revenues  $            31,627   $35,781
Costs and expenses                               19,360    23,626
                                    --------------------  --------
Operating income                                 12,267    12,155
Other income (expense), net                      (2,421)     (111)
                                    --------------------  --------
Earnings before income taxes                      9,846    12,044
Income tax expense                                1,918       693
                                    --------------------  --------
Net earnings                        $             7,928   $11,351
                                    --------------------  --------



7.          CERTAIN  FACTORS  THAT  COULD  AFFECT  FUTURE  OPERATIONS

Certain statements in this report, including statements of the Company's and management's expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis of Financial Condition and Results of Operations" and these Notes to Condensed Consolidated Financial Statements, are forward-looking statements, as defined in Section 21D of the Securities Exchange Act of 1934, that are dependent on certain events, risks and uncertainties that may be outside the Company's control. These forward-looking statements include statements of management's plans and objectives for the Company's future operations and statements of future economic performance; information regarding drilling schedules, expected or planned production or transportation capacity, the future construction or upgrades of pipelines (including costs), when the Cusiana and Cupiagua fields might become self-financing, future production of the Cusiana and Cupiagua fields, the negotiation of a heads of agreement to a gas-sales contract and a gas-sales contract and commencement of production in Malaysia-Thailand, the Company's capital budget and future capital requirements, the Company's meeting its future capital needs, the amount by which production from the Cusiana and Cupiagua fields may increase or when such increased production may commence, the Company's realization of its deferred tax asset, the level of future expenditures for environmental costs, the outcome of regulatory and litigation matters, and proven oil and gas reserves and discounted future net cash flows therefrom; and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including those described in the context of such forward-looking statements, as well as those presented below.

     CERTAIN  FACTORS  RELATING  TO  THE  OIL  AND  GAS  INDUSTRY

The Company's strategy is to focus its exploration activities on what the Company believes are relatively high-potential prospects. No assurance can be given that these prospects contain significant oil and gas reserves or that the Company will be successful in its exploration activities thereon. The Company follows the full cost method of accounting for exploration and development of oil and gas reserves whereby all acquisition, exploration and development costs are capitalized. Costs related to acquisition, holding and initial exploration of licenses in countries with no proved reserves are initially capitalized, including internal costs directly identified with
acquisition,  exploration  and  development  activities.    The  Company's
exploration licenses are periodically assessed for impairment on a country-by-country basis. If the Company's investment in exploration licenses within a country where no proved reserves are assigned is deemed to be impaired, the licenses are written down to estimated recoverable value. If the Company abandons all exploration efforts in a country where no proved reserves are assigned, all exploration costs associated with the country are expensed. The Company's assessments of whether its investment within a country is impaired and whether exploration activities within a country will be abandoned are made from time to time based on its review and assessment of drilling results, seismic data and other information it deems relevant. Due to the unpredictable nature of exploration drilling activities, the amount and timing of impairment expense are difficult to predict with any certainty. Financial information concerning the Company's assets, including capitalized costs by geographic area, is set forth in note 23 of Notes to Consolidated Financial Statements in Triton's Annual Report on Form 10-K for the year ended December 31, 1996.

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

     COMPETITION

The Company encounters strong competition from other major oil companies (including government-owned companies), independent operators and other companies for favorable oil and gas concessions, licenses, production-sharing contracts and leases, drilling rights and markets. Additionally, the governments of certain countries in which the Company operates may from time to time give preferential treatment to their nationals. The oil and gas industry as a whole also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers.

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

     CERTAIN  FACTORS  RELATING  TO  COLOMBIA

The Company is a participant in significant oil and gas discoveries in the Cusiana and Cupiagua fields, located approximately 160 kilometers (100 miles) northeast of Bogota, Colombia. Development of reserves in the Cusiana and Cupiagua fields are ongoing and will take more than one year to complete and require additional drilling and extensive production facilities, which in turn will require significant additional capital expenditures, the ultimate amount of which cannot be predicted. Pipelines connect the major producing fields in Colombia to export facilities and to refineries. These pipelines are in the process of being upgraded and expanded to accommodate production from the Cusiana and Cupiagua fields.

Guerrilla activity in Colombia from time to time has disrupted the operation of oil and gas projects and increased costs. Although the Colombian government, the Company and its partners have taken steps to improve security and improve relations with the local population, there can be no assurance that attempts to reduce or prevent guerrilla activity will be successful or that such activity will not disrupt operations in the future.

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

     CERTAIN  FACTORS  RELATING  TO  MALAYSIA-THAILAND

The Company is a partner in a significant gas exploration project located in the upper Malay Basin in the Gulf of Thailand approximately 450 kilometers northeast of Kuala Lumpur and 750 kilometers south of Bangkok. The Company is a contractor under a production-sharing contract covering Block A-18 of the Malaysia-Thailand Joint Development Area. Test results to date indicate that significant gas deposits lie across five fields within the block.

Development of gas production is in the early planning stages but is expected to take several years and require the drilling of additional wells and the installation of production facilities, which will require significant additional capital expenditures, the ultimate amount of which cannot be predicted. Pipelines also will be required to be connected between Block A-18 and ultimate markets. The terms on which any gas produced from the Company's contract area in Malaysia-Thailand may be sold may be affected adversely by the present monopoly gas- purchase and transportation conditions in both Thailand and Malaysia, including the Thai national oil company's monopoly in transportation within Thailand and its territorial waters.

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

8.          SUBSEQUENT  EVENTS

On April 10, 1997, the Company issued $400 million aggregate face value of senior indebtedness to refinance through redemption and/or tender offer TEC's 9 3/4% Notes and 1997 Notes, and to repay a portion of indebtedness outstanding under the Company's revolving credit facility. The senior indebtedness, issued on a joint and several basis by Triton and TEC, consisted of $200 million face amount of 8 3/4% Senior Notes due April 15, 2002 (the "Five-Year Notes") at 99.942% of the principal amount (resulting in $199.9 million aggregate net proceeds) and $200 million face amount of 9 1/4% Senior Notes due April 15, 2005 (the "Eight-Year Notes" and, together with the Five-Year Notes, the "Notes") at 100% of the principal amount, for total aggregate net proceeds of $399.9 million before deducting expenses estimated to be approximately $0.3 million.

Interest on the Five-Year Notes and the Eight-Year Notes will accrue at the rate of 8 3/4% per annum and 9 1/4% per annum, respectively, and is payable in cash semi-annually on each April 15 and October 15, commencing October 15, 1997. The Notes are redeemable at any time at the option of the Company in whole or in part. Additionally, the Notes contain certain covenants limiting the incurrence of certain liens, sale/leaseback transactions, and mergers and consolidations.

On May 2, 1997, Triton and TEC completed a tender offer and consent solicitation with respect to TEC's 1997 Notes and 9 3/4% Notes that resulted in the purchase of $202.2 million face value of 1997 Notes and $169.1 million face value of 9 3/4% Notes for total consideration of $376.7 million. As a result, the indentures for the 1997 Notes and 9 3/4% Notes were amended to delete substantially all of the restrictive covenants, including limitations on indebtedness, restricted payments and liens. On May 6, 1997, the Company gave notice of redemption of the remaining $7.8 million face value of 1997 Notes at a price of $982.03 for each $1,000 note outstanding, with a redemption date of June 6, 1997.

The Company's results of operations for the quarter ending June 30, 1997, will include an extraordinary after-tax expense of approximately $14.5 million associated with the extinguishment of the 1997 Notes and 9 3/4% Notes.







          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS




                     LIQUIDITY AND CAPITAL REQUIREMENTS

     Cash, cash equivalents and marketable securities totaled $89.4 million and $14.9 million at March 31, 1997 and December 31, 1996, respectively. Working capital (deficit) was ($14.8 million) at March 31, 1997, an increase of $167.4 million from December 31, 1996. The increase in working capital primarily resulted from the classification of the Company's Senior Subordinated Discount Notes due November 1, 1997 (the "1997 Notes") as long-term debt following a refinancing of such debt with senior indebtedness in April 1997. At March 31, 1997 and December 31, 1996, current liabilities included deferred income totaling $35.3 million and $28.5 million, respectively, related to a forward oil sale consummated in May 1995.

     The Company's capital expenditures and other capital investments were $46.6 million for the three months ended March 31, 1997, primarily for exploration and development of the Cusiana and Cupiagua fields (the "Fields") in Colombia and Block A-18 in the Malaysia-Thailand Joint Development Area in the Gulf of Thailand. The capital spending program for the three months ended March 31, 1997, was funded with cash flow from operations and borrowings under the Company's revolving credit facility.

     On April 10, 1997, the Company issued $400 million aggregate face value of senior indebtedness to refinance through redemption and/or tender offer Triton Energy Corporation's ("TEC's") 1997 Notes and the 9 3/4% Senior Subordinated Discount Notes due December 15, 2000 ("9 3/4% Notes"), and to repay a portion of indebtedness outstanding under the Company's revolving credit facility. The senior indebtedness, issued on a joint and several basis by Triton Energy Limited ("Triton") and TEC, consisted of $200 million face amount of 8 3/4% Senior Notes due April 15, 2002 at 99.942% of the principal amount (resulting in $199.9 million aggregate net proceeds) and $200 million face amount of 9 1/4% Senior Notes due April 15, 2005 at 100% of the principal amount for total aggregate net proceeds of $399.9 million before deducting
expenses  estimated  to  be    approximately  $0.3  million.

     On May 2, 1997, Triton and TEC completed a tender offer and consent solicitation with respect to TEC's 1997 Notes and 9 3/4% Notes that resulted in the purchase of $202.2 million face value of 1997 Notes and $169.1 million face value of 9 3/4% Notes for total consideration of $376.7 million. On May 6, 1997, the Company gave notice of redemption of the remaining $7.8 million face value of 1997 Notes at a price of $982.03 for each $1,000 note outstanding, with a redemption date of June 6, 1997.

     Development of the Cusiana and Cupiagua fields, including drilling and construction of additional production facilities, will require further capital outlays. Further exploration and development activities on Block A-18, as well as exploratory drilling in other countries, also will require substantial capital outlays. The Company's capital budget for the year ending December 31, 1997, is approximately $310 million, excluding capitalized interest, of which approximately $150 million relates to the Fields and capital contributions to Oleoducto Central S.A. ("OCENSA"), $95 million relates to Block A-18, and $65 million relates to the Company's exploration and drilling program in other parts of the world. The Company assisted OCENSA in raising one tranche of debt totaling $65 million in 1996 and may assist OCENSA in raising up to $25 million of additional debt in 1997. Capital requirements for exploration and development relating to Block A-18 are expected to increase significantly into 1998. In addition, because development of Block A-18 will not commence until the heads of agreement for a definitive gas-sales contract is signed, a portion of the capital expenditures relating to Block A-18 budgeted for 1997 will not be spent until 1998.

     The Company expects to meet capital needs in the future with a combination of some or all of the following: the Company's revolving credit facility, cash flow from its Colombian operations (including additional proceeds from the 1995 forward oil sale), cash and marketable securities, asset sales, and the issuance of debt and equity securities. As of March 31, 1997, the revolving credit facility permitted the Company to incur total indebtedness of up to approximately $640 million. Availability under the credit facility may be more in the future under certain circumstances.


                           RESULTS OF OPERATIONS

     Sales  volumes  and  average  prices  realized  were  as  follows:



                                              THREE MONTHS ENDED
                                                    MARCH 31,
                                          ---------------------------
                                                         1997    1996
                                          -------------------  ------
Sales volumes
Oil (MBbls), excluding forward oil sale                 1,413   1,541
Gas (MMcf)                                                 77     527
Forward oil sale (1)  (MBbls delivered)                   175     175
Weighted average price realized:
Oil (per Bbl)                             $             21.19  $18.03
Gas (per Mcf)                             $              1.36  $ 1.25


(1) Commencing April 1, 1997, an additional 195,711 barrels of oil per month will be delivered under the forward oil sale.

                      THREE MONTHS ENDED MARCH 31, 1997,
               COMPARED WITH THREE MONTHS ENDED MARCH 31, 1996

Sales  and  other  operating  revenues

     Revenue  in  Colombia  increased  $4.2  million in 1997, primarily due to
higher  oil  prices    ($5.1  million).    Revenue  from  reimbursement  of
pre-commerciality costs for the Cusiana and Cupiagua fields was lower in 1997 by $1 million. Oil and gas sales from properties sold during 1996 aggregated
$2  million  in  1996.

     Based on the operator's current projections, the Company expects gross production capacity from the Fields to reach 320,000 barrels per day during summer 1997 and at least 500,000 barrels per day by the end of 1997. In April 1997, the Company's delivery requirement under the forward oil sale increased from 58,425 barrels per month to 254,136 barrels per month, which will have an adverse effect on the Company's earnings and cash flows on a per barrel basis.
 The Company expects that the adverse effect on the Company's results of operations and cash flows will be mitigated by increased production from the Fields. There can be no assurance, however, as to the timing of any such increase in production or that any such increase would occur in the same accounting period as the increase in the Company's forward oil sale delivery requirement.

     Other operating revenues in 1996 included a gain of $4.1 million resulting from the sale of the Company's royalty interests in U.S. properties for $23.8 million based on an effective date of January 1, 1996.

Costs  and  Expenses

     Operating expenses increased $1.7 million in 1997, and depreciation, depletion and amortization increased $1 million. The Company's operating costs per equivalent barrel were $7.14 and $5.55 in 1997 and 1996, respectively. Operating expenses in Colombia increased by $2.8 million, primarily due to an increase in pipeline tariffs of $1.9 million and an increase in production taxes of $.5 million. Operating expenses attributable to properties sold during 1996 were $1.1 million in 1996. Depreciation, depletion and amortization in Colombia increased by $1.2 million.

     The Company expects that aggregate pipeline tariff costs from OCENSA will increase further during 1997. When the pipeline expansion project is completed and shipments through the pipeline upgrade commence, and each year thereafter, OCENSA will assess to the Cusiana and Cupiagua fields shippers (the "Initial Shippers") a tariff estimated to recoup the total capital cost of the project over a period of 15 years, its operating expenses, which include all Colombian taxes, interest expense, and the dividend to be paid by OCENSA to its shareholders. Any shippers of crude oil who are not Initial Shippers ("Third Party Shippers") will be assessed a tariff on a per barrel basis and OCENSA will use revenues from such tariffs to reduce the Initial Shippers' tariff. The Company cannot predict with any certainty the impact of the increased tariff on a per barrel basis due to the uncertainty as to the volumes of any Third Party Shippers' production to be transported by OCENSA and when the increases in production from the Cusiana and Cupiagua fields may occur.

     General and administrative expenses decreased $2 million in 1997 primarily due to increased billings to partners and higher capitalization as a result of increased exploration. Capitalized general and administrative costs were $7.2 million and $5.6 million in 1997 and 1996, respectively.

Other  Income  and  Expenses

     Other income in 1997 and 1996 included an unrealized gain (loss) of ($3.3 million) and $2.1 million, respectively, representing the change in fair market value of call options purchased in anticipation of a forward oil sale in May 1995, and foreign exchange gains of $2.2 million and $1 million in 1997 and 1996, respectively, primarily on deferred tax liabilities in Colombia.

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

     The income tax provision for 1997 includes a deferred tax benefit in the United States totaling $3.6 million, compared with a benefit of $5 million in 1996. Additionally, the income tax provision includes foreign deferred taxes totaling $3.3 million in 1997, primarily related to the Company's Colombian operations, compared with foreign deferred taxes of $4.5 million in 1996. Current taxes related to the Company's Colombian operations were $1.3 million and $.9 million in 1997 and 1996, respectively.

Subsequent  Event

         The Company's results of operations for the quarter ending June 30, 1997, will include an extraordinary after-tax expense of approximately $14.5 million associated with extinguishment of the 1997 Notes and 9 3/4% Notes.

Petroleum  Price  Risk  Management

      Oil sold by the Company is normally priced with reference to a defined benchmark, such as light sweet crude oil traded on the New York Mercantile Exchange. Actual prices received vary from the benchmark depending on quality and location differentials. It is the Company's policy to use financial market transactions with creditworthy counterparties from time to time, primarily to reduce risk associated with the pricing of a portion of the oil and natural gas that it sells. The policy is structured to underpin the Company's planned revenues and results of operations. The Company may also enter into financial market transactions to benefit from its assessment of the future prices of its production relative to other benchmark prices. There can be no assurance that the use of financial market transactions will not result in losses.

     With respect to the sale of oil to be produced by the Company, the Company has used a combination of swaps, options and collars to establish a minimum weighted average West Texas Intermediate ("WTI") benchmark price of $19 per barrel for an aggregate of 750,000 barrels of production during the period from April through December 1997. As a result, to the extent WTI prices exceed the minimum WTI benchmark price during each month within the period, the Company will be able to sell its production at the higher market price, and to the extent that WTI prices are below the minimum WTI benchmark price, the Company will be able to realize prices related to the minimum WTI benchmark price on its hedged production.

     In anticipation of entering into a forward oil sale, the Company purchased WTI benchmark call options to retain the ability to benefit from future WTI price increases above a weighted average price of $20.42 per barrel. The volumes and expiration dates on the call options coincide with the volumes and delivery dates of the forward oil sale, which has delivery terms of 58,425 barrels per month through March 1997 and 254,136 barrels per month from April 1997 through March 2000. During the three months ended March 31, 1997 and 1996, the Company recorded an unrealized loss of $3.3 million and an unrealized gain of $2.1 million, respectively, in other income, net related to the change in the fair market value of the call options. Future fluctuations in the fair market value of the call options will continue to affect other income as noncash adjustments.

     During the three months ended March 31, 1997, markets provided the Company the opportunity to realize WTI benchmark oil prices on average $3.99 per barrel above the WTI benchmark oil price the Company set as part of its 1997 annual plan. As a result of financial and commodity market transactions settled during the three months ended March 31, 1997, the Company's risk management program resulted in an average net realization of approximately $.32 per barrel lower than if the Company had not entered into such transactions.

Recent  Accounting  Pronouncements

          In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings Per Share." This Statement is
effective for financial statements issued for periods ending after December 15, 1997. Earlier adoption is not permitted. SFAS 128 requires dual presentation of basic and diluted EPS for entities with complex capital structures. The impact of adopting this statement would not have a material effect on the Company's earnings per share calculation based on its current capital structure.

Certain Factors That Could Affect Future Operations

     Certain statements in this report, including statements of the Company's and management's expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis of Financial Condition and Results of Operations" and these Notes to Condensed Consolidated Financial Statements, are forward-looking statements, as defined in Section 21D of the Securities Exchange Act of 1934, that are dependent on certain events, risks and uncertainties that may be outside the Company's control. These forward-looking statements include statements of management's plans and objectives for the Company's future operations and statements of future economic performance; information regarding drilling schedules, expected or planned production or transportation capacity, the future construction or upgrades of pipelines (including costs), when the Cusiana and Cupiagua fields might become self-financing, future production of the Cusiana and Cupiagua fields, the negotiation of a heads of agreement to a gas-sales contract and a gas-sales contract and commencement of production in Malaysia-Thailand, the Company's capital budget and future capital requirements, the Company's meeting its future capital needs, the amount by which production from the Cusiana and Cupiagua fields may increase or when such increased production may commence, the Company's realization of its deferred tax asset, the level of future expenditures for environmental costs, the outcome of regulatory and litigation matters, and proven oil and gas reserves and discounted future net cash flows therefrom; and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including those described in the context of such forward-looking statements and in the notes to Notes to Condensed Consolidated Financial Statements.






                          PART II. OTHER INFORMATION




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



  3.1  Memorandum of Association.(1)
  3.2  Articles of Association.(1)
  4.1  Specimen Share Certificate of Ordinary Shares, $.01 par value, of the Company.(2)
  4.2  Rights Agreement dated as of March 25, 1996, between Triton and Chemical Bank, as
       Rights Agent, including, as Exhibit A thereto, Resolutions establishing the Junior
       Preference Shares.(1)
  4.3  Resolutions Authorizing the Company's 5% Convertible Preference Shares.(3)
  4.4  Amendment No. 1 to Rights Agreement dated as of August 2, 1996, between Triton and
       Chemical Bank, as Rights Agent.(4)
 10.1  Amended and Restated  Retirement Income Plan.(5)
 10.2  Amended and Restated Supplemental Executive Retirement Income Plan.(6)
 10.3  1981 Employee Non-Qualified Stock Option Plan.(7)
 10.4  Amendment No. 1 to the 1981 Employee Non-Qualified Stock Option Plan.(8)
 10.5  Amendment No. 2 to the 1981 Employee Non-Qualified Stock Option Plan.(7)
 10.6  Amendment No. 3 to the 1981 Employee Non-Qualified Stock Option Plan.(5)
 10.7  1985 Stock Option Plan.(9)
 10.8  Amendment No. 1 to the 1985 Stock Option Plan.(7)
 10.9  Amendment No. 2 to the 1985 Stock Option Plan.(5)
10.10  Amended and Restated 1986 Convertible Debenture Plan.(5)
10.11  1988 Stock Appreciation Rights Plan.(10)
10.12  1989 Stock Option Plan.(11)
10.13  Amendment No. 1 to 1989 Stock Option Plan.(7)
10.14  Amendment No. 2 to 1989 Stock Option Plan.(5)
10.15  Second Amended and Restated 1992 Stock Option Plan.(13)
10.16  Form of Amended and Restated Employment Agreement with Triton Energy Limited and its executive officers.(21)
10.17  Form of Amended and Restated Employment Agreement with Triton Energy Limited and certain officers.(21)
10.18  Amended and Restated 1985 Restricted Stock Plan.(5)
10.19  First Amendment to Amended and Restated 1985 Restricted Stock Plan.(12)
10.20  Second Amendment to Amended and Restated 1985 Restricted Stock Plan.(13)
10.21  Executive Life Insurance Plan.(14)
10.22  Long Term Disability Income Plan.(14)
10.23  Amended and Restated Retirement Plan for Directors.(9)
10.24  Amended and Restated Indenture dated as of March 25, 1996 between Triton and
       Chemical Bank, with respect to the issuance of Senior Subordinated Discount Notes due 1997.(13)
10.25  Amended and Restated Senior Subordinated Indenture by and between the Company and
       United States Trust Company of New York, dated as of March 25, 1996.(13)
10.26  Contract for Exploration and Exploitation for Santiago de Atalayas I with an effective date of July 1, 1982, between Triton Colombia, Inc., and Empresa Colombiana
       De Petroleos.(9)
10.27  Contract for Exploration and Exploitation for Tauramena with an effective date of July
       4, 1988, between Triton Colombia, Inc., and Empresa Colombiana De Petroleos.(10)
10.28  Summary of Assignment legalized by Public Instrument No. 1255 dated September 15,
       1987 (Assignment is in Spanish language).(10)
10.29  Summary of Assignment legalized by Public Instrument No. 1602 dated June 11, 1990
       (Assignment is in Spanish language).(10)
10.30  Summary of Assignment legalized by Public Instrument No. 2586 dated September 9,
       1992 (Assignment is in Spanish language).(10)
10.31  401(K) Savings Plan.(5)
10.32  Contract between Malaysia-Thailand and Joint Authority and Petronas Carigali
       SDN.BHD.and Triton Oil Company of Thailand relating to Exploration and Production of  Petroleum for Malaysia-Thailand Joint Development Area Block A-18.(15)
10.33  Triton Crude Purchase Agreement between Triton Colombia, Inc. and Oil Co., LTD.
       dated May 25, 1995.(16)
10.34  Credit Agreement among Triton Colombia, Inc., Triton Energy Corporation,
       NationsBank, N.A. (Carolinas) and Export-Import Bank of the United States.(12)
10.35  Amendment No. 1 to Credit Agreement among Triton Colombia, Inc., Triton Energy
       Corporation, NationsBank, N.A. (Carolinas) and Export-Import Bank of the United
       States.(12)
10.36  Amendment No. 2 to Credit Agreement among Triton Colombia, Inc., Triton Energy
       Corporation, NationsBank, N.A. (Carolinas) and Export-Import Bank of the United
       States.(13)
10.37  Agreement and Plan of Merger among Triton Energy Corporation, Triton Energy
       Limited and TEL Merger Corp.(12)
10.38  Credit Agreement among Triton Energy Limited and Triton Energy Corporation, as
       Borrowers, and NationsBank of Texas, N.A., Barclays Bank PLC, Meespierson N.V.,
       The Chase Manhattan Bank and Societe Generale, Southwest Agency dated
       August 30, 1996.(17)
10.39  Credit Agreement between Triton Energy Corporation and Banque Paribas Houston
       Agency dated as of May 28, 1995, together with related form of revolving credit note.(18)
10.40  First Amendment to Credit Agreement between Triton Energy Corporation and Banque
       Paribas Houston Agency dated May 16, 1995.(19)
10.41  Security Agreement between Triton Energy Corporation and Banque Paribas Houston
       Agency.(18)
10.42  Second Amendment to Credit Agreement and First Amendment to Security Agreement
       between Triton Energy Corporation and Banque Paribas Houston Agency dated August
       11, 1995.(6)
10.43  Third Amendment to Credit Agreement between Triton Energy Corporation and Banque
       Paribas Houston Agency dated September 29, 1995.(6)
10.44  Consent, Waiver and Guaranty among Triton Energy Limited, Triton Energy
       Corporation and Paribas Houston Agency dated as of March 25, 1996. (13)
10.45  Form of Indemnity Agreement entered into with each director and officer of the
       Company.(17)
10.46  Restated Employment Agreement between John Tatum and the Company. (21)
10.47  Description of Performance Goals for Executive Bonus Compensation. (21)
10.48  Demand Promissory Note - Grid executed by Triton Energy Limited and Triton Energy
       Corporation in favor of Banque Paribas dated as of February 6, 1997.(21)
10.49  Supplemental Indenture dated April 17, 1997 among Triton Energy Corporation, Triton
       Energy Limited and The Chase Manhattan Bank (formerly known as Chemical Bank)
       amending Amended and Restated Indenture dated as of March 25, 1996 relating to the Senior Subordinated Discount Notes due 1997. (22)
10.50  Supplemental Indenture dated April 17, 1997 among Triton Energy Corporation, Triton
       Energy Limited and United States Trust Company of New York amending Amended and Restated Senior Subordinated Indenture dated as of March 25, 1996 relating to the
       9 3/4% Senior Subordinated Discount Notes due 2000. (22)
10.51  Senior Indenture dated April 10, 1997 among Triton Energy Corporation, Triton
       Energy Limited and The Chase Manhattan Bank. (22)
10.52  First Supplemental Indenture dated April 10, 1997 among Triton Energy Corporation,
       Triton Energy Limited and The Chase Manhattan Bank amending Senior Indenture dated as of April 10, 1997 relating to the 8 3/4% Senior Notes due 2002. (22)
10.53  Second Supplemental Indenture dated April 10, 1997 among Triton Energy Corporation,
       Triton Energy Limited and The Chase Manhattan Bank amending Senior Indenture dated as of April 10, 1997 relating to the 9 1/4% Senior Notes due 2005. (22)
10.54  First Amendment to Credit Agreement dated as of April 4, 1997 among Triton Energy
       Limited and Triton Energy Corporation, as Borrowers, and NationsBank of Texas, N.A.,
       Barclays Bank PLC, Meespierson N.V., The Chase Manhattan Bank and Societe
       Generale, Southwest Agency. (22)
10.55  1997 Share Compensation Plan. (22)
10.56  First Amendment to Second Amended and Restated 1992 Stock Option Plan. (22)
 11.1  Computation of Earnings per Share. (22)
 12.1  Computation of Ratio of Earnings to Fixed Charges. (22)
 12.2  Computation of Ratio of Earnings to Combined Fixed Charges and Preference
       Dividends. (22)
 27.1  Financial Data Schedule.(22)
 99.1  Rio Chitamena Association Contract.(20)
 99.2  Rio Chitamena Purchase and Sale Agreement.(20)
 99.3  Integral Plan - Cusiana Oil Structure.(20)
 99.4  Letter Agreements with co-investor in Colombia.(20)
 99.5  Colombia Pipeline Memorandum of Understanding.(20)
 99.6  Amended and Restated Oleoducto Central S.A. Agreement dated as of March 31,
       1995.(19)



___________________



 (1)  Previously filed as an exhibit to the Company's Registration Statement on Form S-3
      (No 333-08005) and incorporated herein by reference.
 (2)  Previously filed as an exhibit to the Company's Registration Statement on Form 8-A dated March 25, 1996 and incorporated herein by reference.
 (3)  Previously filed as an exhibit to the Company's and Triton Energy Corporation's
      Registration Statement on Form S-4 (No. 333-923) and incorporated herein by reference.
 (4)  Previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A
      (Amendment No. 1) dated August 14, 1996 and incorporated herein by reference.
 (5)  Previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form
      10-Q for the quarter ended November 30, 1993 and incorporated by reference herein.
 (6)  Previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form
      10-Q  for the quarter ended September 30, 1995 and incorporated herein by reference.
 (7)  Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
      10-K for the fiscal year ended May 31, 1992 and incorporated herein by reference.
 (8)  Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
      10-K for the fiscal year ended May 31, 1989 and incorporated by reference herein.
 (9)  Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
      10-K for the fiscal year ended May 31, 1990 and incorporated herein by reference.
(10)  Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
      10-K for the fiscal year ended May 31, 1993 and incorporated by reference herein.
(11)  Previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form
      10-Q for the quarter ended November 30, 1988 and incorporated herein by reference.
(12)  Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
      10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.
(13)  Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
      quarter ended March 31, 1996 and incorporated herein by reference.
(14)  Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
      10-K for the fiscal year ended May 31, 1991 and incorporated herein by reference.
(15)  Previously filed as an exhibit to Triton Energy Corporation's current report on Form
      8-K dated April 21, 1994 and incorporated by reference herein.
(16)  Previously filed as an exhibit to Triton Energy Corporation's Current Report on Form
      8-K dated May 26, 1995 and incorporated herein by reference.
(17)  Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
      quarter ended September 30, 1996 and incorporated herein by reference.
(18)  Previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form
      10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.
(19)  Previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form
      10-Q for the quarter ended June 30, 1995 and incorporated herein by reference.
(20)  Previously filed as an exhibit to Triton Energy Corporation's current report on Form
      8-K/A dated July 15, 1994 and incorporated by reference herein.
(21)  Previously filed as an exhibit to Triton Energy Limited's Annual Report on Form 10-K for
      the fiscal year ended December 31, 1996 and incorporated herein by reference.
(22)  Filed herewith.


(b)            Reports  on  Form  8-K

On April 9, 1997, the Company filed a Current Report on Form 8-K containing a computation of pro forma ratio of earnings to fixed charges for the year ended December 31, 1996.





                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        TRITON  ENERGY  LIMITED


                     By:   /s/ Peter Rugg
                            Peter  Rugg
                            Senior  Vice President and Chief Financial Officer




Date:    May  13,  1997