Form 10-Q
period 1997-06-30
TRITON ENERGY LTD
filed 1997-08-14
CIK 1009404

SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C. 20549
                            -----------------------

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                                   YES    X                          NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                            Number of Shares
 Title of Each Class                        Outstanding at  August 1, 1997
------------------------------------------  ------------------------------
Ordinary Shares, par value $0.01 per share                      36,533,637
------------------------------------------  ------------------------------


                    TRITON ENERGY LIMITED AND SUBSIDIARIES
                                     INDEX









PART I.   FINANCIAL INFORMATION                                            PAGE NO.
                                                                           --------
Item 1.   Financial Statements
          Condensed Consolidated Statements of Operations -
          Three and six months ended June 30, 1997 and 1996                       2
          Condensed Consolidated Balance Sheets -
          June 30, 1997 and December 31, 1996                                     3
          Condensed Consolidated Statements of Cash Flows -
          Six months ended June 30, 1997 and 1996                                 4
          Condensed Consolidated Statement of Shareholders' Equity -
          Six months ended June 30, 1997                                          5
          Notes to Condensed Consolidated Financial Statements                    6
Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                  16
PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings                                                      23
Item 4.   Submission of Matters to a  Vote of Security Holders                   24
Item 6.   Exhibits and Reports on Form 8-K                                       25


                         PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                    TRITON ENERGY LIMITED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)






                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                      JUNE 30,                    JUNE 30,
                                                   ------------------   ----------------------------
                                                      1997      1996          1997             1996
                                                  ---------  --------        ---------      --------
SALES AND OTHER OPERATING REVENUES:
Oil and gas sales                                 $ 28,492   $31,170       $ 62,251         $62,769
Other operating revenues                             4,077       ---          4,077           4,182
                                                  ---------  --------      ---------        --------

                                                    32,569    31,170         66,328          66,951
                                                  ---------  --------      ---------        --------
COSTS AND EXPENSES:
Operating                                           10,912     9,622         22,133          19,163
General and administrative                           7,788     6,777         13,492          14,461
Depreciation, depletion and amortization             8,012     5,663         15,455          12,064
                                                  ---------  --------      ---------        --------
                                                    26,712    22,062         51,080          45,688
                                                  ---------  --------      ---------        --------

OPERATING INCOME                                     5,857     9,108         15,248          21,263

Interest income                                      2,411     1,877          3,316           3,711
Interest expense                                    (7,223)   (4,294)       (12,249)         (9,992)
Other income, net                                    1,163     8,003            306          11,756
                                                  ---------  --------      ---------        --------
                                                    (3,649)    5,586         (8,627)          5,475
                                                  ---------  --------      ---------        --------

EARNINGS BEFORE INCOME TAXES AND
    EXTRAORDINARY ITEM                               2,208    14,694          6,621          26,738
Income tax expense                                   2,516     1,998          3,443           2,691
                                                  ---------  --------      ---------        --------
EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM             (308)   12,696          3,178          24,047
Extraordinary item - extinguishment of debt        (14,491)     (434)       (14,491)           (434)
                                                  ---------  --------      ---------        --------
NET EARNINGS (LOSS)                                (14,799)   12,262        (11,313)         23,613
Dividends on preference shares                         ---       ---            213             772
                                                  ---------  --------      ---------        --------
EARNINGS (LOSS) APPLICABLE TO ORDINARY SHARES     $(14,799)  $12,262       $(11,526)        $22,841
                                                  ---------  --------      ---------        --------

Average ordinary and equivalent shares outstanding  36,910    36,733         36,981          36,669
                                                  ---------  --------      ---------        --------

EARNINGS (LOSS) PER ORDINARY SHARE:
Earnings (loss) before extraordinary item         $  (0.01)  $  0.34       $   0.08         $  0.63
Extraordinary item - extinguishment of debt          (0.39)    (0.01)         (0.39)          (0.01)
                                                  ---------  --------      ---------        --------
NET EARNINGS (LOSS)                               $  (0.40)  $  0.33       $  (0.31)        $  0.62
                                                  ---------  --------      ---------        --------

   .


    See accompanying Notes to Condensed Consolidated Financial Statements.




                   TRITON  ENERGY  LIMITED  AND  SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)








ASSETS                                                                JUNE 30,      DECEMBER 31,
                                                                       1997           1996
                                                                    -----------   --------------
                                                                    (Unaudited)
Current assets:
Cash and equivalents                                                $   24,079   $      11,048
Short-term marketable securities                                           653           3,866
Trade receivables, net                                                   8,583          11,526
Other receivables                                                       42,911          49,000
Inventories, prepaid expenses and other                                  6,585           8,920
                                                                    -----------  --------------
Total current assets                                                    82,811          84,360
Property and equipment at cost, less accumulated depreciation and
     depletion of $68,995 and $96,421, respectively                    761,504         676,833
Investments and other assets                                           166,624         153,331
                                                                    -----------  --------------
                                                                    $1,010,939   $     914,524
                                                                    -----------  --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt      $   60,637   $     199,552
Accounts payable and accrued liabilities                                45,372          38,545
Deferred income                                                         35,254          28,466
                                                                    -----------  --------------
Total current liabilities                                              141,263         266,563

Long-term debt, excluding current maturities                           461,113         217,078
Deferred income taxes                                                   47,717          45,431
Deferred income and other                                               67,378          84,808
Convertible debentures due to employees                                    ---             ---

Shareholders' equity:
Preference shares                                                        7,511           8,515
Ordinary shares, par value $0.01                                           365             363
Additional paid-in capital                                             587,934         582,581
Accumulated deficit                                                   (299,998)       (288,685)
Other                                                                   (2,342)         (2,128)
                                                                    -----------  --------------
                                                                       293,470         300,646
Less cost of ordinary shares in treasury                                     2               2
                                                                    -----------  --------------
Total shareholders' equity                                             293,468         300,644
Commitments and contingencies (note 6)                                     ---             ---
                                                                    -----------  --------------
                                                                    $1,010,939   $     914,524
                                                                    -----------  --------------







The Company uses the full cost method to account for its oil and gas producing activities.
    See accompanying Notes to Condensed Consolidated Financial Statements.

                    TRITON ENERGY LIMITED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                 (IN THOUSANDS)
                                  (UNAUDITED)






                                                                   1997        1996
                                                                ----------  ----------
Cash flows from operating activities:
Net earnings (loss)                                             $ (11,313)  $  23,613
Adjustments to reconcile net earnings  to net cash provided
    by operating activities:
Depreciation, depletion and amortization                           15,455      12,064
Amortization of debt discount                                       7,937       9,992
Amortization of unearned revenue                                  (10,839)     (4,053)
Gain on sale of assets                                             (4,077)     (4,172)
Payment of accreted interest on extinguishment of debt           (124,794)        ---
Extraordinary loss on extinguishment of debt, net of tax           14,491         434
Deferred income taxes and other                                     5,697        (718)
Changes in working capital pertaining to operating activities      17,627      14,073
                                                                ----------  ----------

Net cash provided (used) by operating activities                  (89,816)     51,233
                                                                ----------  ----------

Cash flows from investing activities:
Capital expenditures and investments                             (107,526)   (121,214)
Proceeds from sales of marketable securities                        2,000      30,007
Proceeds from sales of assets                                       4,077      25,409
Other                                                              (2,027)     (1,321)
                                                                ----------  ----------

Net cash used by investing activities                            (103,476)    (67,119)
                                                                ----------  ----------

Cash flows from financing activities:
Short-term borrowings, net                                         10,000         ---
Proceeds from long-term debt                                      508,880      43,601
Payments on long-term debt                                       (316,140)    (49,295)
Issuance of ordinary shares                                         4,336       3,111
Other                                                                (201)       (781)
                                                                ----------  ----------

Net cash provided (used) by financing activities                  206,875      (3,364)
                                                                ----------  ----------


Effect of exchange rate changes on cash and equivalents              (552)       (515)
                                                                ----------  ----------

Net increase (decrease) in cash and equivalents                    13,031     (19,765)
Cash and equivalents at beginning of period                        11,048      49,050
                                                                ----------  ----------

Cash and equivalents at end of period                           $  24,079   $  29,285
                                                                ----------  ----------












  See accompanying Notes to Condensed Consolidated Financial Statements.

                    TRITON ENERGY LIMITED AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        SIX MONTHS ENDED JUNE 30, 1997
                                (IN THOUSANDS)
                                  (UNAUDITED)







                                                                                 ADDITIONAL
                                          PREFERENCE            ORDINARY         PAID-IN                 ACCUMULATED
                                          SHARES                SHARES           CAPITAL                 DEFICIT
                                          ----------            ---------        -----------             -----------
Balance at
    December 31, 1996                     $ 8,515              $363               $582,581                $(288,685)
Net loss                                      ---               ---                    ---                  (11,313)
Dividends on preference shares                ---               ---                   (213)                     ---
Conversion of preference shares            (1,004)              ---                  1,004                      ---
Exercise of employee stock
    options and debentures                    ---                 2                  3,599                      ---
Other                                         ---               ---                    963                      ---
                                          --------             ----              ---------               ----------
Balance at June 30, 1997                  $ 7,511              $365              $ 587,934                $(299,998)
                                          --------             ----              ---------               ----------


                                                                            TOTAL
                                                           TREASURY         SHAREHOLDERS'
                                          OTHER            SHARES           EQUITY
                                          -----            --------         -------------
Balance at
    December 31, 1996                    $(2,128)            $ (2)          $300,644
Net loss                                     ---              ---            (11,313)
Dividends on preference shares               ---              ---               (213)
Conversion of preference shares              ---              ---                ---
Exercise of employee stock
    options and debentures                   ---              ---              3,601
Other                                       (214)             ---                749
                                         --------           -----          ---------
Balance at June 30, 1997                 $(2,342)           $  (2)          $293,468
                                         --------           -----          ---------









   See accompanying Notes to Condensed Consolidated Financial Statements.

                             TRITON ENERGY LIMITED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)




1.     GENERAL

Triton Energy Limited ("Triton") is an international oil and gas exploration and production company. The term "Company" when used herein means Triton and its subsidiaries and other affiliates through which the Company conducts its business. The Company's principal properties, operations and oil and gas reserves are located in Colombia and Malaysia-Thailand. All sales are currently derived from oil and gas production in Colombia. The Company also has oil and gas interests in other Latin American, African, Asian and European countries.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments of a normal recurring nature necessary to present fairly the Company's financial position as of June 30, 1997, and the results of its operations for the three and six months ended June 30, 1997 and 1996, its cash flows for the six months ended June 30, 1997 and 1996, and shareholders' equity for the six months ended June 30, 1997. The results of operations for the three and six months ended June 30, 1997, is not necessarily indicative of the final results to be expected for the full year.

The condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements, which are included as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Certain other previously reported financial information has been reclassified to conform to the current period's presentation.

2.     ASSET  DISPOSITIONS

In June 1997, the Company sold its Argentine subsidiary for cash proceeds of $4.1 million and recognized a gain of $4.1 million in other operating revenues.

In March 1996, the Company sold its royalty interests in U.S. properties for $23.8 million based on an effective date of January 1, 1996. The Company recorded the resulting gain of $4.1 million in other operating revenues.

3.     CASH  RECEIPT  FROM  SETTLEMENT  OF  LITIGATION

In the six months ended June 30, 1996, the Company received cash of $7.6 million for settlement of litigation in which the Company was plaintiff. The settlement was recorded in other income.

4.     DEBT

In April 1997, the Company issued $400 million aggregate face value of senior indebtedness to refinance other indebtedness. The senior indebtedness consisted of $200 million face amount of 8 3/4% Senior Notes due April 15, 2002, (the "2002 Notes") at 99.942% of the principal amount (resulting in $199.9 million aggregate net proceeds) and $200 million face amount of 9 1/4% Senior Notes due April 15, 2005, (the "2005 Notes" and, together with the 2002 Notes, the "Senior Notes") at 100% of the principal amount, for total aggregate net proceeds of $399.9 before deducting transaction costs of approximately $1 million.

Interest on the Senior Notes is payable semi-annually on each April 15 and October 15, commencing October 15, 1997. The Senior Notes are redeemable at any time at the option of the Company in whole or in part and contain certain covenants limiting the incurrence of certain liens, sale/leaseback transactions, and mergers and consolidations.

In May and June 1997, the Company completed a tender offer and consent solicitation with respect to its Senior Subordinated Discount Notes due November 1, 1997 ("1997 Notes") and 9 3/4% Senior Subordinated Discount Notes due December 15, 2000 ("9 3/4% Notes") that resulted in the retirement of the 1997 Notes and substantially all of the 9 3/4% Notes.

The Company's results of operations for the three months ended June 30, 1997, included an extraordinary expense of $14.5 million, net of a $7.8 million tax benefit, associated with the extinguishment of the 1997 Notes and 9 3/4% Notes.

5.     PETROLEUM  PRICE  RISK  MANAGEMENT

Oil sold by the Company is normally priced with reference to a defined benchmark, such as light sweet crude oil traded on the New York Mercantile Exchange. Actual prices received vary from the benchmark depending on quality and location differentials. It is the Company's policy to use financial market transactions with creditworthy counterparties from time to time, primarily to reduce risk associated with the pricing of a portion of the oil that it sells. The policy is structured to underpin the Company's planned revenues and results of operations. The Company also may enter into financial market transactions to benefit from its assessment of the future prices of its production relative to other benchmark prices. There can be no assurance that the use of financial market transactions will not result in losses.

With respect to the sale of oil to be produced by the Company, the Company has used a combination of swaps, options and collars to establish a minimum weighted average West Texas Intermediate ("WTI") benchmark price of $19 per barrel for an aggregate of 300,000 barrels of production during the period from July through December 1997. As a result, to the extent WTI prices exceed the minimum WTI benchmark price during each month within the period, the Company will be able to sell its production at the higher market price and, to the extent that WTI prices are below the minimum WTI benchmark price, the Company will be able to realize prices related to the minimum WTI benchmark price on its hedged production.

In anticipation of entering into a forward oil sale, the Company purchased WTI benchmark call options to retain the ability to benefit from future WTI price increases above a weighted average price of $20.42 per barrel. The volumes and expiration dates on the call options coincide with the volumes and delivery dates of the forward oil sale. During the three and six months ended June 30, 1997, the Company recorded an unrealized loss of $.7 million and $4 million, respectively, in other income, net related to the change in the fair market value of the call options. Future fluctuations in the fair market value of the call options will continue to affect other income as noncash adjustments.

During the six months ended June 30, 1997, markets provided the Company the opportunity to realize WTI benchmark oil prices on average $3.34 per barrel (excluding forward oil sale barrels) above the WTI benchmark oil price the Company set as part of its 1997 annual plan. As a result of financial and commodity market transactions settled during the six months ended June 30, 1997, the Company's risk management program resulted in an average net realization of approximately $.23 per barrel lower than if the Company had not entered into such transactions.

6.     COMMITMENTS  AND  CONTINGENCIES

Development of the Cusiana and Cupiagua fields ("the Fields") in Colombia, including drilling and construction of additional production facilities, will
require  further  capital  outlays.    Further  exploration  and  development
activities on Block A-18 in the Malaysia-Thailand Joint Development Area, as well as exploratory drilling in other countries, also will require substantial capital outlays. The Company's capital budget for the year ending December 31, 1997, is approximately $310 million, excluding capitalized interest, of which approximately $150 million relates to the Fields and capital contributions to Oleoducto Central S.A. ("OCENSA"), $95 million relates to Block A-18, and $65 million relates to the Company's exploration and drilling program in other parts of the world. Capital requirements for exploration and development relating to Block A-18 are expected to increase significantly into 1998. In addition, because development of Block A-18 will not commence until a heads of agreement for a definitive gas-sales contract is signed, a portion of the capital expenditures relating to Block A-18 planned for 1997 will not be spent until 1998.

The Company expects to meet capital needs in the future with a combination of some or all of the following: the Company's credit facilities, cash flow from operations, cash and marketable securities, asset sales, and the issuance of debt and equity securities.

GUARANTEES

At June 30, 1997, the Company had guaranteed loans of approximately $4.5 million for a Colombian pipeline company in which the Company has an ownership interest and guaranteed performance of $7.8 million in future exploration expenditures in various countries. These commitments are backed primarily by unsecured letters of credit and bank guarantees.

LITIGATION

As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, the Company and subsidiaries or former subsidiaries of the Company, including Triton Oil & Gas Corp., are among numerous defendants in three related lawsuits brought in the Superior Court of the State of California, County of Los Angeles, by (i) National Union Fire Insurance
Company ("National Union") and The Restaurant Enterprises Group, (ii) Travelers Indemnity Company ("Travelers") and (iii) the City of Redondo Beach. All three lawsuits arise out of a 1988 storm and tidal wave at King Harbor in Redondo Beach, California. The lawsuits allege, among other things, that the defendants' negligence contributed to the collapse of a hotel and the flooding of a restaurant by extracting fluids from nearby oil wells which allegedly resulted in ground subsidence and lowered the height of the King Harbor breakwater. The Travelers lawsuit asserts damages in excess of $14.6 million and the National Union lawsuit asserts damages in excess of $4.75 million. In a separate lawsuit against the Army Corp of Engineers, a federal court found Travelers' damages to be $6.7 million and National Union's damages to be $3.7 million. The federal court's ruling was reversed in May 1997 by the United States Court of Appeals for the Ninth Circuit on grounds that the Army Corp of Engineers was immune from liability. An agreement in principle to settle the National Union lawsuit against the Company's affiliates and the other defendants has since been reached. Final settlement of this lawsuit is subject to negotiation and execution of definitive settlement documents.

The City of Redondo Beach lawsuit asserts damages in excess of $13.2 million, including indemnity for amounts it paid to settle the foregoing lawsuits and other claims arising out of the flooding. The two remaining lawsuits have been consolidated for trial, which has been set for October 1997. The Company believes that it and its subsidiaries have meritorious defenses and intends to defend the suits vigorously.

The Company is also subject to other various litigation matters, none of which is expected to have a material, adverse effect on the Company's operations or consolidated financial condition.

7.     TRITON  ENERGY  CORPORATION  FINANCIAL  INFORMATION

Triton and its wholly owned subsidiary Triton Energy Corporation ("TEC"), issued on a joint-and-several basis, the Senior Notes. The Company has not presented separate financial statements and other disclosures concerning TEC, because management has determined that such information is not material to debt security holders. The following table sets forth certain summarized financial  information  of  TEC  and  its  subsidiaries  (in  thousands):



                        JUNE 30,              DECEMBER 31,
                            1997                      1996
                        --------              ------------
Current assets          $   68,706            $   69,783
Noncurrent assets        1,050,054               946,592
                        ----------            ----------
Total                   $1,118,760            $1,016,375
                        ----------            ----------

Current liabilities     $  122,654            $  247,811
Noncurrent liabilities     612,158               379,294
Stockholders' equity       383,948               389,270
                        ----------            ----------
Total                   $1,118,760            $1,016,375
                        ----------            ----------





                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                         JUNE 30,               JUNE 30,
                                     ------------------     ----------------
                                        1997      1996       1997      1996
                                     ---------  --------  ---------  --------

Sales and other operating revenues   $ 27,150   $31,170   $ 58,777   $66,951
Costs and expenses                     20,501    14,248     39,861    37,874
                                     ---------  --------  ---------  --------
Operating income                        6,649    16,922     18,916    29,077
Other income (expense), net            (1,001)    4,578     (3,422)    4,467
                                     ---------  --------  ---------  --------
Earnings before income taxes
   and extraordinary item               5,648    21,500     15,494    33,544
Income tax expense                      3,436       676      5,354     1,369
                                     ---------  --------  ---------  --------
Earnings before extraordinary item      2,212    20,824     10,140    32,175
Extraordinary item                    (14,491)     (434)   (14,491)     (434)
                                     ---------  --------  ---------  --------
Net earnings (loss)                  $(12,279)  $20,390   $ (4,351)  $31,741
                                     ---------  --------  ---------  --------



 8.     CERTAIN  FACTORS  THAT  COULD  AFFECT  FUTURE  OPERATIONS

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

CERTAIN  FACTORS  RELATING  TO  THE  OIL  AND  GAS  INDUSTRY

The Company's strategy is to focus its exploration activities on what the Company believes are relatively high-potential prospects. No assurance can be given that these prospects contain significant oil and gas reserves or that the Company will be successful in its exploration activities thereon. The Company follows the full cost method of accounting for exploration and development of oil and gas reserves whereby all acquisition, exploration and development costs are capitalized. Costs related to acquisition, holding and initial exploration of licenses in countries with no proved reserves are initially capitalized, including internal costs directly identified with
acquisition,  exploration  and  development  activities.    The  Company's
exploration licenses are periodically assessed for impairment on a country-by-country basis. If the Company's investment in exploration licenses within a country where no proved reserves are assigned is deemed to be impaired, the licenses are written down to estimated recoverable value. If the Company abandons all exploration efforts in a country where no proved reserves are assigned, all exploration costs associated with the country are expensed. The Company's assessments of whether its investment within a country is impaired and whether exploration activities within a country will be abandoned are made from time to time based on its review and assessment of drilling results, seismic data and other information it deems relevant. Due to the unpredictable nature of exploration drilling activities, the amount and timing of impairment expense are difficult to predict with any certainty. Financial information concerning the Company's assets at December 31, 1996, including capitalized costs by geographic area, is set forth in note 23 of Notes to Consolidated Financial Statements in Triton's Annual Report on Form 10-K for the year ended December 31, 1996.

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

CERTAIN  FACTORS  RELATING  TO  COLOMBIA

The Company is a participant in significant oil and gas discoveries in the Cusiana and Cupiagua fields, located approximately 160 kilometers (100 miles) northeast of Bogota, Colombia. Development of reserves in the Cusiana and Cupiagua fields is ongoing and will require additional drilling and completion of the production facilities currently under construction. The Company expects that the production facilities will be completed in early 1998. Pipelines connect the major producing fields in Colombia to export facilities and to refineries. The upgrades to these pipelines to accommodate production from the Cusiana and Cupiagua fields are expected to be completed by the end of 1997.

From time to time, guerrilla activity in Colombia has disrupted the operation of oil and gas projects causing increased costs. Such activity has increased in 1997 causing delays in the development of the Cupiagua field. Although the Colombian government, the Company and its partners have taken steps to maintain security and favorable relations with the local population, there can be no assurance that attempts to reduce or prevent guerrilla activity will be successful or that guerrilla activity will not disrupt operations in the future.

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

CERTAIN  FACTORS  RELATING  TO  MALAYSIA-THAILAND

The Company is a partner in a significant gas exploration project located in the upper Malay Basin in the Gulf of Thailand approximately 450 kilometers northeast of Kuala Lumpur and 750 kilometers south of Bangkok as a contractor under a production-sharing contract covering Block A-18 of the Malaysia-Thailand Joint Development Area. Test results to date indicate that significant gas and oil deposits lie within the block. Development of gas production is in the early planning stages but is expected to take several years and require the drilling of additional wells and the installation of production facilities, which will require significant additional capital expenditures, the ultimate amount of which cannot be predicted. Pipelines also will be required to be connected between Block A-18 and ultimate markets. The terms under which any gas produced from the Company's contract area in Malaysia-Thailand is sold may be affected adversely by the present monopoly gas- purchase and transportation conditions in both Thailand and Malaysia, including the Thai national oil company's monopoly of transportation within Thailand and its territorial waters.

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

9.     SUBSEQUENT  EVENT

In July 1997, TEC was released as co-obligor of the Senior Notes in accordance with the terms of the indentures under which the Senior Notes were issued.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS




                      LIQUIDITY AND CAPITAL REQUIREMENTS
                      ----------------------------------

     Cash,  cash  equivalents  and marketable securities totaled $24.7 million and $14.9 million at June 30, 1997, and December 31, 1996, respectively. Working capital (deficit) was ($58.5 million) at June 30, 1997, an improvement of $123.7 million from December 31, 1996. The reduction of the working capital deficit primarily resulted from the retirement of the Company's Senior Subordinated Discount Notes due November 1, 1997 (the "1997 Notes"), which had been classified as a current liability at December 31, 1996. At June 30, 1997, and December 31, 1996, current liabilities included deferred income totaling $35.2 million and $28.5 million, respectively, related to a forward oil sale consummated in May 1995.

     In April 1997, the Company issued $400 million aggregate face value of senior indebtedness to refinance other indebtedness. The senior indebtedness consisted of a $200 million face amount of 8 3/4% Senior Notes due April 15, 2002, (the "2002 Notes") at 99.942% of the principal amount (resulting in $199.9 million aggregate net proceeds) and a $200 million face amount of 9 1/4% Senior Notes due April 15, 2005, (the "2005 Notes" and together with the 2002 Notes, the "Senior Notes") at 100% of the principal amount for total aggregate net proceeds of $399.9 million before deducting transaction costs of approximately $1 million.

     In May and June 1997, the Company completed a tender offer and consent solicitation with respect to the 1997 Notes and 9 3/4% Senior Subordinated Discount Notes due December 15, 2000 ("9 3/4% Notes") that resulted in the retirement of the 1997 Notes and substantially all of the 9 3/4% Notes. The Company's cash flows from operating activities for the period were reduced by $124.8 million, which was attributable to the interest accreted in respect of the 1997 Notes and the 9 3/4% Notes through the date of retirement.

     The Company's capital expenditures and other capital investments were $107.5 million for the six months ended June 30, 1997, primarily for development of the Cusiana and Cupiagua fields (the "Fields") in Colombia and exploration in Block A-18 in the Malaysia-Thailand Joint Development Area in the Gulf of Thailand. The capital spending program for the six months ended June 30, 1997, was funded primarily with cash flow from operations and borrowings under the Company's credit facilities.

     Development of the Fields, including drilling and construction of additional production facilities, will require further capital outlays. Further exploration and development activities on Block A-18, as well as exploratory drilling in other countries, also will require substantial capital outlays. The Company's capital budget for the year ending December 31, 1997, is approximately $310 million, excluding capitalized interest, of which approximately $150 million relates to the Fields and capital contributions to Oleoducto Central S.A. ("OCENSA"), $95 million relates to Block A-18, and $65 million relates to the Company's exploration and drilling program in other parts of the world. Capital requirements for exploration and development relating to Block A-18 are expected to increase significantly into 1998. In addition, because development of Block A-18 will not commence until a heads of agreement for a definitive gas-sales contract is signed, a portion of the capital expenditures relating to Block A-18 planned for 1997 will not be spent until 1998.

     The Company expects to meet capital needs in the future with a combination of some or all of the following: the Company's credit facilities, cash flow from operations, cash and marketable securities, asset sales, and the issuance of debt and equity securities.


                             RESULTS OF OPERATIONS
                             ---------------------


     Sales  volumes  and  average  prices  realized  were  as  follows:



                                          THREE MONTHS ENDED    SIX MONTHS ENDED
                                              JUNE 30,              JUNE 30,
                                          ------------------    ----------------
                                            1997    1996         1997    1996
                                          ------  ------        ------  ------
Sales volumes
Oil (MBbls), excluding forward oil sale    1,018   1,407         2,431   2,948
Forward oil sale (1)  (MBbls delivered)      763     176           938     351
                                          ------  ------        ------  ------
Total                                      1,781   1,583         3,369   3,297
                                          ------  ------        ------  ------

Gas (MMcf)                                   127      51           204     578
Weighted average price realized:
Oil (per Bbl)                             $15.91  $19.63        $18.40  $18.80
Gas (per Mcf)                             $ 1.17  $ 1.78        $ 1.24  $ 1.30




(1) Commencing April 1, 1997, an additional 195,711 barrels of oil per month are required to be delivered under the forward oil sale.



                       THREE MONTHS ENDED JUNE 30, 1997,
                COMPARED WITH THREE MONTHS ENDED JUNE 30, 1996

Sales  and  Other  Operating  Revenues
--------------------------------------

     Revenue decreased $2 million in 1997 (excluding properties sold during 1996), primarily due to lower average oil prices ($6.5 million) reflecting the increased deliveries under the forward oil sale, which was partially offset by higher production ($4.5 million). Oil and gas sales from properties sold in 1996 aggregated $.7 million in 1996.

     Based on the operator's current projections, the Company expects gross production capacity from the Fields to reach 320,000 barrels per day in the next few months and at least 500,000 barrels per day in early 1998. In April 1997, the Company's delivery requirement under the forward oil sale increased from 58,425 barrels per month to 254,136 barrels per month, which had an adverse effect on the Company's earnings and cash flows on a per-barrel basis for the second quarter of 1997. The Company expects that the adverse effect on the Company's results of operations and cash flows will be mitigated by increased production from the Fields. There can be no assurance, however, about the timing of any increase in production.

     Other operating revenues in 1997 included a gain of $4.1 million resulting from the sale of the Company's Argentine subsidiary.

Costs  and  Expenses
--------------------

     Second  quarter  operating  expenses  increased $1.3 million in 1997, and
depreciation,  depletion  and  amortization  increased  $2.3  million.    The
Company's operating costs per equivalent barrel were $6.57 and $6.15 in 1997 and 1996, respectively. Operating expenses in Colombia increased by $1.9 million, primarily due to an increase in pipeline tariffs of $1.4 million and
an  increase  in  production  taxes  of  $.2  million.    Operating  expenses
attributable to properties sold during 1996 were $.6 million in 1996. Depreciation, depletion and amortization in Colombia increased $2.3 million due to higher production and a higher depletion rate.

     The Company expects that aggregate pipeline tariff costs from OCENSA will increase further during 1997. OCENSA imposes a tariff on the Cusiana and
Cupiagua fields shippers (the "Initial Shippers") estimated to recoup the total capital cost of the project over a 15 year period, its operating expenses, which include all Colombian taxes, interest expense, and the dividend to be paid by OCENSA to its shareholders. Any shippers of crude oil who are not Initial Shippers ("Third Party Shippers") are also assessed a tariff on a per-barrel basis, and OCENSA uses revenues from such tariffs to reduce the Initial Shippers' tariff. The Company cannot predict with any certainty the impact of the increased tariff on a per-barrel basis due to the uncertainty about the volumes of any Third Party Shippers' production to be transported by OCENSA and when the increases in production from the Cusiana and Cupiagua fields may occur.

     General and administrative expense increased $1 million in 1997 primarily due to higher corporate and personnel costs. Capitalized general and administrative costs were $7.6 million and $6 million in 1997 and 1996, respectively.

Other  Income  and  Expenses
----------------------------

     Interest expense increased $2.9 million primarily due to a temporary increase in debt outstanding during the quarter caused by the debt refinancing process.

     Other income in 1997 and 1996 included an unrealized loss of $.7 million and $1.5 million, respectively, representing the change in the fair market value of call options purchased in anticipation of a forward oil sale in May 1995 and foreign exchange gains of $.7 million and $.5 million in 1997 and 1996, respectively. Other income in 1996 included a $7.6 million benefit from a legal settlement and a $1.7 million gain on the sale of approximately 20% of the Company's shareholdings in Crusader Limited ("Crusader").

Income  Taxes
-------------

     Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," requires that the Company make projections about the timing and scope of certain future business transactions in order to estimate recoverability of deferred tax assets primarily resulting from the expected utilization of net operating loss carryforwards. Changes in the timing or nature of actual or anticipated business transactions, projections and income tax laws can give rise to significant adjustments to the Company's deferred tax expense or benefit that may be reported from time to time. For these and other reasons, compliance with SFAS 109 may result in significant differences between tax expense for income statement purposes and taxes actually paid.

     The income tax provision for 1997 included a deferred tax benefit in the United States totaling $.2 million, compared with a benefit of $3.8 million in 1996. Additionally, the income tax provision included foreign deferred taxes totaling $2.3 million in 1997, primarily related to the Company's Colombian operations, compared with foreign deferred taxes of $4.9 million in 1996. Current taxes related to the Company's Colombian operations were $.4 million and $.9 million in 1997 and 1996, respectively.

Extraordinary  Item
-------------------

     The Company's results of operations for the three months ended June 30, 1997, included an extraordinary expense of $14.5 million, net of a $7.8 million tax benefit, associated with extinguishment of the 1997 Notes and 9 3/4% Notes.


                        SIX MONTHS ENDED JUNE 30, 1997,
                 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996

Sales  and  Other  Operating  Revenues
--------------------------------------

     Revenue increased $2.2 million in 1997 (excluding properties sold during 1996), primarily due to higher production ($3.4 million). This increase was partially offset by lower average realized oil prices ($1.2 million) reflecting the increased deliveries under the forward oil sale. Oil and gas sales from properties sold during 1996 aggregated $2.7 million in 1996.

     Other operating revenues in 1997 included a gain of $4.1 million from the sale of the Company's Argentine subsidiary. Other operating revenues in 1996 included a gain of $4.1 million from the sale of the Company's royalty interests in U.S. properties.

Costs  and  Expenses
--------------------

     Operating expenses increased $3 million in 1997, and depreciation, depletion and amortization increased $3.4 million. The Company's operating costs per equivalent barrel were $6.85 and $5.84 in 1997 and 1996, respectively. Operating expenses in Colombia increased by $4.7 million, primarily due to an increase in pipeline tariffs of $3.4 million and an increase in production taxes of $.7 million. Operating expenses attributable to properties sold during 1996 were $1.7 million in 1996. Depreciation, depletion and amortization in Colombia increased by $3.5 million due to higher production and a higher depletion rate.

     General and administrative expense decreased $1 million in 1997 primarily due to increased billings to partners and higher capitalization as a result of increased exploration. Capitalized general and administrative costs were $14.7 million and $11.5 million in 1997 and 1996, respectively.

Other  Income  and  Expenses
----------------------------

     Interest expense increased $2.3 million, primarily due to a temporary increase in debt outstanding during the second quarter caused by the debt refinancing process.
 .
     Other income in 1997 and 1996 included an unrealized gain (loss) of ($4 million) and $.6 million, respectively, representing the change in the fair market value of call options purchased in anticipation of a forward oil sale in May 1995, and foreign exchange gains of $3 million and $1.5 million in 1997 and 1996, respectively, primarily on deferred tax liabilities in Colombia. Other income in 1996 included a $7.6 million benefit from a legal settlement, a $1.7 million gain on the sale of approximately 20% of the Company's shareholdings in Crusader, and a loss provision of $.9 million for various legal matters.

Income  Taxes
-------------

     The income tax provision for 1997 includes a deferred tax benefit in the United States totaling $3.9 million, compared with a benefit of $8.8 million in 1996. Additionally, the income tax provision includes foreign deferred taxes totaling $5.6 million in 1997, primarily related to the Company's Colombian operations, compared with foreign deferred taxes of $9.3 million in 1996. Current taxes related to the Company's Colombian operations were $1.7 million and $1.8 million in 1997 and 1996, respectively.

Petroleum  Price  Risk  Management
----------------------------------

     Oil sold by the Company is normally priced with reference to a defined benchmark, such as light sweet crude oil traded on the New York Mercantile Exchange. Actual prices received vary from the benchmark depending on quality and location differentials. It is the Company's policy to use financial market transactions with creditworthy counterparties from time to time, primarily to reduce risk associated with the pricing of a portion of the oil and natural gas that it sells. The policy is structured to underpin the Company's planned revenues and results of operations. The Company also may enter into financial market transactions to benefit from its assessment of the future prices of its production relative to other benchmark prices. There can be no assurance that the use of financial market transactions will not result in losses.

     With respect to the sale of oil to be produced by the Company, the Company has used a combination of swaps, options and collars to establish a minimum weighted average West Texas Intermediate ("WTI") benchmark price of $19 per barrel for an aggregate of 300,000 barrels of production during the
period  from  July  through  December  1997.   As a result, to the extent WTI
prices exceed the minimum WTI benchmark price during each month within the period, the Company will be able to sell its production at the higher market price, and to the extent that WTI prices are below the minimum WTI benchmark price, the Company will be able to realize prices related to the minimum WTI benchmark price on its hedged production.

     In anticipation of entering into a forward oil sale, the Company purchased WTI benchmark call options to retain the ability to benefit from future WTI price increases above a weighted average price of $20.42 per barrel. The volumes and expiration dates on the call options coincide with the volumes and delivery dates of the forward oil sale. During the three and six months ended June 30, 1997, the Company recorded an unrealized loss of $.7 million and $4 million, respectively, in other income, net related to the change in the fair market value of the call options. Future fluctuations in the fair market value of the call options will continue to affect other income as noncash adjustments.

     During the six months ended June 30, 1997, markets provided the Company the opportunity to realize WTI benchmark oil prices on average $3.34 per barrel (excluding forward oil sale barrels) above the WTI benchmark oil price the Company set as part of its 1997 annual plan. As a result of financial and commodity market transactions settled during the six months ended June 30, 1997, the Company's risk management program resulted in an average net realization of approximately $.23 per barrel lower than if the Company had not entered into such transactions.

Recent  Accounting  Pronouncements
----------------------------------

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

Certain Factors  That  Could  Affect  Future  Operations
---------------------------------------------------------

     Certain statements in this report, including statements of the Company's and management's expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis of Financial Condition and Results of Operations" and these Notes to Condensed Consolidated Financial Statements, are forward-looking statements, as defined in Section 21D of the Securities Exchange Act of 1934, that are dependent on certain events, risks and uncertainties that may be outside the Company's control. These forward-looking statements include statements of management's plans and objectives for the Company's future operations and statements of future economic performance; information regarding drilling schedules; expected or planned production or transportation capacity; the future construction or upgrades of pipelines (including costs); when the Cusiana and Cupiagua fields might become self-financing; future production of the Cusiana and Cupiagua fields; the negotiation of a heads of agreement to a gas-sales contract and a gas-sales contract and commencement of production in Malaysia-Thailand; the Company's capital budget and future capital requirements; the Company's meeting its future capital needs; the amount by which production from the Cusiana and Cupiagua fields may increase or when such increased production may commence; the Company's realization of its deferred tax asset; the level of future expenditures for environmental costs, the outcome of regulatory and litigation matters; and proven oil and gas reserves and discounted future net cash flows therefrom; and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including those described in the context of such forward-looking statements and in the notes to Notes to Condensed Consolidated Financial Statements.

                          PART II. OTHER INFORMATION




ITEM  1.          LEGAL  PROCEEDINGS

LITIGATION

As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, the Company and subsidiaries or former subsidiaries of the Company, including Triton Oil & Gas Corp., are among numerous defendants in three related lawsuits brought in the Superior Court of the State of California, County of Los Angeles, by (i) National Union Fire Insurance
Company ("National Union") and The Restaurant Enterprises Group, (ii) Travelers Indemnity Company ("Travelers") and (iii) the City of Redondo Beach. All three lawsuits arise out of a 1988 storm and tidal wave at King Harbor in Redondo Beach, California. The lawsuits allege, among other things, that the defendants' negligence contributed to the collapse of a hotel and the flooding of a restaurant by extracting fluids from nearby oil wells which allegedly resulted in ground subsidence and lowered the height of the King Harbor breakwater. The Travelers lawsuit asserts damages in excess of $14.6 million and the National Union lawsuit asserts damages in excess of $4.75 million. In a separate lawsuit against the Army Corp of Engineers, a federal court found Travelers' damages to be $6.7 million and National Union's damages to be $3.7 million. The federal court's ruling was reversed in May 1997 by the United States Court of Appeals for the Ninth Circuit on grounds that the Army Corp of Engineers was immune from liability. An agreement in principle to settle the National Union lawsuit against the Company's affiliates and the other defendants has since been reached. Final settlement of this lawsuit is subject to negotiation and execution of definitive settlement documents.

The City of Redondo Beach lawsuit asserts damages in excess of $13.2 million, including indemnity for amounts it paid to settle the foregoing lawsuits and other claims arising out of the flooding. The two remaining lawsuits have been consolidated for trial, which has been set for October 1997. The Company believes that it and its subsidiaries have meritorious defenses and intends to defend the suits vigorously.

ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The Company held its Annual Meeting of Shareholders on May 6, 1997 at which the shareholders of the Company voted on the proposal for election of three directors to serve until the third annual meeting of shareholders to occur after the May 6, 1997 meeting or until their respective successors shall have been duly elected and qualified. The directors elected and the votes cast for or withheld were as follows: Ernest E. Cook (28,198,693 votes for and 1,708,192 votes withheld), Thomas P. Kellogg, Jr. (28,199,683 votes for and 1,707,202 votes withheld), and Edwin D. Williamson (28,153,180 votes for and 1,753,705 votes withheld). The following directors continue in office: Sheldon
R. Erikson, Thomas G. Finck, Jesse E. Hendricks, Fitzgerald S. Hudson, John R. Huff, John P. Lewis, and Michael E. McMahon.

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



  3.1  Memorandum of Association. (1)
  3.2  Articles of Association. (1)
  4.1  Specimen Share Certificate of Ordinary Shares, $.01 par value, of the Company. (2)
  4.2  Rights Agreement dated as of March 25, 1996, between Triton and Chemical Bank, as
       Rights Agent, including, as Exhibit A thereto, Resolutions establishing the Junior
       Preference Shares. (1)
  4.3  Resolutions Authorizing the Company's 5% Convertible Preference Shares. (3)
  4.4  Amendment No. 1 to Rights Agreement dated as of August 2, 1996, between Triton and
       Chemical Bank, as Rights Agent. (4)
 10.1  Amended and Restated  Retirement Income Plan. (5)
 10.2  Amended and Restated Supplemental Executive Retirement Income Plan. (6)
 10.3  1981 Employee Non-Qualified Stock Option Plan. (7)
 10.4  Amendment No. 1 to the 1981 Employee Non-Qualified Stock Option Plan. (8)
 10.5  Amendment No. 2 to the 1981 Employee Non-Qualified Stock Option Plan. (7)
 10.6  Amendment No. 3 to the 1981 Employee Non-Qualified Stock Option Plan. (5)
 10.7  1985 Stock Option Plan. (9)
 10.8  Amendment No. 1 to the 1985 Stock Option Plan. (7)
 10.9  Amendment No. 2 to the 1985 Stock Option Plan. (5)
10.10  Amended and Restated 1986 Convertible Debenture Plan. (5)
10.11  1988 Stock Appreciation Rights Plan. (10)
10.12  1989 Stock Option Plan. (11)
10.13  Amendment No. 1 to 1989 Stock Option Plan. (7)
10.14  Amendment No. 2 to 1989 Stock Option Plan. (5)
10.15  Second Amended and Restated 1992 Stock Option Plan. (13)
10.16  Form of Amended and Restated Employment Agreement with Triton Energy Limited and its executive officers. (21)
10.17  Form of Amended and Restated Employment Agreement with Triton Energy Limited and certain officers. (21)
10.18  Amended and Restated 1985 Restricted Stock Plan. (5)
10.19  First Amendment to Amended and Restated 1985 Restricted Stock Plan. (12)
10.20  Second Amendment to Amended and Restated 1985 Restricted Stock Plan. (13)
10.21  Executive Life Insurance Plan. (14)
10.22  Long Term Disability Income Plan. (14)
10.23  Amended and Restated Retirement Plan for Directors. (9)
10.24  Amended and Restated Indenture dated as of March 25, 1996 between Triton and
       Chemical Bank, with respect to the issuance of Senior Subordinated Discount Notes due 1997. (13)
10.25  Amended and Restated Senior Subordinated Indenture by and between the Company and
       United States Trust Company of New York, dated as of March 25, 1996. (13)
10.26  Contract for Exploration and Exploitation for Santiago de Atalayas I with an effective date of July 1, 1982, between Triton Colombia, Inc., and Empresa Colombiana
       De Petroleos. (9)
10.27  Contract for Exploration and Exploitation for Tauramena with an effective date of July
       4, 1988, between Triton Colombia, Inc., and Empresa Colombiana De Petroleos. (10)
10.28  Summary of Assignment legalized by Public Instrument No. 1255 dated September 15,
       1987 (Assignment is in Spanish language). (10)
10.29  Summary of Assignment legalized by Public Instrument No. 1602 dated June 11, 1990
       (Assignment is in Spanish language). (10)
10.30  Summary of Assignment legalized by Public Instrument No. 2586 dated September 9,
       1992 (Assignment is in Spanish language). (10)
10.31  401(K) Savings Plan. (5)
10.32  Contract between Malaysia-Thailand and Joint Authority and Petronas Carigali
       SDN.BHD.and Triton Oil Company of Thailand relating to Exploration and Production of  Petroleum for Malaysia-Thailand Joint Development Area Block A-18.(15)
10.33  Triton Crude Purchase Agreement between Triton Colombia, Inc. and Oil Co., LTD.
       dated May 25, 1995. (16)
10.34  Credit Agreement among Triton Colombia, Inc., Triton Energy Corporation,
       NationsBank, N.A. (Carolinas) and Export-Import Bank of the United States. (12)
10.35  Amendment No. 1 to Credit Agreement among Triton Colombia, Inc., Triton Energy
       Corporation, NationsBank, N.A. (Carolinas) and Export-Import Bank of the United
       States. (12)
10.36  Amendment No. 2 to Credit Agreement among Triton Colombia, Inc., Triton Energy
       Corporation, NationsBank, N.A. (Carolinas) and Export-Import Bank of the United
       States. (13)
10.37  Agreement and Plan of Merger among Triton Energy Corporation, Triton Energy
       Limited and TEL Merger Corp. (12)
10.38  Credit Agreement among Triton Energy Limited and Triton Energy Corporation, as
       Borrowers, and NationsBank of Texas, N.A., Barclays Bank PLC, Meespierson N.V.,
       The Chase Manhattan Bank and Societe Generale, Southwest Agency dated
       August 30, 1996. (17)
10.39  Credit Agreement between Triton Energy Corporation and Banque Paribas Houston
       Agency dated as of May 28, 1995, together with related form of revolving credit note. (18)
10.40  First Amendment to Credit Agreement between Triton Energy Corporation and Banque
       Paribas Houston Agency dated May 16, 1995. (19)
10.41  Security Agreement between Triton Energy Corporation and Banque Paribas Houston
       Agency. (18)
10.42  Second Amendment to Credit Agreement and First Amendment to Security Agreement
       between Triton Energy Corporation and Banque Paribas Houston Agency dated August
       11, 1995. (6)
10.43  Third Amendment to Credit Agreement between Triton Energy Corporation and Banque
       Paribas Houston Agency dated September 29, 1995. (6)
10.44  Consent, Waiver and Guaranty among Triton Energy Limited, Triton Energy
       Corporation and Paribas Houston Agency dated as of March 25, 1996. (13)
10.45  Form of Indemnity Agreement entered into with each director and officer of the
       Company. (17)
10.46  Restated Employment Agreement between John Tatum and the Company. (21)
10.47  Description of Performance Goals for Executive Bonus Compensation. (21)
10.48  Demand Promissory Note - Grid executed by Triton Energy Limited and Triton Energy
       Corporation in favor of Banque Paribas dated as of February 6, 1997. (21)
10.49  Supplemental Indenture dated April 17, 1997 among Triton Energy Corporation, Triton
       Energy Limited and The Chase Manhattan Bank (formerly known as Chemical Bank)
       amending Amended and Restated Indenture dated as of March 25, 1996 relating to the Senior Subordinated Discount Notes due 1997. (22)
10.50  Supplemental Indenture dated April 17, 1997 among Triton Energy Corporation, Triton
       Energy Limited and United States Trust Company of New York amending Amended and Restated Senior Subordinated Indenture dated as of March 25, 1996 relating to the
       9 3/4% Senior Subordinated Discount Notes due 2000. (22)
10.51  Senior Indenture dated April 10, 1997 among Triton Energy Corporation, Triton
       Energy Limited and The Chase Manhattan Bank. (22)
10.52  First Supplemental Indenture dated April 10, 1997 among Triton Energy Corporation,
       Triton Energy Limited and The Chase Manhattan Bank amending Senior Indenture dated as of April 10, 1997 relating to the 8 3/4% Senior Notes due 2002. (22)
10.53  Second Supplemental Indenture dated April 10, 1997 among Triton Energy Corporation,
       Triton Energy Limited and The Chase Manhattan Bank amending Senior Indenture dated as of April 10, 1997 relating to the 9 1/4% Senior Notes due 2005. (22)
10.54  First Amendment to Credit Agreement dated as of April 4, 1997 among Triton Energy
       Limited and Triton Energy Corporation, as Borrowers, and NationsBank of Texas, N.A.,
       Barclays Bank PLC, Meespierson N.V., The Chase Manhattan Bank and Societe
       Generale, Southwest Agency. (22)
10.55  1997 Share Compensation Plan. (22)
10.56  First Amendment to Second Amended and Restated 1992 Stock Option Plan. (22)
10.57  Agreement to Release Triton Energy Corporation and Second Amendment to Credit
       Agreement dated as of July 21, 1997 among Triton Energy Limited and Triton Energy
       Corporation, as Borrowers, and NationsBank of Texas, N.A., Barclays Bank PLC,
       MeesPierson N.V., The Chase Manhattan Bank and Societe General, Southwest
       Agency. (23)
10.58  Amended and Restated Indenture dated July 25, 1997 between Triton Energy Limited and
       The Chase Manhattan Bank. (23)
10.59  Amended and Restated First Supplemental Indenture dated July 25, 1997 between Triton
       Energy Limited and The Chase Manhattan Bank relating to the 8 3/4% Senior Notes due 2002. (23)
10.60  Amended and Restated Second Supplemental Indenture dated July 25, 1997 between
       Triton Energy Limited and The Chase Manhattan Bank relating to the 9 1/4% Senior
       Notes due 2005. (23)
 11.1  Computation of Earnings per Share. (23)
 12.1  Computation of Ratio of Earnings to Fixed Charges. (23)
 12.2  Computation of Ratio of Earnings to Combined Fixed Charges and Preference
       Dividends. (23)
 27.1  Financial Data Schedule.(23)
 99.1  Rio Chitamena Association Contract. (20)
 99.2  Rio Chitamena Purchase and Sale Agreement. (20)
 99.3  Integral Plan - Cusiana Oil Structure. (20)
 99.4  Letter Agreements with co-investor in Colombia. (20)
 99.5  Colombia Pipeline Memorandum of Understanding. (20)
 99.6  Amended and Restated Oleoducto Central S.A. Agreement dated as of March 31,
       1995. (19)


___________________



 (1)  Previously filed as an exhibit to the Company's Registration Statement on Form S-3
      (No 333-08005) and incorporated herein by reference.
 (2)  Previously filed as an exhibit to the Company's Registration Statement on Form 8-A dated March 25, 1996 and incorporated herein by reference.
 (3)  Previously filed as an exhibit to the Company's and Triton Energy Corporation's
      Registration Statement on Form S-4 (No. 333-923) and incorporated herein by reference.
 (4)  Previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A
      (Amendment No. 1) dated August 14, 1996 and incorporated herein by reference.
 (5)  Previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form
      10-Q for the quarter ended November 30, 1993 and incorporated by reference herein.
 (6)  Previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form
      10-Q  for the quarter ended September 30, 1995 and incorporated herein by reference.
 (7)  Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
      10-K for the fiscal year ended May 31, 1992 and incorporated herein by reference.
 (8)  Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
      10-K for the fiscal year ended May 31, 1989 and incorporated by reference herein.
 (9)  Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
      10-K for the fiscal year ended May 31, 1990 and incorporated herein by reference.
(10)  Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
      10-K for the fiscal year ended May 31, 1993 and incorporated by reference herein.
(11)  Previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form
      10-Q for the quarter ended November 30, 1988 and incorporated herein by reference.
(12)  Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
      10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.
(13)  Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
      quarter ended March 31, 1996 and incorporated herein by reference.
(14)  Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
      10-K for the fiscal year ended May 31, 1991 and incorporated herein by reference.
(15)  Previously filed as an exhibit to Triton Energy Corporation's current report on Form
      8-K dated April 21, 1994 and incorporated by reference herein.
(16)  Previously filed as an exhibit to Triton Energy Corporation's Current Report on Form
      8-K dated May 26, 1995 and incorporated herein by reference.
(17)  Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
      quarter ended September 30, 1996 and incorporated herein by reference.
(18)  Previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form
      10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.
(19)  Previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form
      10-Q for the quarter ended June 30, 1995 and incorporated herein by reference.
(20)  Previously filed as an exhibit to Triton Energy Corporation's current report on Form
      8-K/A dated July 15, 1994 and incorporated by reference herein.
(21)  Previously filed as an exhibit to Triton Energy Limited's Annual Report on Form 10-K for
      the fiscal year ended December 31, 1996 and incorporated herein by reference.
(22)  Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
      quarter ended March 31, 1997 and incorporated herein by reference.
(23)  Filed herewith.



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


                                          TRITON  ENERGY  LIMITED


                                       By: /s/  Peter  Rugg
                                           --------------------
                                           Peter  Rugg
                                           Senior  Vice President and
                                             Chief Financial Officer


Date:    August  13,  1997