Form 10-Q
period 1997-09-30
TRITON ENERGY LTD
filed 1997-11-14
CIK 1009404

SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C. 20549
                            -----------------------

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                                        YES  X              NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                  Number of Shares
 Title of Each Class                        Outstanding at October 31, 1997
------------------------------------------  -------------------------------
Ordinary Shares, par value $0.01 per share            36,536,426
------------------------------------------  -------------------------------







                    TRITON ENERGY LIMITED AND SUBSIDIARIES
                                     INDEX




PART I.   FINANCIAL INFORMATION                                            PAGE NO.
                                                                           --------
Item 1.   Financial Statements
          Condensed Consolidated Statements of Operations -
          Three and nine months ended September 30, 1997 and 1996                 2
          Condensed Consolidated Balance Sheets -
          September 30, 1997 and December 31, 1996                                3
          Condensed Consolidated Statements of Cash Flows -
          Nine months ended September 30, 1997 and 1996                           4
          Condensed Consolidated Statement of Shareholders' Equity -
          Nine months ended September 30, 1997                                    5
          Notes to Condensed Consolidated Financial Statements                    6
Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                  16
PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings                                                      24
Item 6.   Exhibits and Reports on Form 8-K                                       26









                         PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                    TRITON ENERGY LIMITED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)




                                                      THREE MONTHS ENDED      NINE MONTHS ENDED
                                                         SEPTEMBER 30,           SEPTEMBER 30,
                                                      ------------------     --------------------
                                                         1997      1996          1997       1996
                                                      --------  --------     ---------  ---------
SALES AND OTHER OPERATING REVENUES:
Oil and gas sales                                     $36,993   $30,780      $ 99,244   $ 93,549
Other operating revenues                                  ---       ---         4,077      4,182
                                                      --------  --------     ---------  ---------

                                                       36,993    30,780       103,321     97,731
                                                      --------  --------     ---------  ---------
COSTS AND EXPENSES:
Operating                                              13,119     8,872        35,252     28,035
General and administrative                              6,631     4,972        20,123     19,433
Depreciation, depletion and amortization                9,291     5,972        24,746     18,036
                                                      --------  --------     ---------  ---------
                                                       29,041    19,816        80,121     65,504
                                                      --------  --------     ---------  ---------

OPERATING INCOME                                        7,952    10,964        23,200     32,227

Interest income                                         1,038     2,015         4,354      5,726
Interest expense, net                                  (5,697)   (3,330)      (17,946)   (13,322)
Other income, net                                       8,018    11,248         8,324     23,004
                                                      --------  --------     ---------  ---------
                                                        3,359     9,933        (5,268)    15,408
                                                      --------  --------     ---------  ---------

EARNINGS BEFORE INCOME TAXES AND
    EXTRAORDINARY ITEM                                 11,311    20,897        17,932     47,635
Income tax expense                                      5,110     1,348         8,553      4,039
                                                      --------  --------     ---------  ---------
EARNINGS BEFORE EXTRAORDINARY ITEM                      6,201    19,549         9,379     43,596
Extraordinary item - extinguishment of debt               ---      (762)      (14,491)    (1,196)
                                                      --------  --------     ---------  ---------
NET EARNINGS (LOSS)                                     6,201    18,787        (5,112)    42,400
Dividends on preference shares                            187       213           400        985
                                                      --------  --------     ---------  ---------
EARNINGS (LOSS) APPLICABLE TO ORDINARY SHARES         $ 6,014   $18,574      $ (5,512)  $ 41,415
                                                      --------  --------     ---------  ---------

Average ordinary and equivalent shares outstanding     37,070    37,097        37,019     36,819
                                                      --------  --------     ---------  ---------

EARNINGS (LOSS) PER ORDINARY SHARE:
Earnings before extraordinary item                    $  0.16   $  0.52      $   0.24   $   1.15
Extraordinary item - extinguishment of debt               ---     (0.02)        (0.39)     (0.03)
                                                      --------  --------     ---------  ---------
NET EARNINGS (LOSS)                                   $  0.16   $  0.50      $  (0.15)  $   1.12
                                                      --------  --------     ---------  ---------








    See accompanying Notes to Condensed Consolidated Financial Statements.

                   TRITON  ENERGY  LIMITED  AND  SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)





                              ASSETS                                 SEPTEMBER 30,       DECEMBER 31,
                                                                          1997               1996
                                                                    --------------     --------------
                                                                       (Unaudited)
Current assets:
Cash and equivalents                                                  $   35,056       $      11,048
Short-term marketable securities                                             ---               3,866
Trade receivables, net                                                    17,357              11,526
Other receivables                                                         40,041              49,000
Inventories, prepaid expenses and other                                    8,618               8,920
                                                                      -----------      --------------
Total current assets                                                     101,072              84,360
Property and equipment at cost, less accumulated depreciation and
     depletion of $77,522 for 1997 and $96,421 for 1996                  810,392             676,833
Investments and other assets                                             169,670             153,331
                                                                      -----------      --------------
                                                                      $1,081,134       $     914,524
                                                                      -----------      --------------

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term borrowings and current maturities of long-term debt        $  139,975       $     199,552
Accounts payable and accrued liabilities                                  75,788              38,545
Deferred income                                                           35,254              28,466
                                                                      -----------      --------------
Total current liabilities                                                251,017             266,563

Long-term debt, excluding current maturities                             425,807             217,078
Deferred income taxes                                                     45,517              45,431
Deferred income and other                                                 58,662              84,808
Convertible debentures due to employees                                      ---                 ---

Shareholders' equity:
Preference shares                                                          7,511               8,515
Ordinary shares, par value $0.01                                             365                 363
Additional paid-in capital                                               588,289             582,581
Accumulated deficit                                                     (293,797)           (288,685)
Other                                                                     (2,234)             (2,128)
                                                                      -----------      --------------
                                                                         300,134             300,646
Less cost of ordinary shares in treasury                                       3                   2
                                                                      -----------      --------------
Total shareholders' equity                                               300,131             300,644
Commitments and contingencies (note 6)                                       ---                 ---
                                                                      -----------      --------------
                                                                      $1,081,134       $     914,524
                                                                      -----------      --------------







The Company uses the full cost method to account for its oil and gas producing activities.
    See accompanying Notes to Condensed Consolidated Financial Statements.

                    TRITON ENERGY LIMITED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                 (IN THOUSANDS)
                                  (UNAUDITED)




                                                                     1997        1996
                                                                ----------  ----------
Cash flows from operating activities:
Net earnings (loss)                                             $  (5,112)  $  42,400
Adjustments to reconcile net earnings  to net cash provided
    by operating activities:
Depreciation, depletion and amortization                           24,746      18,036
Amortization of debt discount                                       7,943      13,322
Amortization of deferred income                                   (19,653)     (6,078)
Gain on sale of assets                                             (5,486)    (15,543)
Payment of accreted interest on extinguishment of debt           (124,794)        ---
Extraordinary loss on extinguishment of debt, net of tax           14,491       1,196
Deferred income taxes and other                                     5,125      (1,288)
Changes in working capital pertaining to operating activities      14,421      16,605
                                                                ----------  ----------

Net cash provided (used) by operating activities                  (88,319)     68,650
                                                                ----------  ----------

Cash flows from investing activities:
Capital expenditures and investments                             (169,461)   (186,071)
Proceeds from sales of marketable securities                        2,000      38,507
Proceeds from sales of assets                                       5,784      38,473
Proceeds from sale of investment in Crusader Limited                  ---      69,583
Other                                                              23,146      (2,491)
                                                                ----------  ----------

Net cash used by investing activities                            (138,531)    (41,999)
                                                                ----------  ----------

Cash flows from financing activities:
Short-term borrowings, net                                          9,600         ---
Proceeds from long-term debt                                      558,531      43,601
Payments on long-term debt                                       (321,515)    (70,566)
Issuance of ordinary shares                                         4,987       5,363
Other                                                                (390)     (1,919)
                                                                ----------  ----------

Net cash provided (used) by financing activities                  251,213     (23,521)
                                                                ----------  ----------

Effect of exchange rate changes on cash and equivalents              (355)       (268)
                                                                ----------  ----------

Net increase in cash and equivalents                               24,008       2,862
Cash and equivalents at beginning of period                        11,048      49,050
                                                                ----------  ----------

Cash and equivalents at end of period                           $  35,056   $  51,912
                                                                ----------  ----------







  See accompanying Notes to Condensed Consolidated Financial Statements.










                    TRITON ENERGY LIMITED AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     NINE MONTHS ENDED SEPTEMBER 30, 1997
                                (IN THOUSANDS)
                                  (UNAUDITED)




                                                                       ADDITIONAL
                                          PREFERENCE     ORDINARY       PAID-IN        ACCUMULATED
                                          SHARES          SHARES        CAPITAL          DEFICIT
                                          ----------     ---------    -----------      -----------
Balance at December 31, 1996              $   8,515      $     363    $   582,581      $  (288,685)
Net loss                                        ---            ---            ---           (5,112)
Dividends on preference shares                  ---            ---           (400)             ---
Conversion of preference shares              (1,004)           ---          1,004              ---
Exercise of employee stock
    options and debentures                      ---              2          3,666              ---
Other                                           ---            ---          1,438              ---
                                          ----------     ---------    -----------      -----------
Balance at September 30, 1997             $    7,511     $     365    $   588,289      $  (293,797)
                                          ----------     ---------    -----------      -----------



                                                                                  TOTAL
                                                              TREASURY         SHAREHOLDERS'
                                            OTHER               SHARES           EQUITY
                                          ---------           ---------         -------------
Balance at December 31, 1996              $  (2,128)          $      (2)        $     300,644
Net loss                                        ---                 ---                (5,112)
Dividends on preference shares                  ---                 ---                  (400)
Conversion of preference shares                 ---                 ---                   ---
Exercise of employee stock
    options and debentures                      ---                 ---                 3,668
Other                                          (106)                 (1)                1,331
                                          ---------           ---------         -------------
Balance at September 30, 1997             $  (2,234)          $      (3)        $     300,131
                                          ---------           ---------         -------------








   See accompanying Notes to Condensed Consolidated Financial Statements.






                             TRITON ENERGY LIMITED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)





1.     GENERAL

Triton Energy Limited ("Triton") is an international oil and gas exploration and production company. The term "Company" when used herein means Triton and its subsidiaries and other affiliates through which the Company conducts its business. The Company's principal properties, operations, and oil and gas reserves are located in Colombia and Malaysia-Thailand. All sales currently are derived from oil and gas production in Colombia. The Company also has oil and gas interests in other Latin American, African, Asian and European countries.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments of a normal recurring nature necessary to present fairly the Company's financial position as of September 30, 1997, and the results of its operations for the three and nine months ended September 30, 1997 and 1996, its cash flows for the nine months ended September 30, 1997 and 1996, and shareholders' equity for the nine months ended September 30, 1997. The results for the three and nine months ended September 30, 1997, are not necessarily indicative of the final results to be expected for the full year.

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

In June and July 1996, the Company sold its 49.9% shareholdings in Crusader Limited for total cash proceeds of $69.6 million. The Company recorded a total gain of $10.4 million in other income.

In March 1996, the Company sold its royalty interests in U.S. properties for $23.8 million based on an effective date of January 1, 1996. The Company recorded the resulting gain of $4.1 million in other operating revenues.

3.     OTHER  INCOME,  NET



                                                                 c>
                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                     SEPTEMBER 30                 SEPTEMBER 30
                                                     -------------------       -------------------
                                                       1997       1996           1997       1996
                                                     ---------  --------       ---------   -------

Foreign exchange gain (loss)                         $   5,759  $ (1,350)      $   8,739   $   175
Change in fair value of WTI benchmark call options         562     5,579          (3,440)    6,151
Proceeds from legal settlements                            ---       ---             765     7,624
Gain on sale of Crusader Limited                           ---     8,703             ---    10,417
Other                                                    1,697    (1,684)          2,260    (1,363)
                                                     ---------  --------       ---------    -------
                                                     $   8,018  $ 11,248       $   8,324    $23,004
                                                     ---------  --------       ---------    -------






4.     DEBT

In April 1997, the Company issued $400 million aggregate face value of senior indebtedness to refinance other indebtedness. The senior indebtedness consisted of $200 million face amount of 8 3/4% Senior Notes due April 15, 2002 (the "2002 Notes") at 99.942% of the principal amount (resulting in $199.9 million aggregate net proceeds) and $200 million face amount of 9 1/4% Senior Notes due April 15, 2005 (the "2005 Notes" and, together with the 2002 Notes, the "Senior Notes") at 100% of the principal amount, for total aggregate net proceeds of $399.9 million before deducting transaction costs of approximately $1 million.

Interest on the Senior Notes is payable in cash semi-annually every April 15 and October 15, commencing October 15, 1997. The Senior Notes are redeemable at any time at the option of the Company in whole or in part and contain certain covenants limiting the incurrence of certain liens, sale/leaseback transactions, and mergers and consolidations.

In May and June 1997, the Company completed a tender offer and consent solicitation with respect to its Senior Subordinated Discount Notes due November 1, 1997 ("1997 Notes") and 9 3/4% Senior Subordinated Discount Notes due December 15, 2000 ("9 3/4% Notes") that resulted in the retirement of the 1997 Notes and substantially all of the 9 3/4% Notes. The Company's results of operations for the nine months ended September 30, 1997, included an extraordinary expense of $14.5 million, net of a $7.8 million tax benefit, associated with the extinguishment of the 1997 Notes and 9 3/4% Notes.


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

With respect to the sale of oil to be produced by the Company, the Company has used a combination of swaps, options and collars to establish a minimum weighted average West Texas Intermediate ("WTI") benchmark price of $19 per barrel for an aggregate of 150,000 barrels of production during the period from October through December 1997. As a result, to the extent WTI prices exceed the minimum WTI benchmark price during each month within the period, the Company will be able to sell its production at the higher market price and, to the extent that WTI prices are below the minimum WTI benchmark price, the Company will be able to realize prices related to the minimum WTI benchmark price on its hedged production.

In anticipation of entering into a forward oil sale in 1995, the Company purchased WTI benchmark call options to retain the ability to benefit from future WTI price increases above a weighted average price of $20.42 per barrel. The volumes and expiration dates on the call options coincide with the volumes and delivery dates of the forward oil sale. During the three and nine months ended September 30, 1997, the Company recorded an unrealized gain
(loss) of $.6 million and ($3.4 million), respectively, in other income, net related to the change in the fair market value of the call options. Future fluctuations in the fair market value of the call options will continue to affect other income as noncash adjustments.

During the nine months ended September 30, 1997, markets provided the Company the opportunity to realize WTI benchmark oil prices on average $2.98 per barrel (excluding forward oil sale barrels) above the WTI benchmark oil price the Company set as part of its 1997 annual plan. As a result of financial and commodity market transactions settled during the nine months ended September 30, 1997, the Company's risk management program resulted in an average net realization of approximately $.16 per barrel lower than if the Company had not entered into such transactions.

6.     COMMITMENTS  AND  CONTINGENCIES

Development of the Cusiana and Cupiagua fields (the "Fields") in Colombia, including drilling and construction of additional production facilities, will
require  further  capital  outlays.    Further  exploration  and  development
activities on Block A-18 in the Malaysia-Thailand Joint Development Area in the Gulf of Thailand, as well as exploratory drilling in other countries, also will require substantial capital outlays. The Company's capital budget for the year ending December 31, 1997, is approximately $310 million, excluding capitalized interest, of which approximately $150 million relates to the Fields and capital contributions to Oleoducto Central S.A. ("OCENSA"), $95 million relates to Block A-18, and $65 million relates to the Company's exploration and drilling program in other parts of the world. The Company has significantly underspent this plan during the first nine months of 1997, and expects that the final capital expenditures for 1997 will be significantly lower than the plan for the year. Capital requirements for the development of Block A-18, which will not commence until a heads of agreement for a definitive gas-sales contract is signed, are expected to be substantial over the three-year period prior to the first gas deliveries.

The Company expects to meet capital needs to fund operations and capital expenditures during the remainder of the year and beyond 1997 with a combination of some or all of the following: the Company's cash flow from operations, cash, credit facilities and additional facilities to be negotiated, asset sales, and the issuance of debt and equity securities. (See
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Requirements.)

GUARANTEES

At September 30, 1997, the Company had guaranteed loans of approximately $3.7 million for a Colombian pipeline company in which the Company has an ownership interest and guaranteed performance of $32.3 million in future exploration expenditures in various countries. These commitments are backed primarily by unsecured letters of credit and bank guarantees.

LITIGATION

As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, the Company and subsidiaries or former subsidiaries of the Company, including Triton Oil & Gas Corp., are or were among numerous defendants in three related lawsuits brought in the Superior Court of the State of California, County of Los Angeles, by (i) National Union Fire
Insurance  Company  ("National  Union")  and The Restaurant Enterprises Group,
(ii) Travelers Indemnity Company ("Travelers") and (iii) the City of Redondo Beach. All three lawsuits arose out of a 1988 storm and tidal wave at King Harbor in Redondo Beach, California. The lawsuits have alleged, among other things, that the defendants' negligence contributed to the collapse of a hotel and the flooding of a restaurant by extracting fluids from nearby oil wells which allegedly resulted in ground subsidence and lowered the height of the King Harbor breakwater.

The National Union and City of Redondo Beach lawsuits have been settled. Trial in the Travelers lawsuit has been set for December 1997. The Company believes that it and its subsidiaries have meritorious defenses and intends to defend the suits vigorously.

During the quarter ended September 30, 1995, the Company was advised by the United States Environmental Protection Agency ("EPA") and Justice Department that one of its domestic oil and gas subsidiaries, as a potentially responsible party for the clean-up of the Monterey Park, California Superfund site operated by Operating Industries, Inc., could agree to contribute approximately $2.8 million to settle its alleged liability for certain remedial tasks at the site. The subsidiary was advised that if it did not accept the settlement offer, it, together with other potentially responsible parties, may be ordered to perform or pay for various remedial tasks. After considering the cost of possible remedial tasks, its legal position relative to potentially responsible parties and insurers, possible legal defenses and other factors, the subsidiary declined to accept the offer.

In October 1997, the EPA advised the Company that the subsidiary has a formal period of negotiation regarding the final remediation design for the clean-up of the site and demanded reimbursement for certain unpaid costs that have been incurred. The government estimates the aggregate amount being negotiated as $217 million to be allocated among the 280 known operators. The subsidiary's share would be approximately $1 million. The subsidiary has 60 days from the date of receipt of the offer to reply and is currently considering the costs of remediation, its legal position relative to other potentially responsible parties, possible legal defenses and other factors.

On August 22, 1997, the Company was sued in the Superior Court of the State of California for the County of Los Angeles, by David A. Hite, Nordell International Resources Ltd., and International Veronex Resources, Ltd. The Company and the plaintiffs were adversaries in a 1990 arbitration proceeding in which the interest of Nordell International Resources Ltd. in the Enim oil field in Indonesia was awarded to the Company (subject to a 5% net profits interest for Nordell) and Nordell was ordered to pay the Company nearly $1 million. The arbitration award was followed by a series of legal actions by the parties in which the validity of the award and its enforcement were at issue. As a result of these proceedings, the award was ultimately upheld and enforced.

The current suit alleges that the plaintiffs were damaged in amounts aggregating $13 million primarily because of the Company's prosecution of various claims against the plaintiffs as well as its alleged misrepresentations, infliction of emotional distress, and improper accounting practices. The suit seeks specific performance of the arbitration award, damages for alleged fraud and misrepresentation in accounting for Enim field operating results, an accounting for Nordell's 5% net profit interest, and damages for emotional distress and various other alleged torts. The suit seeks interest, punitive damages and attorneys fees in addition to the alleged actual damages.

On September 26, 1997, the Company removed the action to the United States District Court for the Central District of California. The Company believes the suit is without merit and intends vigorously to defend it.

The Company is also subject to other various litigation matters, none of which is expected to have a material, adverse effect on the Company's operations or consolidated financial condition.



7.     CERTAIN  FACTORS  THAT  COULD  AFFECT  FUTURE  OPERATIONS

Certain statements in this report, including statements of the Company's and management's expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis of Financial Condition and Results of Operations" and these Notes to Condensed Consolidated Financial Statements, are forward-looking statements, as defined in Section 21D of the Securities Exchange Act of 1934, that are dependent on certain events, risks and uncertainties that may be outside the Company's control. These forward-looking statements include statements of management's plans and objectives for the Company's future operations and statements of future economic performance; information regarding drilling schedules, expected or planned production or transportation capacity, the future construction or upgrades of pipelines (including costs), when the Cusiana and Cupiagua fields might become self-financing, the completion of production facilities, future production of the Cusiana and Cupiagua fields, the negotiation of a heads of agreement to a gas-sales contract and a gas-sales contract and commencement of production in Malaysia-Thailand, the Company's capital budget and future capital requirements, the Company's meeting its future capital needs, the negotiation of additional credit facilities, the amount by which production from the Cusiana and Cupiagua fields may increase or when such increased production may commence, the Company's realization of its deferred tax asset, the level of future expenditures for environmental costs, the outcome of litigation matters, and proven oil and gas reserves and discounted future net cash flows therefrom; and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including those described in the context of such forward-looking statements, as well as those presented below.

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

CERTAIN  FACTORS  RELATING  TO  COLOMBIA

The Company is a participant in significant oil and gas discoveries in the Cusiana and Cupiagua fields, located approximately 160 kilometers (100 miles) northeast of Bogota, Colombia. Development of reserves in the Cusiana and Cupiagua fields is ongoing and will require additional drilling and completion of the production facilities currently under construction. The Company expects that the production facilities will be completed in 1998. Pipelines connect the major producing fields in Colombia to export facilities and to refineries.

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

CERTAIN  FACTORS  RELATING  TO  MALAYSIA-THAILAND

The Company is a partner in a significant gas exploration project located in the upper Malay Basin in the Gulf of Thailand approximately 450 kilometers northeast of Kuala Lumpur and 750 kilometers south of Bangkok as a contractor under a production-sharing contract covering Block A-18 of the Malaysia-Thailand Joint Development Area. Test results to date indicate that significant gas and oil deposits lie within the block. Development of gas production is in the early planning stages, but is expected to take several years and require the drilling of additional wells and the installation of production facilities, which will require significant additional capital expenditures, the ultimate amount of which cannot be predicted. Pipelines also will be required to be connected between Block A-18 and ultimate markets. The terms under which any gas produced from the Company's contract area in Malaysia-Thailand is sold may be affected adversely by the present monopoly gas-purchase and transportation conditions in both Thailand and Malaysia, including the Thai national oil company's monopoly of transportation within Thailand and its territorial waters. Recent changes in the government of Thailand may affect the timing and terms of a heads of agreement for the sale of gas from Block A-18 that has been the subject of negotiations between the Company and its field partners as sellers and the state energy companies of Malaysia and Thailand as buyers. The Company is unable to predict when such a heads of agreement may be signed.

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

8.     SUBSEQUENT  EVENT

In October 1997, the Company entered into an unsecured revolving credit facility with a bank providing for additional borrowings of up to $20 million.






           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS




                      LIQUIDITY AND CAPITAL REQUIREMENTS
                      ----------------------------------

     Cash, cash equivalents and marketable securities totaled $35.1 million and $14.9 million at September 30, 1997, and December 31, 1996, respectively. Working capital (deficit) was ($149.9 million) at September 30, 1997, an improvement of $32.3 million from December 31, 1996. At September 30, 1997, borrowings of $119.9 million under the Company's $125 million bank revolving credit facility, which matures August 31, 1998, were classified as a current liability. In September 1997, the Company received a $25 million down-payment in connection with the anticipated sale of its equity ownership interest in Oleoducto Central S.A. ("OCENSA"), the consummation of which is subject to a number of conditions and approvals. In the event the transaction is not consummated, the down-payment, which was recorded as an other current liability, must be repaid. Current liabilities included deferred income totaling $35.3 million and $28.5 million at September 30, 1997 and December 31, 1996, respectively, related to a forward oil sale consummated in 1995.

     During  April  1997, the Company issued $400 million aggregate face value
of  senior  indebtedness  to  refinance  other  indebtedness.    The  senior
indebtedness consisted of $200 million face amount of 8 3/4% Senior Notes due April 15, 2002, (the "2002 Notes") at 99.942% of the principal amount (resulting in $199.9 million aggregate net proceeds) and $200 million face amount of 9 1/4% Senior Notes due April 15, 2005, (the "2005 Notes" and together with the 2002 Notes, the "Senior Notes") at 100% of the principal amount for total aggregate net proceeds of $399.9 million before deducting transaction costs of approximately $1 million. At September 30, 1997, accrued interest on the Senior Notes, payable October 15, 1997, totaled $17 million.

     In May and June 1997, the Company offered to purchase all of its outstanding Senior Subordinated Discount Notes due November 1, 1997, (the "1997 Notes") and 9 3/4% Senior Subordinated Discount Notes due December 15, 2000 (the "9 3/4% Notes"), resulting in the retirement of the 1997 Notes and substantially all of the 9 3/4% Notes and the removal of the financial covenants in the remaining 9 3/4% Notes. At December 31, 1996, $189.9 million principle amount of the 1997 Notes was classified as a current liability. The Company's cash flows from operating activities for the nine months ended September 30, 1997 were reduced by $124.8 million, which was attributable to the interest accreted with respect to the 1997 Notes and the 9 3/4% Notes through the date of retirement. The Company has set aside funds for the redemption of the remaining 9 3/4% Notes in December 1997.

     The Company's capital expenditures and other capital investments were $169.5 million for the nine months ended September 30, 1997, primarily for development of the Cusiana and Cupiagua fields (the "Fields") in Colombia and exploration in Block A-18 in the Malaysia-Thailand Joint Development Area in the Gulf of Thailand. The capital spending program for the nine months ended September 30, 1997, was funded primarily with cash flow from operations and borrowings under the Company's credit facilities.

     Development of the Fields, including drilling and construction of additional production facilities, will require further capital outlays. Further exploration and development activities on Block A-18, as well as exploratory drilling in other countries, also will require substantial capital outlays. The Company's capital budget for the year ending December 31, 1997, is approximately $310 million, excluding capitalized interest, of which approximately $150 million relates to the Fields and capital contributions to OCENSA, $95 million relates to Block A-18, and $65 million relates to the Company's exploration and drilling program in other parts of the world. The Company has significantly underspent this plan during the first nine months of 1997, and expects that the final capital expenditures for 1997 will be significantly lower than the plan for the year. Capital requirements for the development of Block A-18, which will not commence until a heads of agreement for a definitive gas-sales contract is signed, are expected to be substantial over the three-year period prior to the first gas deliveries.

     The Company expects to meet capital needs to fund operations and capital expenditures during the remainder of the year and beyond 1997 with a combination of some or all of the following: the Company's cash flow from operations, cash, credit facilities and additional facilities to be negotiated, asset sales, and the issuance of debt and equity securities. The Company has received proposals from several banks to provide additional committed credit facilities, a portion of which are needed to meet the Company's cash needs for the remainder of 1997 depending on the timing of completion of a sale of the Company's equity ownership interest in OCENSA.
In addition, the Company's existing $125 million credit facility requires that the aggregate borrowings under the facility be reduced to $30 million in February 1998. The Company plans to replace the facility in the first quarter of 1998 with other facilities currently signed or under negotiation. There can be no assurance that the Company will be able to successfully negotiate additional credit facilities or consummate its anticipated sale of its equity ownership interest in OCENSA, and the Company may be required to seek alternative sources of capital.

     To facilitate a possible future securities issuance or issuances, the Company has on file with the Securities and Exchange Commission a shelf registration statement under which the Company could issue up to an aggregate of $200 million debt or equity securities. Under the most restrictive covenant in the Company's existing credit facilities, the Company generally could not permit total indebtedness (as defined in the various agreements) to exceed $650 million.

                             RESULTS OF OPERATIONS
                             ---------------------

     Sales  volumes  and  average  prices  realized  were  as  follows:



                                          THREE MONTHS ENDED  NINE MONTHS ENDED
                                          SEPTEMBER 30,          SEPTEMBER 30,
                                          ------------------  -----------------
                                            1997       1996    1997      1996
                                          ------      ------  ------     ------
Sales volumes
Oil (MBbls), excluding forward oil sale    1,374       1,431   3,805      4,379
Forward oil sale (1)  (MBbls delivered)      762         175   1,700        526
                                          ------      ------  ------     ------
Total                                      2,136       1,606   5,505      4,905
                                          ------      ------  ------     ------

Gas (MMcf)                                   277          68     481        646
Weighted average price realized:
Oil (per Bbl)                             $17.18      $18.99  $17.93     $18.86
Gas (per Mcf)                             $ 1.06      $ 4.22  $ 1.14     $ 1.60


(1) Commencing April 1, 1997, the delivery requirements under the forward oil sale increased by 195,711 barrels of oil per month.





                    THREE MONTHS ENDED SEPTEMBER 30, 1997,
              COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996

   Sales  and  Other  Operating  Revenues
   --------------------------------------

     Revenue increased $6.2 million in 1997, due to higher production ($10.1 million). This increase was partially offset by lower average realized oil prices ($3.8 million) reflecting the increased deliveries under the forward oil sale.

     Based on the operator's current projections, the Company expects gross production capacity from the Fields to reach 320,000 barrels per day during the fourth quarter and 500,000 barrels per day in 1998. In April 1997, the Company's delivery requirement under the forward oil sale increased from 58,425 barrels per month to 254,136 barrels per month, which had an adverse effect on the Company's earnings and cash flows on a per-barrel basis for the second and third quarters of 1997. The Company expects that the adverse effect on the Company's results of operations and cash flows will be mitigated by increased production from the Fields. There can be no assurance, however, about the timing of any increase in production.

  Costs  and  Expenses
  --------------------

     Third  quarter  operating  expenses  increased  $4.2 million in 1997, and
depreciation,  depletion  and  amortization  increased  $3.3  million.    The
Company's operating costs per equivalent barrel were $6.58 and $5.77 in 1997 and 1996, respectively. Operating expenses increased primarily due to an increase in pipeline tariffs of $3.1 million. Depreciation, depletion and amortization increased primarily due to higher production and a higher depletion rate.

     The Company expects that aggregate pipeline tariff costs from OCENSA will increase further during 1997 and 1998. OCENSA imposes a tariff on the Cusiana and Cupiagua fields shippers (the "Initial Shippers") estimated to recoup the total capital cost of the project over a 15 year period, its operating expenses, which include all Colombian taxes, interest expense, and the dividend to be paid by OCENSA to its shareholders. Any shippers of crude oil who are not Initial Shippers ("Third Party Shippers") will be assessed a tariff on a per-barrel basis, and OCENSA will use revenues from such tariffs to reduce the Initial Shippers' tariff. The Company cannot predict with any certainty the impact of the increased tariff on a per-barrel basis due to the uncertainty about the volumes of any Third Party Shippers' production to be transported by OCENSA and when the increases in production from the Cusiana and Cupiagua fields may occur.

     General and administrative expense increased $1.7 million in 1997 primarily due to growth of the Company's operations. Capitalized general and administrative costs were $9.7 million and $5.7 million in 1997 and 1996, respectively. The increased capitalized costs reflect the Company's increased exploration activities.

  Other  Income  and  Expenses
  ----------------------------

     Interest expense increased $2.4 million due to higher average debt outstanding during 1997 and lower capitalized interest ($.9 million) as a result of the Company's reduced average cost of debt.

     Other income included a foreign exchange gain (loss) of $5.8 million and ($1.4 million) in 1997 and 1996, respectively, primarily on deferred tax liabilities in Colombia, and an unrealized gain of $.6 million and $5.6 million in 1997 and 1996, respectively, representing the change in the fair market value of call options purchased in anticipation of a forward oil sale in 1995. Other income in 1996 included an $8.7 million gain on the sale of approximately 80% of the Company's shareholdings in Crusader Limited ("Crusader") and a loss provision of $2.3 million for certain legal matters.

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

     The income tax provision for 1997 included foreign deferred taxes totaling $3.7 million in 1997, primarily related to the Company's Colombian operations, compared with foreign deferred taxes of $5.5 million in 1996. Additionally, the income tax provision included a deferred tax expense in the United States totaling $.2 million, compared with a benefit of $5.3 million in 1996. Current taxes related to the Company's Colombian operations were $1.4 million and $.9 million in 1997 and 1996, respectively.


                     NINE MONTHS ENDED SEPTEMBER 30, 1997,
              COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996

  Sales  and  Other  Operating  Revenues
  --------------------------------------

     Revenue increased $8.4 million in 1997 (excluding properties sold during 1996), due to higher production ($13.4 million). This increase was partially offset by lower average realized oil prices ($5 million) reflecting the increased deliveries under the forward oil sale. Oil and gas sales from properties sold during 1996 aggregated $2.7 million in 1996.

     Other operating revenues in 1997 included a gain of $4.1 million from the sale of the Company's Argentine subsidiary. Other operating revenues in 1996 included a gain of $4.1 million from the sale of the Company's royalty interests in U.S. properties.

  Costs  and  Expenses
  --------------------

     Operating expenses increased $7.2 million in 1997, and depreciation, depletion and amortization increased $6.7 million. The Company's operating costs per equivalent barrel were $6.75 and $5.82 in 1997 and 1996, respectively. Operating expenses in Colombia increased by $9 million, primarily due to an increase in pipeline tariffs of $6.4 million and an increase in production taxes of $.7 million. Operating expenses attributable to properties sold during 1996 were $1.8 million in 1996. Depreciation, depletion and amortization in Colombia increased by $7.3 million due to higher production and a higher depletion rate.

     General and administrative expense increased $.7 million in 1997. Capitalized general and administrative costs were $24.4 million and $17.2 million in 1997 and 1996, respectively. The increased capitalized costs reflect the Company's increased exploration activities.

  Other  Income  and  Expenses
  ----------------------------

     Interest expense increased $4.6 million due to a higher average debt outstanding in 1997. Other income in 1997 and 1996 included an unrealized gain (loss) of ($3.4 million) and $6.2 million, respectively, representing the change in the fair market value of call options purchased in anticipation of a forward oil sale in 1995, and foreign exchange gains of $8.7 million and $.2 million in 1997 and 1996, respectively, primarily on deferred tax liabilities in Colombia. Other income in 1996 included a $10.4 million gain on the sale of the Company's shareholdings in Crusader Limited, a $7.6 million benefit from a legal settlement and a loss provision of $3.2 million for various legal matters.

  Income  Taxes
  -------------

     The income tax provision for 1997 included foreign deferred taxes totaling $9.3 million in 1997, primarily related to the Company's Colombian operations, compared with foreign deferred taxes of $14.8 million in 1996. Additionally, the income tax provision included a deferred tax benefit in the United States totaling $3.7 million, compared with a benefit of $14.1 million in 1996. Current taxes related to the Company's Colombian operations were $3.2 million and $2.7 million in 1997 and 1996, respectively.

  Extraordinary  Item
  -------------------

     The Company's results of operations for the nine months ended September 30, 1997, included an extraordinary expense of $14.5 million, net of a $7.8 million tax benefit, associated with extinguishment of the 1997 Notes and 9 3/4% Notes. During the nine months ended September 30, 1996, the Company recognized an extraordinary expense of $1.2 million, net of a $.6 million tax benefit, resulting from the purchase of $30 million face value of its 1997 Notes.

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

     With respect to the sale of oil to be produced by the Company, the Company has used a combination of swaps, options and collars to establish a minimum weighted average West Texas Intermediate ("WTI") benchmark price of $19 per barrel for an aggregate of 150,000 barrels of production during the period from October through December 1997. As a result, to the extent WTI prices exceed the minimum WTI benchmark price during each month within the period, the Company will be able to sell its production at the higher market price, and to the extent that WTI prices are below the minimum WTI benchmark price, the Company will be able to realize prices related to the minimum WTI benchmark price on its hedged production.

     In anticipation of entering into a forward oil sale in 1995, the Company purchased WTI benchmark call options to retain the ability to benefit from future WTI price increases above a weighted average price of $20.42 per barrel. The volumes and expiration dates on the call options coincide with the volumes and delivery dates of the forward oil sale. During the three and nine months ended September 30, 1997, the Company recorded an unrealized gain
(loss) of $.6 million and ($3.4 million), respectively, in other income, net related to the change in the fair market value of the call options. Future fluctuations in the fair market value of the call options will continue to affect other income as noncash adjustments.

     During the nine months ended September 30, 1997, markets provided the Company the opportunity to realize WTI benchmark oil prices on average $2.98 per barrel (excluding forward oil sale barrels) above the WTI benchmark oil price the Company set as part of its 1997 annual plan. As a result of financial and commodity market transactions settled during the nine months ended September 30, 1997, the Company's risk management program resulted in an average net realization of approximately $.16 per barrel lower than if the Company had not entered into such transactions.

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

  Certain  Factors  That  Could  Affect  Future  Operations
  ---------------------------------------------------------

     Certain statements in this report, including statements of the Company's and management's expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis of Financial Condition and Results of Operations" and these Notes to Condensed Consolidated Financial Statements, are forward-looking statements, as defined in Section 21D of the Securities Exchange Act of 1934, that are dependent on certain events, risks and uncertainties that may be outside the Company's control. These forward-looking statements include statements of management's plans and objectives for the Company's future operations and statements of future economic performance; information regarding drilling schedules; expected or planned production or transportation capacity; the future construction or upgrades of pipelines (including costs); when the Cusiana and Cupiagua fields might become self-financing; the completion of production facilities; future production of the Cusiana and Cupiagua fields; the negotiation of a heads of agreement to a gas-sales contract and a gas-sales contract and commencement of production in Malaysia-Thailand; the Company's capital budget and future capital requirements; the Company's meeting its future capital needs; the negotiation of additional credit facilities; the amount by which production from the Cusiana and Cupiagua fields may increase or when such increased production may commence; the Company's realization of its deferred tax asset; the level of future expenditures for environmental costs, the outcome of litigation matters; and proven oil and gas reserves and discounted future net cash flows therefrom; and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including those described in the context of such forward-looking statements and in the notes to Notes to Condensed Consolidated Financial Statements.







                          PART II. OTHER INFORMATION




ITEM  1.          LEGAL  PROCEEDINGS

LITIGATION

As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, the Company and subsidiaries or former subsidiaries of the Company, including Triton Oil & Gas Corp., are or were among numerous defendants in three related lawsuits brought in the Superior Court of the State of California, County of Los Angeles, by (i) National Union Fire
Insurance  Company  ("National  Union")  and The Restaurant Enterprises Group,
(ii) Travelers Indemnity Company ("Travelers") and (iii) the City of Redondo Beach. All three lawsuits arose out of a 1988 storm and tidal wave at King Harbor in Redondo Beach, California. The lawsuits have alleged, among other things, that the defendants' negligence contributed to the collapse of a hotel and the flooding of a restaurant by extracting fluids from nearby oil wells which allegedly resulted in ground subsidence and lowered the height of the King Harbor breakwater.

The National Union and City of Redondo Beach lawsuits have been settled. Trial in the Travelers lawsuit has been set for December 1997. The Company believes that it and its subsidiaries have meritorious defenses and intends to defend the suits vigorously.

During the quarter ended September 30, 1995, the Company was advised by the United States Environmental Protection Agency ("EPA") and Justice Department that one of its domestic oil and gas subsidiaries, as a potentially responsible party for the clean-up of the Monterey Park, California Superfund site operated by Operating Industries, Inc., could agree to contribute approximately $2.8 million to settle its alleged liability for certain remedial tasks at the site. The subsidiary was advised that if it did not accept the settlement offer, it, together with other potentially responsible parties, may be ordered to perform or pay for various remedial tasks. After considering the cost of possible remedial tasks, its legal position relative to potentially responsible parties and insurers, possible legal defenses and other factors, the subsidiary declined to accept the offer.

In October 1997, the EPA advised the Company that the subsidiary has a formal period of negotiation regarding the final remediation design for the clean-up of the site and demanded reimbursement for certain unpaid costs that have been incurred. The government estimates the aggregate amount being negotiated as $217 million to be allocated among the 280 known operators. The subsidiary's share would be approximately $1 million. The subsidiary has 60 days from the date of receipt of the offer to reply and is currently considering the costs of remediation, its legal position relative to other potentially responsible parties, possible legal defenses and other factors.

In June 1994, the Company and numerous other defendants were served by the State of Nevada, Division of Environmental Protection in a state court proceeding in Clark County, Nevada, relating to a potential remediation of certain underground water contamination at the McCarran International Airport. The proceeding was dismissed in September 1997.

On August 22, 1997, the Company was sued in the Superior Court of the State of California for the County of Los Angeles, by David A. Hite, Nordell International Resources Ltd., and International Veronex Resources, Ltd. The Company and the plaintiffs were adversaries in a 1990 arbitration proceeding in which the interest of Nordell International Resources Ltd. in the Enim oil field in Indonesia was awarded to the Company (subject to a 5% net profits interest for Nordell) and Nordell was ordered to pay the Company nearly $1 million. The arbitration award was followed by a series of legal actions by the parties in which the validity of the award and its enforcement were at issue. As a result of these proceedings, the award was ultimately upheld and enforced.

The current suit alleges that the plaintiffs were damaged in amounts aggregating $13 million primarily because of the Company's prosecution of various claims against the plaintiffs as well as its alleged misrepresentations, infliction of emotional distress, and improper accounting practices. The suit seeks specific performance of the arbitration award, damages for alleged fraud and misrepresentation in accounting for Enim field operating results, an accounting for Nordell's 5% net profit interest, and damages for emotional distress and various other alleged torts. The suit seeks interest, punitive damages and attorneys fees in addition to the alleged actual damages.

On September 26, 1997, the Company removed the action to the United States District Court for the Central District of California. The Company believes the suit is without merit and intends vigorously to defend it.

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




  3.1  Memorandum of Association. (1)
  3.2  Articles of Association. (1)
  4.1  Specimen Share Certificate of Ordinary Shares, $.01 par value, of the Company. (2)
  4.2  Rights Agreement dated as of March 25, 1996, between Triton and Chemical Bank, as
       Rights Agent, including, as Exhibit A thereto, Resolutions establishing the Junior
       Preference Shares. (1)
  4.3  Resolutions Authorizing the Company's 5% Convertible Preference Shares. (3)
  4.4  Amendment No. 1 to Rights Agreement dated as of August 2, 1996, between Triton and
       Chemical Bank, as Rights Agent. (4)
 10.1  Amended and Restated  Retirement Income Plan. (5)
 10.2  Amended and Restated Supplemental Executive Retirement Income Plan. (6)
 10.3  1981 Employee Non-Qualified Stock Option Plan. (7)
 10.4  Amendment No. 1 to the 1981 Employee Non-Qualified Stock Option Plan. (8)
 10.5  Amendment No. 2 to the 1981 Employee Non-Qualified Stock Option Plan. (7)
 10.6  Amendment No. 3 to the 1981 Employee Non-Qualified Stock Option Plan. (5)
 10.7  1985 Stock Option Plan. (9)
 10.8  Amendment No. 1 to the 1985 Stock Option Plan. (7)
 10.9  Amendment No. 2 to the 1985 Stock Option Plan. (5)
10.10  Amended and Restated 1986 Convertible Debenture Plan. (5)
10.11  1988 Stock Appreciation Rights Plan. (10)
10.12  1989 Stock Option Plan. (11)
10.13  Amendment No. 1 to 1989 Stock Option Plan. (7)
10.14  Amendment No. 2 to 1989 Stock Option Plan. (5)
10.15  Second Amended and Restated 1992 Stock Option Plan. (13)
10.16  Form of Amended and Restated Employment Agreement with Triton Energy Limited and its executive officers. (20)
10.17  Form of Amended and Restated Employment Agreement with Triton Energy Limited and certain officers. (20)
10.18  Amended and Restated 1985 Restricted Stock Plan. (5)
10.19  First Amendment to Amended and Restated 1985 Restricted Stock Plan. (12)
10.20  Second Amendment to Amended and Restated 1985 Restricted Stock Plan. (13)
10.21  Executive Life Insurance Plan. (14)
10.22  Long Term Disability Income Plan. (14)
10.23  Amended and Restated Retirement Plan for Directors. (9)
10.24  Amended and Restated Indenture dated as of March 25, 1996 between Triton and
       Chemical Bank, with respect to the issuance of Senior Subordinated Discount Notes due 1997. (13)
10.25  Amended and Restated Senior Subordinated Indenture by and between the Company and
       United States Trust Company of New York, dated as of March 25, 1996. (13)
10.26  Contract for Exploration and Exploitation for Santiago de Atalayas I with an effective date of July 1, 1982, between Triton Colombia, Inc., and Empresa Colombiana
       De Petroleos. (9)
10.27  Contract for Exploration and Exploitation for Tauramena with an effective date of July
       4, 1988, between Triton Colombia, Inc., and Empresa Colombiana De Petroleos. (10)
10.28  Summary of Assignment legalized by Public Instrument No. 1255 dated September 15,
       1987 (Assignment is in Spanish language). (10)
10.29  Summary of Assignment legalized by Public Instrument No. 1602 dated June 11, 1990
       (Assignment is in Spanish language). (10)
10.30  Summary of Assignment legalized by Public Instrument No. 2586 dated September 9,
       1992 (Assignment is in Spanish language). (10)
10.31  401(K) Savings Plan. (5)
10.32  Contract between Malaysia-Thailand and Joint Authority and Petronas Carigali
       SDN.BHD.and Triton Oil Company of Thailand relating to Exploration and Production of  Petroleum for Malaysia-Thailand Joint Development Area Block A-18.(15)
10.33  Triton Crude Purchase Agreement between Triton Colombia, Inc. and Oil Co., LTD.
       dated May 25, 1995. (16)
10.34  Credit Agreement among Triton Colombia, Inc., Triton Energy Corporation,
       NationsBank, N.A. (Carolinas) and Export-Import Bank of the United States. (12)
10.35  Amendment No. 1 to Credit Agreement among Triton Colombia, Inc., Triton Energy
       Corporation, NationsBank, N.A. (Carolinas) and Export-Import Bank of the United
       States. (12)
10.36  Amendment No. 2 to Credit Agreement among Triton Colombia, Inc., Triton Energy
       Corporation, NationsBank, N.A. (Carolinas) and Export-Import Bank of the United
       States. (13)
10.37  Agreement and Plan of Merger among Triton Energy Corporation, Triton Energy
       Limited and TEL Merger Corp. (12)
10.38  Credit Agreement among Triton Energy Limited and Triton Energy Corporation, as
       Borrowers, and NationsBank of Texas, N.A., Barclays Bank PLC, Meespierson N.V.,
       The Chase Manhattan Bank and Societe Generale, Southwest Agency dated
       August 30, 1996. (17)
10.45  Form of Indemnity Agreement entered into with each director and officer of the
       Company. (17)
10.46  Restated Employment Agreement between John Tatum and the Company. (20)
10.47  Description of Performance Goals for Executive Bonus Compensation. (20)
10.48  Demand Promissory Note - Grid executed by Triton Energy Limited in favor of
       Banque Paribas dated as of September 15, 1997. (23)
10.49  Supplemental Indenture dated April 17, 1997 among Triton Energy Corporation, Triton
       Energy Limited and The Chase Manhattan Bank (formerly known as Chemical Bank)
       amending Amended and Restated Indenture dated as of March 25, 1996 relating to the Senior Subordinated Discount Notes due 1997. (21)
10.50  Supplemental Indenture dated April 17, 1997 among Triton Energy Corporation, Triton
       Energy Limited and United States Trust Company of New York amending Amended and Restated Senior Subordinated Indenture dated as of March 25, 1996 relating to the
       9 3/4% Senior Subordinated Discount Notes due 2000. (21)
10.51  Senior Indenture dated April 10, 1997 among Triton Energy Corporation, Triton
       Energy Limited and The Chase Manhattan Bank. (21)
10.52  First Supplemental Indenture dated April 10, 1997 among Triton Energy Corporation,
       Triton Energy Limited and The Chase Manhattan Bank amending Senior Indenture dated as of April 10, 1997 relating to the 8 3/4% Senior Notes due 2002. (21)
10.53  Second Supplemental Indenture dated April 10, 1997 among Triton Energy Corporation,
       Triton Energy Limited and The Chase Manhattan Bank amending Senior Indenture dated as of April 10, 1997 relating to the 9 1/4% Senior Notes due 2005. (21)
10.54  First Amendment to Credit Agreement dated as of April 4, 1997 among Triton Energy
       Limited and Triton Energy Corporation, as Borrowers, and NationsBank of Texas, N.A.,
       Barclays Bank PLC, Meespierson N.V., The Chase Manhattan Bank and Societe
       Generale, Southwest Agency. (21)
10.55  1997 Share Compensation Plan. (21)
10.56  First Amendment to Second Amended and Restated 1992 Stock Option Plan. (21)
10.57  Agreement to Release Triton Energy Corporation and Second Amendment to Credit
       Agreement dated as of July 21, 1997 among Triton Energy Limited and Triton Energy
       Corporation, as Borrowers, and NationsBank of Texas, N.A., Barclays Bank PLC,
       MeesPierson N.V., The Chase Manhattan Bank and Societe Generale, Southwest
       Agency. (22)
10.58  Amended and Restated Indenture dated July 25, 1997 between Triton Energy Limited and
       The Chase Manhattan Bank. (22)
10.59  Amended and Restated First Supplemental Indenture dated July 25, 1997 between Triton
       Energy Limited and The Chase Manhattan Bank relating to the 8 3/4% Senior Notes due 2002. (22)
10.60  Amended and Restated Second Supplemental Indenture dated July 25, 1997 between
       Triton Energy Limited and The Chase Manhattan Bank relating to the 9 1/4% Senior
       Notes due 2005. (22)
10.61  Third Amendment to Credit Agreement dated as of September 30, 1997 among Triton
       Energy Limited, NationsBank of Texas, N.A., Barclays Bank PLC, MeesPierson N.V.,
       The Chase Manhattan Bank and Societe Generale, Southwest Agency. (23)
 11.1  Computation of Earnings per Share. (23)
 12.1  Computation of Ratio of Earnings to Fixed Charges. (23)
 12.2  Computation of Ratio of Earnings to Combined Fixed Charges and Preference
       Dividends. (23)
 27.1  Financial Data Schedule.(23)
 99.1  Rio Chitamena Association Contract. (19)
 99.2  Rio Chitamena Purchase and Sale Agreement. (19)
 99.3  Integral Plan - Cusiana Oil Structure. (19)
 99.4  Letter Agreements with co-investor in Colombia. (19)
 99.5  Colombia Pipeline Memorandum of Understanding. (19)
 99.6  Amended and Restated Oleoducto Central S.A. Agreement dated as of March 31,
       1995. (18)


___________________



 (1)  Previously filed as an exhibit to the Company's Registration Statement on Form S-3
      (No 333-08005) and incorporated herein by reference.
 (2)  Previously filed as an exhibit to the Company's Registration Statement on Form 8-A dated March 25, 1996 and incorporated herein by reference.
 (3)  Previously filed as an exhibit to the Company's and Triton Energy Corporation's
      Registration Statement on Form S-4 (No. 333-923) and incorporated herein by reference.
 (4)  Previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A
      (Amendment No. 1) dated August 14, 1996 and incorporated herein by reference.
 (5)  Previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form
      10-Q for the quarter ended November 30, 1993 and incorporated by reference herein.
 (6)  Previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form
      10-Q  for the quarter ended September 30, 1995 and incorporated herein by reference.
 (7)  Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
      10-K for the fiscal year ended May 31, 1992 and incorporated herein by reference.
 (8)  Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
      10-K for the fiscal year ended May 31, 1989 and incorporated by reference herein.
 (9)  Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
      10-K for the fiscal year ended May 31, 1990 and incorporated herein by reference.
(10)  Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
      10-K for the fiscal year ended May 31, 1993 and incorporated by reference herein.
(11)  Previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form
      10-Q for the quarter ended November 30, 1988 and incorporated herein by reference.
(12)  Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
      10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.
(13)  Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
      quarter ended March 31, 1996 and incorporated herein by reference.
(14)  Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
      10-K for the fiscal year ended May 31, 1991 and incorporated herein by reference.
(15)  Previously filed as an exhibit to Triton Energy Corporation's current report on Form
      8-K dated April 21, 1994 and incorporated by reference herein.
(16)  Previously filed as an exhibit to Triton Energy Corporation's Current Report on Form
      8-K dated May 26, 1995 and incorporated herein by reference.
(17)  Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
      quarter ended September 30, 1996 and incorporated herein by reference.
(18)  Previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form
      10-Q for the quarter ended June 30, 1995 and incorporated herein by reference.
(19)  Previously filed as an exhibit to Triton Energy Corporation's current report on Form
      8-K/A dated July 15, 1994 and incorporated by reference herein.
(20)  Previously filed as an exhibit to Triton Energy Limited's Annual Report on Form 10-K for
      the fiscal year ended December 31, 1996 and incorporated herein by reference.
(21)  Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
      quarter ended March 31, 1997 and incorporated herein by reference.
(22)  Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
      quarter ended June 30, 1997 and incorporated herein by reference.
(23)  Filed herewith.



(b)   Reports  on  Form  8-K

      None


                              PART II. SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         TRITON  ENERGY  LIMITED


                                         By: /s/  Peter  Rugg
                                         --------------------
                                         Peter  Rugg
                                         Senior  Vice President and
                                           Chief Financial Officer


Date:    November  14,  1997