Form 10-K
period 1997-12-31
TRITON ENERGY LTD
filed 1998-03-31
CIK 1009404

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
(Mark  One)

 ( X )           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED: December 31, 1997

                                      OR

 (   )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
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

          Securities registered pursuant to Section 12(b) of the Act:

                                                     NAME  OF  EACH  EXCHANGE
          TITLE  OF  EACH  CLASS                      ON WHICH REGISTERED
          ----------------------                     -------------------

          Ordinary  Shares,  $.01  par  value        New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                     None.

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
SUCH  FILING  REQUIREMENTS  FOR  THE  PAST  90  DAYS.    YES X              NO
     INDICATE  BY  CHECK  MARK  IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K (SECTION 229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.
     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AT MARCH 16, 1998 (FOR SUCH PURPOSES ONLY, ALL DIRECTORS AND EXECUTIVE OFFICERS ARE PRESUMED TO BE AFFILIATES) WAS APPROXIMATELY $1.2 BILLION, BASED ON THE CLOSING SALES PRICE OF $32 13/16 ON THE NEW YORK STOCK EXCHANGE.

     AS OF MARCH 16, 1998,        36,576,047 ORDINARY SHARES OF THE REGISTRANT
                            ----------------
WERE  OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE
       PORTIONS OF THE PROXY STATEMENT PERTAINING TO THE 1998 ANNUAL MEETING OF SHAREHOLDERS OF TRITON ENERGY LIMITED ARE INCORPORATED BY REFERENCE INTO PART
                                III HEREOF.

                              TRITON ENERGY LIMITED

                               TABLE OF CONTENTS




Form 10-K Item                                                             Page
--------------

PART I
ITEMS 1.   and 2.   Business and Properties                                   2
ITEM 3.    Legal Proceedings                                                 19
ITEM 4.    Submission of Matters to a Vote of Security Holders               20

PART II
ITEM 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters                                               21
ITEM 6.    Selected Financial Data                                           23
ITEM 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                             24
ITEM 7.A.  Quantitative and Qualitative Disclosures about Market Risk        35
ITEM 8.    Financial Statements and Supplementary Data                       35
ITEM 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure                                              35

PART III
ITEM 10.   Directors and Executive Officers of the Registrant                36
ITEM 11.   Executive Compensation                                            36
ITEM 12.   Security Ownership of Certain Beneficial Owners and Management    36
ITEM 13.   Certain Relationships and Related Transactions                    36

PART IV
ITEM 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K  37



                                    PART I


ITEMS  1.  AND  2. BUSINESS  AND  PROPERTIES

GENERAL

          Triton Energy Limited is an international oil and gas exploration and production company. The Company's principal properties, operations, and oil and gas reserves are located in Colombia and Malaysia-Thailand. The Company is actively exploring for oil and gas in these areas, as well as in southern Europe, Africa, Asia and the Middle East.

          Triton Energy Limited was incorporated in the Cayman Islands in 1995 to become the parent holding company of Triton Energy Corporation, a corporation formed in Texas in 1962 and reincorporated in Delaware in 1995. The Company's principal executive offices are located at Caledonian House, Mary Street, George Town, Grand Cayman, Cayman Islands, and its telephone number is (345) 949-0050. The terms "Company" and "Triton" when used in this report mean Triton Energy Limited and its subsidiaries and other affiliates through which Triton conducts its business, unless the context otherwise implies.

RECENT  DEVELOPMENT

          On March 30, 1998, the Company announced that its Board of Directors approved the retention of CIBC World Markets Lovegrove & Associates and Lehman Brothers, Inc. as independent advisers to assist in studying strategic alternatives for maximizing shareholder value. The strategic alternatives under consideration may include the sale or farmout of a portion or all of the Company's interest in Block A-18 of the Malaysia-Thailand Joint Development Area in the Gulf of Thailand, the sale of a portion or all of the Company's interest in the Cusiana and Cupiagua oil fields in Colombia, or both. The Company can give no assurance that it will be successful in pursuing any of these strategic alternatives or as to the terms upon which any such transaction may ultimately be consummated.


OIL  AND  GAS  PROPERTIES

     Colombia
     --------

          Through the Company's wholly owned subsidiaries, Triton Colombia, Inc. and Triton Resources Colombia, Inc. (collectively, "Triton Colombia"), the Company has varying participation interests in seven licenses in Colombia.

     Cusiana  and  Cupiagua  Fields

          Contract  Terms.    In  the  foothills  of  the Llanos Basin area in
          ---------------
eastern Colombia, Triton Colombia holds a 12% interest in the SDLA, Tauramena and Rio Chitamena contract areas, covering approximately 66,000, 36,300 and 6,700 acres, respectively, where an active appraisal and development program is being carried out in the Cusiana and Cupiagua fields. Triton's partners in these areas are Empresa Colombiana De Petroleos ("Ecopetrol"), the Colombian national oil company, with a 50% interest, BP Exploration Company (Colombia) Limited ("BP"), the operator, with a 19% interest, and TOTAL Exploratie en Produktie Maatschippij B.V. ("TOTAL"), also with a 19% interest. In 1993, Ecopetrol declared the Cusiana and Cupiagua fields to be commercial and exercised its right to acquire a 50% interest. Triton's net revenue interest is approximately 9.6% after governmental royalties. Triton's net revenue is reduced by up to 0.36% pursuant to an agreement with an original co-investor, subject to Triton being reimbursed for a proportionate share of expenditures relating thereto.

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

          Within the first quarter of 2005, an independent determination of the original barrels of oil equivalent ("BOE") of petroleum in place under the unified area and under each association contract will be made. Then a "tract factor" will be calculated for each association contract. Each tract factor will be the amount of original BOEs of petroleum in place under the particular association contract as a percentage of the total original BOEs under the unified area. Each party's unified area interest during the second period (commencing from the expiration of the SDLA association contract in 2010) and during the final period (commencing from the termination of the second association contract to termination) will be the aggregate of that party's interest in each remaining association contract multiplied by the tract factor for each such contract.

          Recent  Drilling Results.  In the Cusiana Field, Triton Colombia and
          ------------------------
its working interest partners have completed and have in service 36 producing wells, 10 gas injection wells and one water injection well. The gas injection wells recycle to the reservoir most of the gas that is associated with the oil production to increase the oil recoverable during the life of the field. The water injection well is injecting the field's produced water into the Barco and Guadalupe formations for disposal and pressure maintenance. There are currently five drilling rigs operating in the Cusiana Field, and it is expected that 13 oil-production and gas-injection wells will be completed during 1998. Development drilling is proceeding on a schedule that is intended to have sufficient well capacity at all times to meet production capacities of field facilities and export pipelines from the area.

          During 1997, Triton Colombia and its working interest partners completed an additional seven wells in the Cupiagua Field, bringing the yearend total completions to date to 17 wells, which are awaiting startup of production facilities in 1998. There are currently five drilling rigs operating in the Cupiagua Field, and it is expected that 13 additional wells will be completed during 1998. Development wells drilled during 1997 more fully defined the areal extent of the field and the oil/water contacts in the fields.

          In January 1998, the sidetrack of the suspended Cusiana 5 well, referred to as the Cupiagua-EXP well, was completed as a discovery of the Cupiagua South extension of the Cupiagua Field. The well penetrated the Mirador and Barco formations and confirmed the upthrown block of the Cupiagua lower plate. The logs and other data taken from the well confirmed that the accumulation has a different oil/water contact than either the core of the Cupiagua Field or the lower plate discovered in the Cupiagua K-5 well, drilled in late 1995.

     Production  Facilities and Pipelines.  The four early production units of
     ------------------------------------
the Cusiana Field central processing facility are designed to handle approximately 180,000 barrels of daily production throughput. In July and August 1997, two 80,000 barrels of oil per day ("BOPD") Cusiana production trains were commissioned, which brought the production capacity of the Cusiana central processing facility to 320,000 BOPD. Startup of the two 100,000 BOPD production trains at the Cupiagua central processing facility is expected in 1998. Upon completion of the Cupiagua facilities, the total production capacity from the Cusiana/Cupiagua complex is expected to reach 500,000 BOPD.

     In the third quarter of 1997, expansion of pipeline and port facilities to transport and handle crude oil from the Cusiana and Cupiagua fields to the Caribbean port of Covenas was completed. These pipeline and port facilities are operated by Oleoducto Central S.A. ("OCENSA"), a company formed by Triton Pipeline Colombia, Inc., a wholly owned subsidiary of the Company until its sale in February 1998, Ecopetrol, BP Colombia Pipelines Ltd., Total Pipeline Colombie, S.A., IPL Enterprises (Colombia) Inc. and TCPL International Investments Inc.

          The new pipeline segments complete a 793-kilometer (495-mile) pipeline system from the Cusiana and Cupiagua fields to the port of Covenas. It generally follows the route of the two existing pipelines: the Central Llanos pipeline from El Porvenir to Vasconia and the Oleoducto de Colombia pipeline from Vasconia to Covenas. A portion of the Central Llanos pipeline and pump station upgrades at El Porvenir and Miraflores were acquired by OCENSA in 1995.

     Other  Areas  in  Colombia

          Triton owns rights to four additional licenses in Colombia. In the Middle Magdalena Valley basin and adjacent foothills, Triton owns a 50% interest (before certain royalties and government participation) in the El Pinal al contract area, which covers approximately 71,000 acres approximately 330 kilometers (205 miles) north of Bogota . In the southern part of El Pinal, Triton discovered and confirmed the Liebre Field
with two wells (the Liebre-1 and  -2).    In  1995,  Ecopetrol approved
Triton's application to declare the Liebre Field commercial. Production from the field, which began in January 1997, is currently 370 BOPD from the two wells.

          In June 1995, the Company was awarded the Guayabo A and B and Las Amelias association contracts covering a contiguous area of approximately 1.8
million  acres.    The area is located approximately 150 kilometers (93 miles)
north  of  Bogota    and 140 kilometers (87 miles) northwest of the Cusiana and
Cupiagua  fields,  and  is  contiguous  with the El Pinal contract area to the
north.    The terms of these association contracts are less favorable than the terms of the Cusiana and Cupiagua association contracts. Triton has acquired seismic data in a program totaling 178 kilometers (111 miles) over the Guayabo A and B blocks, and 195 kilometers (122 miles) over the Las Amelias block, as well as approximately 15,000 kilometers (9,375 miles) of aeromagnetic data. Triton's partner in these areas is Deminex Colombia Petroleum GmbH with a 50% interest.

     Malaysia-Thailand
     -----------------

          Through the Company's wholly owned subsidiaries, Triton Oil Company of Thailand (JDA) Limited and Triton Oil Company of Thailand (collectively, "Triton Thailand"), the Company has a participating interest in Block A-18 of the Malaysia-Thailand Joint Development Area in the Gulf of Thailand. To date, eight fields have been discovered on the block.

          Contract  Terms

          In April 1994, Triton Thailand signed a production-sharing contract covering the offshore area designated as Block A-18 of the Malaysia-Thailand Joint Development Area. The contract area in the Gulf of Thailand, which encompasses approximately 731,000 acres, had been the subject of overlapping claims between Malaysia and Thailand. The other parties to the production-sharing contract are the Malaysia-Thailand Joint Authority (the "MTJA"), which has been established by treaty to administer the Joint Development Area, and Petronas Carigali (JDA) Sdn. Bhd. ("Carigali"), a subsidiary of the Malaysian national oil company. The treaty provides for the development of the Joint Development Area that includes Block A-18. Triton Thailand previously held a license from Thailand that covered part of the Joint Development Area.

          The term of the contract is 35 years, subject to possible relinquishment of certain areas and subject to the treaty between Malaysia and Thailand creating the MTJA remaining in effect. Triton and Carigali have the right to explore for oil and gas for the first five years of the contract. The contract provides that if there is a discovery of natural gas (not associated with crude oil), and if the MTJA agrees, the contractors will be able to hold that gas field without production for an additional five-year period, provided the contractors submit to the MTJA an acceptable development plan for the field. In 1997, the MTJA agreed, subject to government approval, to extend the five-year exploration period by three years, but the holding period for any discovery in the additional three-year period would not extend beyond the tenth anniversary of the contract. The 35-year term also was unaffected. The contractors then have a five-year period from the MTJA's acceptance of the development plan to develop the field, and have the right to produce gas from the field for 20 years plus a number of years equal to the number of years, if any, prior to the end of the holding period that gas production commenced (or until the termination of the contract, if earlier). The contract grants to the operators the right to produce oil from an oil field for 25 years plus a number of years equal to the number of years, if any, prior to the fifth anniversary of the contract that oil production commenced (or until the termination of the contract, if earlier). Any areas not developed and producing within the periods provided will be relinquished.

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

          Simultaneously with the execution of the production sharing contract, the parties executed a joint operating agreement governing Block A-18 operations. The operating agreement designated as operator Carigali-Triton Operating Company Sdn. Bhd. ("CTOC"), a company owned equally by Triton Thailand and Carigali.

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

          Recent  Drilling  Results

          During 1997, one appraisal well and four exploratory wells were drilled on Block A-18.

          In July 1997, the Bumi North-1 appraisal well was drilled to delineate the Bumi Field. The well was tested at a combined rate of 42 MMcf of gas and 362 barrels of condensate per day from selected intervals. The well was drilled in approximately 183 feet of water to a total depth of 9,250 feet, approximately 15 kilometers (9 miles) north-northeast of Bumi-1.

          During 1997, exploratory drilling discovered four additional fields in Block A-18. The Senja-1 well discovered both oil- and gas-bearing zones in the Senja Field. On test, the well flowed at a combined rate of 2,725 barrels of oil, 39 MMcf of gas and 368 barrels of condensate per day from selected intervals. The well was drilled in approximately 179 feet of water to a total depth of 7,600 feet. The Senja Field is located in the northwest portion of the block. The Bumi East-1 well tested at a combined rate of 34 MMcf of gas and 1,681 barrels of condensate per day from selected intervals in the Bumi East Field. The well was drilled in approximately 188 feet of water to a total depth of 9,100 feet, approximately 16 kilometers (10 miles) northeast of Bumi-1. The Samudra-1 well tested at a combined rate of 49 MMcf of gas and 858 barrels of condensate per day from selected intervals. The well was drilled in approximately 176 feet of water to a total depth of 12,000 feet. The Samudra Field is located in the southwest portion of the block. The Wira-1 well discovered the Wira Field, located in the central portion of the block. The well was drilled in approximately 174 feet of water to a total depth of 10,000 feet. One production test was conducted to confirm results of electric logs and hydrocarbon samples taken from the reservoir. The Wira-1 well flowed at a maximum daily rate of 9.1 MMcf of gas and 137 barrels of condensate per day.

          Development  Plan

          In December 1997, the MTJA approved the field development plan for the Cakerawala Field. Initial development plans call for three wellhead platforms, a production platform, a living quarters platform, a floating storage and offloading vessel for oil and condensate and 35 development wells. Development of the field is expected to commence following execution of the heads of agreement and to take approximately 30 to 36 months to complete.

     Ecuador
     -------

          Through the Company's subsidiary, Triton Ecuador, Inc. LLC, the Company holds an interest in Block 19, which covers approximately 494,000 acres located in the Ecuadorian foothills of the eastern side of the Andes Mountains in the Oriente Basin. Triton's partners in the block are Vintage Petroleum Ecuador, Inc., with a 30% interest, and Ranger Oil Limited, with a 15% interest. The partners' work program commitments for Block 19 consist of the acquisition of 400 kilometers (250 miles) of new seismic data and the drilling of two exploratory wells during a four-year exploration period. The Huataracu-1 exploratory well, completed in May 1997, was plugged and abandoned after tests failed to confirm the presence of commercial quantities of oil or gas. An environmental impact study for a second exploratory well, Arapino-1, was approved in December of 1997.

     Guatemala
     ---------

          Through the Company's subsidiary, Triton Guatemala S.A., the Company has acquired an interest in two contiguous blocks. The blocks cover a total of approximately 608,000 acres located on the border with Mexico in an extension of the Chiapas Fold Belt province. In May 1997, Triton executed an agreement with Pioneer Natural Resources providing Pioneer the right to earn a 40% interest in both blocks, subject to government approval. The Piedras Blancas-1 exploratory well was drilled in 1997, reaching a total depth of 10,188 feet, and was plugged and abandoned after tests failed to confirm the presence of commercial quantities of oil or gas. In 1998, Triton's request for extensions of the seismic option periods for both blocks was approved. Triton is reviewing the Blocks for future drilling opportunities.

     China
     -----

          The Company's subsidiary, Triton China, Inc. LLC, has signed production sharing contracts with the China National Offshore Oil Company ("CNOOC"), which give the Company the right to explore and develop two contiguous offshore contract areas, Blocks 16/03 and 16/22. The blocks cover a total of 2.4 million acres located in the Huizhou Sub-Basin of the Pearl River Mouth Basin approximately 175 kilometers (110 miles) offshore Hong Kong in water depths ranging from 300 to 650 feet. Pursuant to extensions granted in 1998, the blocks have a primary exploration term expiring on March 31, 1999. The obligation well for Block 16/03 was plugged and abandoned with no tests. Mobil Exploration & Producing China Inc. has notified Triton of its intent to withdraw from the blocks effective March 31, 1998.

          Triton  is  also    party to an offshore Joint Study Agreement with
CNOOC for Block JSA 24/05, which covers approximately 1.5 million acres in water depths ranging from 50 to 200 feet in the Liedong area of the South China Sea. In 1998, the Company determined that it would not convert the Joint Study Agreement for Block JSA 24/10 into a production sharing contract.

     Greece
     ------

          The Company's subsidiary, Triton Hellas S.A., has signed two leases with the national oil company of Greece, which give the Company the right to explore and develop an area of approximately 1.5 million acres. The Gulf of Patraikos contract area is located offshore between the coastline of the western Greece's mainland and the offshore Ionian islands of Lefkas, Kefalonia and Zakynthos in water depths of up to 1,700 feet. The lease provides a primary four-year exploration term with a commitment of 2,000 kilometers of seismic and the drilling of one exploratory well for a total expenditure of not less than $13.5 million. The Aitoloakarnania contract area is located onshore in the prefecture of Aitoloakarnania in western Greece. The lease provides a primary two-year exploration term with a commitment of 200 kilometers of seismic and the drilling of two exploratory wells for a total expenditure of not less than $13.25 million. Reprocessing of existing seismic was completed in both areas during 1997.

     Italy
     -----

          The Company has a 40% interest in each of the contiguous DR71 and DR72 licenses operated by Enterprise Oil Italiana, S.p.A., in the Adriatic Sea, and a 50% interest in three onshore licenses, operated by Triton Italy, Inc., in the southern Apennine Mountains. Triton has applications pending for additional licenses onshore and offshore.

          The DR71 and DR72 licenses lie 45 kilometers (28 miles) offshore the city of Brindisi and cover approximately 493,000 acres. One well, Medusa-1, was drilled on DR72 in 1996 to a total depth of 4,725 feet. The well proved the presence of oil and gas in a new play but in noncommercial quantities and was not tested. Additional drilling is expected in 1998.

          The contiguous southern Apennines licenses - Fosso del Lupo, Valsinni and Masseria di Sole - cover approximately 101,000 acres in the Matera province. The licenses were awarded in August 1996. In 1997, Triton purchased and reprocessed 300 kilometers of seismic data over the licenses.

     Oman
     ----

          The Company's subsidiary, Triton Oman, Inc., was awarded a 100% interest in a production-sharing contract covering Block 22, Masirah Bay, by the Sultanate of Oman in June 1996. The offshore block covers approximately two million acres in water depths ranging from 50 to 200 feet. The minimum contractual obligation during the initial three-year exploration period requires the reprocessing and reinterpretation of existing seismic data, 1,000 kilometers (625 miles) of seismic acquisition and one exploratory well contingent on the results of the seismic program.

          During 1997, the Company reprocessed and interpreted approximately 1,100 kilometers (688 miles) of existing seismic data, and acquired approximately 1,750 kilometers (1,094 miles) of 2D seismic and 24,000 kilometers (15,000 miles) of high resolution aeromagnetic and remote sensing studies. The seismic acquisition fulfills Triton's seismic obligation on the block.

     Indonesia
     ---------

          In February 1997, the Company's subsidiary, TriBlora Indonesia B.V., acquired from Eurafrep B.V. a 30% interest in the Blora production-sharing contract covering a block of approximately 1.4 million acres located within central Java. Triton's partners are Eurafrep B.V., the operator, with a 40% interest, YPF International Ltd. with a 16.7% interest and Warrior Jawa Inc. with a 13.3% interest.

          The work program calls for an unspecified amount of seismic reprocessing, as well as the acquisition of 150 kilometers (95 miles) of 2D seismic and the drilling of a well within the three-year initial exploration period for a total expenditure of not less than $4.5 million. In 1997, reprocessing of approximately 1,600 kilometers (1,000 miles) of existing 2D seismic was completed. Acquisition of 760 kilometers (475 miles) of new 2D seismic data was completed in January 1998 and drilling is planned for late 1998.

     Equatorial  Guinea
     ------------------

          The Company's subsidiary, Triton Equatorial Guinea, Inc., has signed production-sharing contracts covering two contiguous blocks (Blocks F and G) with the Republic of Equatorial Guinea. The contracts give the Company the right to explore and develop an area covering approximately 1.3 million acres located offshore and southwest of the town of Bata in water depths of up to 5,200 feet. They provide a primary two-year exploration term with a commitment of 2,000 kilometers (1,250 miles) of seismic and the drilling of one exploratory well for a total expenditure of not less than $5 million.

     Madagascar
     ----------

          The Company's subsidiary, Triton Madagascar, Inc., has signed production-sharing contracts covering two blocks with the Office of National Mines and Strategic Industries in Madagascar. The Ambilobe Block (approximately 7.1 million acres) is located directly offshore from Ambilobe in water depths of up to 11,500 feet and the Cap St. Marie Block (approximately 6.8 million acres) is located directly offshore from Cap St. Marie in water depths of up to 5,900 feet. The blocks have a primary one-year exploration term involving geological and geophysical studies.

     Tunisia
     -------

          In May 1997, the Company's subsidiary, Triton Tunisia, Inc., signed an agreement with Carthago Oil Company Tunisia, the operator, to acquire a 50% interest in the Medjerda production sharing contract covering a block of approximately 1.1 million acres located in northern Tunisia. The first phase of the contract has been extended to December 1998 with a commitment to acquire 250 kilometers (156 miles) of 2D seismic and drill one exploratory well. The Medjerda-1 well was spudded in January 1998 and is being drilled.

     Argentina
     ---------

          In  1997,  the  Company  sold  its  Argentine  subsidiary.

RESERVES

          The following table sets forth a summary of the estimated oil and gas reserves of the Company at December 31, 1997, and is based on separate estimates of the Company's net proved reserves, prepared by the independent petroleum engineers, DeGolyer and MacNaughton, with respect to all proved reserves in the Cusiana and Cupiagua fields in Colombia, and by the Company's internal petroleum engineers with respect to all proved reserves in Malaysia-Thailand on Block A-18 in the Gulf of Thailand and the Liebre Field in Colombia. This table sets forth the estimated net quantities of proved developed and undeveloped oil and gas reserves and total proved oil and gas reserves owned by the Company and its consolidated subsidiaries. At December 31, 1997, the Company had no proved developed or proved undeveloped reserves in Ecuador, Guatemala, China, Greece, Italy, Oman, Indonesia, Equatorial Guinea, Madagascar or Tunisia. For additional information regarding the Company's reserves, including the standardized measure of future net cash flows, see note 24 of Notes to Consolidated Financial Statements. Oil reserves data include natural gas liquids and condensate.

          Net  proved  reserves  at  December  31,  1997,  were:



                               PROVED                   PROVED              TOTAL
                             DEVELOPED                UNDEVELOPED          PROVED
                       ------------------------  -------------------  -------------------

                          OIL         GAS           OIL      GAS         OIL       GAS
                        (MBBLS)      (MMCF)      (MBBLS)    (MMCF)     (MBBLS)    (MMCF)
                       ----------  ------------  -------  ----------  --------  ----------

Colombia (1)               81,931        14,619   64,068         ---   145,999      14,619
Malaysia-Thailand (2)         ---           ---   29,800   1,223,800    29,800   1,223,800
                       ----------  ------------  -------  ----------  --------  ----------
Total                      81,931        14,619   93,868   1,223,800   175,799   1,238,419
                       ----------  ------------  -------  ----------  --------  ----------


____________________
(1) Includes liquids to be recovered from Ecopetrol as reimbursement for precommerciality expenditures.
(2) As of December 31, 1997, the Company did not have a contract for the sale of gas to be produced from its interest in the Malaysia-Thailand Joint Development Area. In estimating its reserves attributable to such interest, the Company assumed that production from the interest would be sold at natural-gas prices derived from what the Company believed to be the most comparable market price at December 31, 1997. There can be no assurance that the price to be provided in any gas contract will be equal to the price used in the Company's calculations.

          Reserve estimates are approximate and may be expected to change as additional information becomes available. Furthermore, estimates of oil and gas reserves, of necessity, are projections based on engineering data, and there are uncertainties inherent in the interpretation of such data, as well as the projection of future rates of production and the timing of development expenditures. Reservoir engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Accordingly, there can be no assurance that the reserves set forth herein will ultimately be produced, and there can be no assurance that the proved undeveloped reserves will be developed within the periods anticipated.

          No estimates of total proved net oil or gas reserves have been filed by the Company with, or included in any report to, any United States authority or agency pertaining to the Company's individual reserves since the beginning of the Company's last fiscal year.

OIL  AND  GAS  OPERATIONS

Production  and  Sales
----------------------

          The following table sets forth the net quantities of oil and gas produced by the Company for the years ended December 31, 1997, 1996 and 1995. The table includes production attributable to the Company's 49.9% ownership interest in Crusader Limited ("Crusader") through the date of its sale in 1996, as well as the minority interests in Crusader's consolidated subsidiaries. The production and sales information relating to properties or subsidiary or affiliate ownership interests acquired or disposed of is reflected in the table only since or up to the effective dates of their respective acquisitions or sales, as the case may be.



                      OIL PRODUCTION (1)         GAS PRODUCTION
                   ------------------------  -----------------------
                   YEAR ENDED DECEMBER 31,  YEAR ENDED DECEMBER 31,
                   ------------------------  -----------------------
                      1997     1996   1995       1997   1996  1995
                      ----     ----    ----      ----  ----   ----
                             (MBBLS)                  (MMCF)

Colombia (2)         5,776    5,738  5,089       802    298    158
France (3)             ---      ---    498       ---    ---    ---
Indonesia (4)          ---       95    255       ---    ---    ---
United States (5)      ---       20    121       ---    475  1,207
Crusader (6):
  Australia            ---      134    287       ---  1,744  3,884
  Canada               ---      ---     53       ---    ---     63
                   -------  -------  -----      ----  -----  -----
       Total         5,776    5,987  6,303       802  2,517  5,312
                   -------  -------  -----      ----  -----  -----



____________________
(1)   Includes  natural  gas  liquids  and  condensate.
(2) Includes Ecopetrol reimbursement barrels and excludes 2.5 million, .7 million and .4 million barrels of oil produced and delivered for the years ended December 31, 1997, 1996 and 1995, respectively, in connection with the Company's forward sale of oil in May 1995. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" and note 3 of Notes to Consolidated Financial Statements.
(3) In August 1995, Triton Europe sold its interest in its subsidiary, Triton France S.A.
(4) In May 1996, the Company sold substantially all of the assets of Triton Indonesia, Inc.
(5) In March 1996, Triton sold substantially all of its domestic royalty and mineral interests.
(6) In 1996, the Company sold all of its interest in Crusader. In June 1995, Crusader sold all of its interest in Ausquacan Energy Limited.

          The following tables summarize for the years ended December 31, 1997, 1996 and 1995: (i) the average sales price per barrel of oil and per Mcf of natural gas; (ii) the average sales price per equivalent barrel of production; (iii) the depletion cost per equivalent barrel of production; and
(iv)  the  production  cost  per  equivalent  barrel  of  production:




                 AVERAGE SALES PRICE        AVERAGE SALES PRICE
                 PER BARREL OF OIL (1)        PER MCF OF GAS
               -------------------------  ------------------------
                 YEAR ENDED DECEMBER 31,    YEAR ENDED DECEMBER 31,
               -------------------------  ------------------------
                 1997     1996      1995   1997     1996     1995
               ------    ------   ------  -----    -----    -----

Colombia       $17.54   $19.62    $16.29  $1.15    $2.56    $1.96
France            ---      ---     18.11    ---      ---      ---
Indonesia         ---    19.54     17.77    ---      ---      ---
United States     ---    16.00     13.62    ---     1.15     1.49
Crusader:
   Australia      ---    19.95     20.38    ---     1.69     1.69
   Canada         ---      ---     15.42    ---      ---     0.99






                                     PER EQUIVALENT BARREL (2)
               -------------------------------------------------------------------------------
               AVERAGE SALES PRICE         DEPLETION (3)              PRODUCTION COST
               --------------------------  -------------------------  ------------------------
               YEAR ENDED DECEMBER 31,     YEAR ENDED DECEMBER 31,     YEAR ENDED DECEMBER 31,
               --------------------------  -------------------------  ------------------------
                 1997      1996    1995      1997     1996    1995      1997    1996    1995
               -------  -------  -------   -------  ------   ------    -----   -----  ------
Colombia       $ 17.37  $ 19.58  $ 16.26   $  3.67  $ 2.83   $ 2.67    $6.47  $ 5.66  $ 5.52
France             ---      ---    18.11      ---      ---     3.14      ---     ---   10.96
Indonesia          ---    19.54    17.77      ---     0.52     0.95      ---   15.89   17.34
United States      ---     8.75    10.68      ---     5.59     6.05      ---    3.25    1.03
Crusader:
 Australia         ---    13.23    13.29      ---     3.47     3.35      ---    4.10    4.77
 Canada            ---      ---    13.87      ---      ---     2.35      ---     ---    7.52






____________________
(1) Includes  natural  gas  liquids  and  condensate.
(2) Natural gas has been converted into equivalent barrels of oil based on six Mcf of natural gas per barrel of oil.
(3) Includes depreciation calculated on the unit of production method for support equipment and facilities.

     Competition
     -----------

          The Company encounters strong competition from major oil companies (including government-owned companies), independent operators and other companies for favorable oil and gas concessions, licenses, production-sharing contracts and leases, drilling rights and markets. Additionally, the governments of certain countries in which the Company operates may, from time to time, give preferential treatment to their nationals. The oil and gas industry as a whole also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers. The principal means of competition in the sale of oil and gas are product availability, price and quality. While it is not possible for the Company to state precisely its competitive position in the oil and gas industry, the Company believes that it represents a minor competitive factor.

     Markets
     -------

          Crude oil, natural gas, condensate and other oil and gas products generally are sold to other oil and gas companies, government agencies and other industries. The Company does not believe that the loss of any single customer or contract pursuant to which oil and gas is sold would have a long-term material, adverse effect on the revenues from the Company's oil and gas operations.

          In Colombia, crude oil is exported through the Caribbean port of Covenas where it is sold at prices based on United States prices, adjusted for quality and transportation. The oil produced from the Cusiana and Cupiagua fields is transported to the export terminal by pipeline.

          For a discussion of certain factors regarding the Company's markets and potential markets that could affect future operations, see note 19 of Notes to Consolidated Financial Statements.

ACREAGE

          The following table shows the total gross and net developed and undeveloped oil and gas acreage held by Triton at December 31, 1997. "Gross" refers to the total number of acres in an area in which the Company holds an interest without adjustment to reflect the actual percentage interest held therein by the Company. "Net" refers to the gross acreage as adjusted for working interests owned by parties other than the Company.

          "Developed" acreage is acreage spaced or assignable to productive wells. "Undeveloped" acreage is acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether such acreage contains proved reserves.




                       DEVELOPED       UNDEVELOPED
                        ACREAGE         ACREAGE (1)
                   -----------------  --------------
                    GROSS      NET      GROSS   NET
                   --------  -------  ------  ------
                           (In thousands)

Colombia                36       5   1,934     938
Malaysia-Thailand      ---     ---     731     366
Ecuador                ---     ---     494     272
Guatemala              ---     ---     608     365
China                  ---     ---   3,978   2,761
Greece                 ---     ---   1,475   1,298
Italy                  ---     ---     594     248
Oman                   ---     ---   2,044   2,044
Indonesia              ---     ---   1,413     424
Equatorial Guinea      ---     ---   1,306   1,306
Madagascar             ---     ---  13,914  13,914
Tunisia                ---     ---   1,102     551
                   -------  ------  ------  ------
Total                   36       5  29,593  24,487
                   -------  ------  ------  ------



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

          At December 31, 1997, in Colombia, Triton held gross and net working interests in 64 and 7.7 productive wells, respectively, which include 10 gross (1.2 net) gas-injection wells and one gross (.12 net) water-injection well.

          The following tables set forth the results of the oil and gas well drilling activity on a gross basis for wells in which the Company held an interest for the years ended December 31, 1997, 1996 and 1995.






                                             GROSS EXPLORATORY WELLS


                            PRODUCTIVE (1)             DRY                         TOTAL
                         -----------------------  -----------------------  -----------------------
                         YEAR ENDED DECEMBER 31,   YEAR ENDED DECEMBER 31,  YEAR ENDED DECEMBER 31,
                         ----------------------  -----------------------    ----------------------
                          1997    1996    1995    1997    1996     1995      1997    1996    1995
                         -----   -----   ------  -----    ----    -----     ----    -----   -----

Colombia                    1        3        2      1    ---         2        2        3      4
Malaysia-Thailand           5        7        2    ---    ---       ---        5        7      2
Argentina                 ---      ---      ---    ---      2         2      ---        2      2
Italy                     ---      ---      ---    ---      1       ---      ---        1    ---
Guatemala                 ---      ---      ---      1    ---       ---        1      ---    ---
China                     ---      ---      ---    ---      1       ---      ---        1    ---
Ecuador                   ---      ---      ---      1    ---       ---        1      ---    ---
Crusader (2):
   Argentina              ---      ---        1    ---    ---         2      ---       ---     3
   Australia              ---       14       23    ---      4        11      ---        18    34
                         ----    -----   ------  -----    ---      ----               ----  ----
            Total           6       24       28      3      8        17        9        32    45
                         ----    -----   ------  -----    ---      ----     ----      ----  ----











                                               GROSS DEVELOPMENT WELLS


                            PRODUCTIVE (1)               DRY                      TOTAL
                         ------------------------  -----------------------  -----------------------
                         YEAR ENDED DECEMBER 31,   YEAR ENDED DECEMBER 31,  YEAR ENDED DECEMBER 31,
                         ------------------------  -----------------------  -----------------------
                          1997    1996    1995     1997    1996     1995    1997     1996     1995
                         -----  ------   ------   -----    ----     ----    ----     ----     ----

Colombia                   18      15        8     ---     ---      ---      18       15        8
Malaysia-Thailand         ---     ---      ---     ---     ---      ---     ---      ---      ---
Crusader (2):
   Australia              ---       2        5     ---     ---        1     ---        2        6
                          ---  ------    -----    ----    ----     ----    ----     ----      ---
            Total          18      17       13     ---     ---        1      18       17       14
                          ---  ------    -----    ----    ----     ----    ----     ----      ---





___________________
(1) A productive well is producing or capable of producing oil and/or gas in commercial quantities. Multiple completions have been counted as one well. Any well in which one of the multiple completions is an oil completion is classified as an oil well.
(2) In 1996, the Company sold all of its interest in Crusader. In 1995, Crusader sold its interests in Argentina and Canada.

          The following tables set forth the results of drilling activity on a net basis for wells in which the Company held an interest for the years ended December 31, 1997, 1996 and 1995 (those wells acquired or disposed of since January 1, 1995 are reflected in the following tables only since or up to the effective dates of their respective acquisitions or sales, as the case may
be):





                                              NET EXPLORATORY WELLS


                            PRODUCTIVE (1)                DRY                      TOTAL
                        ------------------------  -----------------------  -----------------------
                        YEAR ENDED DECEMBER 31,   YEAR ENDED DECEMBER 31,  YEAR ENDED DECEMBER 31,
                        ------------------------  -----------------------  -----------------------
                         1997    1996     1995    1997     1996     1995    1997    1996     1995
                        -----  ------  --------   ----     ----     ----    ----    ----     ----

Colombia (2)             0.12    0.12      0.12   0.50     0.50     2.00    0.62    0.62     2.12
Malaysia-Thailand        2.50    3.50      1.00    ---      ---      ---    2.50    3.50     1.00
Argentina                 ---     ---       ---    ---     2.00     2.00     ---    2.00     2.00
Italy                     ---     ---       ---    ---     0.40      ---     ---    0.40      ---
Guatemala                 ---     ---       ---   0.60      ---      ---    0.60     ---      ---
China                     ---     ---       ---    ---     0.50      ---     ---    0.50      ---
Ecuador                   ---     ---       ---   0.55      ---      ---    0.55     ---      ---
Crusader (3):
   Argentina              ---     ---      0.06    ---      ---     0.12     ---     ---      0.18
   Australia              ---    0.34      0.35    ---     0.10     0.29     ---    0.44      0.64
                        -----  ------  --------   ----     ----     ----    ----    ----      ----
            Total        2.62    3.96      1.53   1.65     3.50     4.41    4.27    7.46      5.94
                        -----  ------  --------   ----     ----     ----    ----    ----      ----









                                                  NET DEVELOPMENT WELLS


                              PRODUCTIVE (1)               DRY                     TOTAL
                        ------------------------  -----------------------  -----------------------
                        YEAR ENDED DECEMBER 31,   YEAR ENDED DECEMBER 31,  YEAR ENDED DECEMBER 31,
                        ------------------------  -----------------------  -----------------------
                         1997     1996    1995     1997    1996    1995      1997    1996   1995
                        -----  -------   -----    -----  ------    ----      ----    ----   ----

Colombia (2)             2.16     1.80    0.96      ---     ---     ---      2.16    1.80   0.96
Malaysia-Thailand         ---      ---     ---      ---     ---     ---       ---     ---    ---
Crusader (3):
  Australia               ---     0.05    0.10      ---     ---    0.02       ---    0.05   0.12
                         ----  -------   -----     ----    ----    ----      ----    ----   ----
            Total        2.16     1.85    1.06      ---     ---    0.02      2.16    1.85   1.08
                         ----  -------   -----     ----    ----    ----      ----    ----   ----






__________________
(1) A productive well is producing or capable of producing oil and/or gas in commercial quantities. Multiple completions have been counted as one well. Any well in which one of the multiple completions is an oil completion is classified as an oil well.
(2) Adjusted to reflect the national oil company participation at commerciality for the Cusiana and Cupiagua fields.
(3) Adjusted to reflect the Company's 49.9% interest in Crusader, which was sold in 1996.

OTHER  PROPERTIES

          The Company leases or owns office space and other properties for its various operations in various parts of the world. For additional information on the Company's leases, including its office leases, see note 20 of Notes to Consolidated Financial Statements.

FORWARD-LOOKING  INFORMATION

          Certain statements in this Annual Report on Form 10-K, including expectations, intentions, plans and beliefs of the Company and management, including those contained in or implied by Items 1 and 2, "Business and Properties", and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements, as defined in Section 21D of the Securities Exchange Act of 1934, that are dependent on certain events, risks and uncertainties that may be outside the Company's control. These forward-looking statements include statements of management's plans and objectives for future operations and statements of future economic performance; information regarding drilling schedules and schedules for the start-up of production facilities; expected or planned production or transportation capacity; when the Fields might become self-financing; future production of the Fields; the negotiation of a heads of agreement to a gas-sales contract and a gas-sales contract and commencement of production in Malaysia-Thailand; the Company's capital budget and future capital requirements; the Company's meeting its future capital needs; the amount by which production from the Fields may increase or when such increased production may commence; the Company's realization of its deferred tax asset; the level of future expenditures for environmental costs; the outcome of regulatory and litigation matters, the impact of Year 2000 issues; and proven oil and gas reserves and discounted future net cash flows therefrom; and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including those described in the context of such forward-looking statements and in notes 19 and 20 of Notes to Consolidated Financial Statements.

EMPLOYEES

          At March 16, 1998, the Company employed approximately 295 full-time employees.

EXECUTIVE  OFFICERS  OF  THE  COMPANY

          The following table sets forth certain information regarding the executive officers of the Company at March 16, 1998:




                                                                                           SERVED WITH
                                                                                           -----------
                                                                                           THE COMPANY
                                                                                           -----------
NAME                            AGE         POSITION WITH THE COMPANY                        SINCE
-----------------------------  ----  ----------------------------------------------------    -----

Thomas G. Finck                  51  Chairman of the Board and Chief Executive Officer        1992
Nick De'Ath                      49  Senior Vice President, Exploration                       1993
Robert B. Holland, III           45  Senior Vice President, General Counsel and Secretary     1993
Peter Rugg                       50  Senior Vice President and Chief Financial Officer        1993
A.E. Turner, III                 49  Senior Vice President, Operations                        1994




          In August 1992, Mr. Finck was elected Director, President and Chief Operating Officer of the Company. Effective January 1993, Mr. Finck was elected Chief Executive Officer, and effective May 1995, he assumed the additional position of Chairman of the Board. From July 1991 to August 1992, Mr. Finck served as President and Chief Executive Officer of American Energy Group, an independent oil and natural gas exploration and production company. From May 1984 until June 1991, Mr. Finck served as President and Chief
Executive Officer of Ensign Oil & Gas, Inc., a private domestic oil and gas exploration company.

          Mr. De'Ath was elected Senior Vice President, Exploration in 1993. From 1992 to 1993, Mr. De'Ath served as President and owner of Pinnacle Ltd., a management consulting firm providing services to multinational companies in Colombia, and from 1971 to 1992 served in various positions with subsidiaries of British Petroleum Company, p.l.c., including general manager of exploration for BP International Limited in Mexico from 1991 to 1992 and general manager of BP's Colombian operation from 1986 to 1991.

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


ITEM  3.          LEGAL  PROCEEDINGS

LITIGATION

          The Company and subsidiaries or former subsidiaries of the Company were among numerous defendants in a lawsuit brought in the Superior Court of the State of California, County of Los Angeles, by Travelers Indemnity Company arising out of a 1988 tidal wave at King Harbor in Redondo Beach, California. The lawsuit alleged, among other things, that the defendants' negligence contributed to the collapse of a hotel and the flooding of a restaurant in the
tidal  wave.    This  lawsuit  was  settled  in  1998.

          During the quarter ending September 30, 1995, the United States Environmental Protection Agency (the "EPA") and Justice Department advised the Company that one of its domestic oil and gas subsidiaries, as a potentially responsible party for the clean-up of the Monterey Park, California Superfund site operated by Operating Industries, Inc., could agree to contribute approximately $2.8 million to settle its alleged liability for certain remedial tasks at the site. The offer did not address responsibility for any groundwater remediation. The subsidiary was advised that if it did not accept the settlement offer, it, together with other potentially responsible parties, may be ordered to perform or pay for various remedial tasks. After considering the cost of possible remedial tasks, its legal position relative to potentially responsible parties and insurers, possible legal defenses and other factors, the subsidiary declined to accept the offer.

          In October 1997, the EPA advised the Company that the subsidiary has a formal period of negotiation regarding performing the final remediation design for the clean-up of the site, and demanded reimbursement for certain unpaid costs that have been incurred. The government estimates the aggregate amount being negotiated as $217 million to be allocated among the 280 known operators. The subsidiary's share would be approximately $1 million based upon a volumetric allocation. The Company has been advised that the government expects that defendants such as the subsidiary will be given an opportunity to settle some time in the second half of 1998. At that time, it is expected that an allocation will be made as to such defendants, which may be greater or less than the estimated volumetric allocation.

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


ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          No matter was submitted by the Company during the fourth quarter of the year ended December 31, 1997 to security holders, through the solicitation of proxies or otherwise.






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
MATTERS

          Triton's ordinary shares are listed on the New York Stock Exchange and are traded under the symbol OIL. Set forth below are the high and low closing sales prices of Triton's ordinary shares as reported on the New York Stock Exchange Composite Tape for the periods indicated:





CALENDAR PERIODS       HIGH      LOW
----------------     --------  --------
1998:
    First Quarter*   33 15/16  25 13/16
1997:
    First Quarter       52 1/2    38 1/4
    Second Quarter    45 13/16    32 3/8
    Third Quarter           48   38 3/16
    Fourth Quarter      44 7/8    27 5/8
1996:
    First Quarter       59 3/4    46 3/4
    Second Quarter      57 1/8    45 3/4
    Third Quarter       49 3/8    40 1/2
    Fourth Quarter      50 5/8    42 1/2



______________________
*Through  March  16,  1998.

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

          The payment of dividends on the Company's capital stock is restricted pursuant to the Company's revolving credit facilities.

          Under applicable corporate law, the Company may pay dividends or make other distributions to its shareholders in such amounts as appear to the directors to be justified by the profits of the Company or out of the Company's share premium account if the Company has the ability to pay its debts as they come due.

          As of March 16, 1998, the Company had outstanding 217,732 shares of its 5% Convertible Preference Shares ("5% Preference Shares"). Each 5% Preference Share may be converted into one Triton ordinary share and bears a cash dividend, which has priority over dividends on Triton's ordinary shares, equal to 5% per annum on the redemption price of $34.41 per share, payable semi-annually on March 30 and September 30 of each year. The 5% Preference Shares have priority over Triton ordinary shares upon liquidation, and may be redeemed at Triton's option at any time on or after March 30, 1998 (or such earlier date as there are fewer than 133,005 5% Preference Shares outstanding) for cash equal to the redemption price. Any shares of 5% Preference Shares that remain outstanding on March 30, 2004, must be redeemed at the redemption price either for cash or, at the Company's option, for Triton ordinary shares. See note 12 of Notes to Consolidated Financial Statements.

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

          At March 16, 1998, there were 4,244 record holders of the Company's ordinary shares.

ITEM  6.          SELECTED  FINANCIAL  DATA





                                                               AS OF OR FOR YEAR ENDED
                                                                      DECEMBER 31,
                                                        ----------------------------------------------
                                                           1997       1996      1995          1994
                                                       ----------   --------  ---------    ---------
                                                                                          (unaudited)

OPERATING DATA (IN THOUSANDS, EXCEPT PER SHARE DATA):
Sales and other operating revenues (1)                 $  149,496   $133,977  $ 107,472    $ 32,952
Earnings (loss) from continuing operations (1) (2)          5,595     23,805      6,541     (49,610)
Earnings (loss) before extraordinary
   items and cumulative effect of
   accounting change                                        5,595     23,805      2,720     (52,701)
Net earnings (loss) (2)                                    (8,896)    22,609      2,720     (52,701)
Average ordinary  shares outstanding                       36,471     35,929     35,147      34,916
Basic earnings (loss) per ordinary share:
   Continuing operations (1) (2)                       $     0.14   $   0.64  $    0.16    $  (1.43)
   Before extraordinary item and
     cumulative effect of accounting change                  0.14       0.64       0.05       (1.52)
   Net earnings (loss)                                      (0.26)      0.61       0.05       (1.52)
Diluted earnings (loss) per ordinary share:
   Continuing operations (1) (2)                       $     0.14   $   0.62  $    0.16    $  (1.43)
   Before extraordinary item and
     cumulative effect of accounting change                  0.14       0.62       0.05       (1.52)
   Net earnings (loss)                                      (0.25)      0.59       0.05       (1.52)

BALANCE SHEET DATA (IN THOUSANDS):
Net property and equipment                             $  835,506   $676,833  $ 524,381    $399,658
Total assets                                            1,098,039    914,524    824,167     619,201
Long-term debt (3)                                        443,312    217,078    401,190     315,258
Redeemable preference shares of
   subsidiaries                                               ---        ---        ---         ---
Shareholders' equity                                      296,620    300,644    246,025     237,195

CERTAIN OIL AND GAS DATA  (4) :
Production
   Oil (Mbbls) (5)                                           5,776     5,987      6,303       2,534
   Gas (MMcf)                                                  802     2,517      5,312       5,516
Average sales price
   Oil (per bbl)                                        $    17.54  $  19.61  $   16.60    $  15.26
   Gas (per Mcf)                                        $     1.15  $   1.69  $    1.64    $   1.51








                                                          AS OF OR
                                                          FOR SEVEN
                                                          MONTHS ENDED  AS OF OR FOR YEAR ENDED
                                                          DECEMBER 31,        MAY 31,
                                                                        -----------------------
                                                              1994         1994       1993
                                                          ---------     ---------  ---------

OPERATING DATA (IN THOUSANDS, EXCEPT PER SHARE DATA):
Sales and other operating revenues (1)                    $  20,736     $  43,208  $  84,414
Earnings (loss) from continuing operations (1) (2)          (26,630)       (4,597)   (76,509)
Earnings (loss) before extraordinary
   items and cumulative effect of
   accounting change                                         (27,708)      (9,341)   (93,552)
Net earnings (loss) (2)                                      (27,708)      (9,341)   (89,535)
Average ordinary  shares outstanding                          34,944       34,775     34,241
Basic earnings (loss) per ordinary share:
   Continuing operations (1) (2)                          $   (0.78)    $   (0.13) $   (2.23)
   Before extraordinary item and
     cumulative effect of accounting change                   (0.81)        (0.27)     (2.73)
   Net earnings (loss)                                        (0.81)        (0.27)     (2.61)
Diluted earnings (loss) per ordinary share:
   Continuing operations (1) (2)                          $   (0.78)    $   (0.13) $   (2.23)
   Before extraordinary item and
     cumulative effect of accounting change                   (0.81)        (0.27)     (2.73)
   Net earnings (loss)                                        (0.81)        (0.27)     (2.61)

BALANCE SHEET DATA (IN THOUSANDS):
Net property and equipment                                $  399,658    $  308,498 $ 330,151
Total assets                                                 619,201       616,101   561,931
Long-term debt (3)                                           315,258       294,441   159,147
Redeemable preference shares of
   subsidiaries                                                  ---           ---    11,399
Shareholders' equity                                         237,195       263,422   255,432

CERTAIN OIL AND GAS DATA  (4) :
Production
   Oil (Mbbls) (5)                                             1,488         2,886     3,691
   Gas (MMcf)                                                  3,427         9,078    21,958
Average sales price
   Oil (per bbl)                                          $    16.41    $    15.15 $   18.67
   Gas (per Mcf)                                          $     1.44    $     1.44 $    1.27






(1) Operating data for the year ended December 31, 1994 (unaudited), the seven months ended December 31, 1994, and the years ended May 31, 1994 and 1993, are restated to reflect the aviation sales and services segment and the wholesale fuel products segment as discontinued operations in 1995 and 1993, respectively.
(2) Gives effect to the writedown of assets and loss provisions of $46.2 million, $1.1 million, $14.7 million, $1.0 million, $45.8 million and $99.9 million for the years ended December 31, 1996, 1995 and 1994 (unaudited), the seven months ended December 31, 1994, and the years ended May 31, 1994 and 1993, respectively.
(3) Long-term debt does not include current maturities totaling $130.4 million, $199.6 million, $1.3 million, $.3 million, $.3 million and $3.4 million at December 31, 1997, 1996, 1995 and 1994, and May 31, 1994 and 1993,
respectively.
(4) Information presented includes the 49.9% equity investment in Crusader Limited, which was sold in 1996.
(5) Includes natural gas liquids and condensate. Production excludes 2.5 million, .7 million and .4 million barrels of oil produced and delivered under a forward oil sale entered into in May 1995 for the years ended December 31, 1997, 1996 and 1995, respectively.

ITEM  7.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
          CONDITION  AND  RESULTS  OF  OPERATIONS

                       LIQUIDITY AND CAPITAL REQUIREMENTS
                       --------------------------------

          Changes  in  Working  Capital
          -----------------------------

          Cash, cash equivalents and marketable securities totaled $13.5 million and $14.9 million at December 31, 1997 and 1996, respectively.
Working capital deficit improved to $115.2 million at December 31, 1997, compared with $182.2 million at December 31, 1996. At December 31, 1997, borrowings of $164.9 million under the Company's bank credit facilities, which mature during the period August through November 1998, were classified as a current liability. Current liabilities included deferred income totaling $35.3 million and $28.5 million at December 31, 1997 and 1996, respectively, related to a forward oil sale consummated in 1995.

          Refinancing  of  Debt
          ---------------------

          In  April 1997, the Company issued $400 million aggregate face value
of  senior  indebtedness  to  refinance  other  indebtedness.    The  senior
indebtedness consisted of $200 million face amount of 8 3/4% Senior Notes due April 15, 2002 (the "2002 Notes"), at 99.942% of the principal amount
(resulting in $199.9 million aggregate net proceeds) and $200 million face amount of 9 1/4% Senior Notes due April 15, 2005 (the "2005 Notes" and, together with the 2002 Notes, the "Senior Notes"), at 100% of the principal amount for total aggregate net proceeds of $399.9 million before deducting transaction costs of approximately $1 million.

          In May and June 1997, the Company offered to purchase all of its outstanding Senior Subordinated Discount Notes due November 1, 1997 (the "1997 Notes"), and 9 3/4% Senior Subordinated Discount Notes due December 15, 2000 (the "9 3/4% Notes"), resulting in the retirement of the 1997 Notes and substantially all of the 9 3/4% Notes and the removal of the financial covenants in the remaining 9 3/4% Notes. At December 31, 1996, $189.9 million principal amount of the 1997 Notes was classified as a current liability. The Company's reported cash flows from operating activities for the year ended December 31, 1997, were reduced by $124.8 million, which was attributable to the interest accreted with respect to the 1997 Notes and the 9 3/4% Notes through the dates of retirement.

          In February 1998, the Company sold Triton Pipeline Colombia, Inc. ("TPC"), a wholly owned subsidiary that held the Company's 9.6% equity interest in the Colombian pipeline company, Oleoducto Central S.A. ("OCENSA"), to an unrelated third party for $100 million. Net proceeds were approximately $97.7 million after $2.3 million of expenses. The sale resulted in an aftertax gain of $50.2 million, which will be recorded in the first quarter of 1998. The Company used the proceeds from the sale of the TPC shares and borrowings under other unsecured credit facilities to repay and terminate its $125 million unsecured credit facility.

          Funding  of  Capital  Expenditures
          ----------------------------------

          The Company's capital expenditures and other capital investments were $219.2 million, $252.7 million and $178.2 million during the years ended December 31, 1997, 1996 and 1995, respectively, primarily for exploration and development of the Cusiana and Cupiagua fields (the "Fields") in Colombia, and for exploration in Block A-18 of the Malaysia-Thailand Joint Development Area in the Gulf of Thailand and in other areas. The 1997 capital spending program and repayment of debt were primarily funded with cash flow from operations ($27.4 million, excluding payment of accreted interest on extinguished debt), issuance of the Senior Notes, and net borrowings under the Company's credit facilities ($181 million).

          The 1996 capital spending program and repayment of debt were funded with cash, cash flow from operations ($80.7 million), and proceeds from sales of marketable securities ($38.5 million) and other assets ($108.1 million). The 1995 capital spending program was funded with cash flow from operations (including a forward sale of Cusiana crude oil - $86.6 million), cash, proceeds from marketable securities ($42.1 million), sales of assets ($20.9 million) and net borrowings ($36.3 million). In May 1995, the Company sold
10.4 million barrels of oil from the Fields in a forward oil sale. Under the terms of the sale, the Company received approximately $87 million of the approximately $124 million net proceeds and is entitled to receive substantially all of the remaining proceeds (now held in various interest-bearing reserve accounts) when the Company's Cusiana and Cupiagua fields project becomes self-financing, which is expected in 1998, and when certain other conditions are met.

          Future  Capital  Needs
          ----------------------

          Development of the Fields, including drilling and construction of additional production facilities, will require further capital outlays. Further exploration and development activities on Block A-18 in the Malaysia-Thailand Joint Development Area in the Gulf of Thailand, as well as exploratory drilling in other countries, also will require substantial capital outlays. The Company's capital budget for the year ending December 31, 1998, is approximately $176 million, excluding capitalized interest, of which approximately $103 million relates to the Fields, $23 million relates to Block A-18, and $50 million relates to the Company's activities in other parts of the world. The 1998 capital budget includes funding requirements for committed activities only. Substantial capital requirements for Block A-18 are expected prior to the first deliveries of gas, which are estimated to occur between 30-36 months after signing of a heads of agreement to a gas-sales contract.

          The Company expects to fund capital expenditures and repay debt in the future with a combination of some or all of the following: asset sales
(which may involve interests in material assets), cash flow from operations (including additional proceeds of $30 million from the 1995 forward oil sale), cash, credit facilities and additional facilities to be negotiated, and the issuance of debt and equity securities. Under the most restrictive covenant in the Company's existing credit facilities, the Company generally could not permit total indebtedness (as defined in the various agreements) to exceed $650 million. The limitation on total indebtedness will increase to $725 million once the Fields achieve a production level of 340,000 barrels per day. At February 28, 1998, the Company had total indebtedness outstanding of approximately $555 million and available borrowing capacity under unused credit facilities totaling approximately $45 million. The Company is currently in negotiations for additional committed bank credit facilities, a portion of which may be needed to meet the Company's cash needs in 1998.
There can be no assurance that the Company will be able to successfully negotiate additional credit facilities, and the Company may be required to seek alternative sources of capital. To facilitate a possible future securities issuance or issuances, the Company has on file with the Securities and Exchange Commission a shelf registration statement under which the Company could issue up to an aggregate of $200 million debt or equity securities.

                             RESULTS OF OPERATIONS
                             ---------------------

                         YEAR ENDED DECEMBER 31, 1997,
                  COMPARED WITH YEAR ENDED DECEMBER 31, 1996

     Sales  and  Other  Operating  Revenues
     --------------------------------------

          Sales and other operating revenues were $149.5 million and $134 million in 1997 and 1996, respectively. Revenues in Colombia increased $18.3 million in 1997 due to higher production ($35 million). Revenue barrels in Colombia, including barrels delivered under the forward oil sale, increased from 6.4 million barrels in 1996 to 8.2 million barrels in 1997. Volume increases were partially offset by lower average realized oil prices ($16.8 million) reflecting the increased deliveries under the forward oil sale and a decrease in the 1997 average West Texas Intermediate ("WTI") oil price, compared with the prior year. Forward oil sale deliveries, scheduled in 1995 and recorded at $11.56 per barrel, were 29% of sales volumes in 1997, compared with 10% of the Company's sales volumes in 1996. In April 1997, the Company's delivery requirement under the forward oil sale increased from 58,425 barrels per month to 254,136 barrels per month, which had an adverse effect on the Company's earnings and cash flows on a per-barrel basis during 1997.

          Based on the operator's current projections, the Company expects gross production capacity from the Fields to reach 500,000 barrels per day in 1998. The Company expects that the adverse effect from the forward oil sale deliveries on the Company's results of operations and cash flows will be mitigated by increased production from the Fields. There can be no assurance, however, about the timing of any increase in production.

          Subsequent to yearend, the price of oil declined significantly, which will have a negative effect on earnings and cash flows in the first-quarter of 1998.

          Other operating revenues in 1997 included a gain of $4.1 million from the sale of the Company's Argentine subsidiary. Other operating revenues in 1996 included a gain of $4.1 million from the sale of the Company's royalty interests in U.S. properties.

     Costs  and  Expenses
     --------------------

          Operating expenses increased $14.7 million in 1997, and depreciation, depletion and amortization increased $11.2 million, primarily due to higher production volumes, including barrels delivered under the forward oil sale. The Company pays lifting costs, production taxes and transportation costs to the Colombian port of Covenas for barrels to be delivered under the forward oil sale.

          The Company's operating costs per oil equivalent-barrel were $6.47 and $5.77 in 1997 and 1996, respectively. Increased per-barrel costs resulted from higher OCENSA pipeline tariffs. During 1997, construction of OCENSA's pipeline system was completed, although its facilities were not utilized to their capacity due to delays in escalating production in the Fields to 500,000 barrels per day. OCENSA imposes a tariff on shippers from the Fields (the "Initial Shippers"), which is estimated to recoup: the total capital cost of the project over a 15-year period; its operating expenses, which include all Colombian taxes; interest expense; and the dividend to be paid by OCENSA to its shareholders. Any shippers of crude oil who are not Initial Shippers ("Third Party Shippers") are assessed a tariff on a per-barrel basis, and OCENSA will use revenues from such tariffs to reduce the Initial Shippers' tariff.

          During 1997 and 1996, the Company paid production taxes on production from the Cusiana Field totaling $8.5 million, or $1.28 per barrel, and $8.4 million, or $1.40 per barrel, respectively. Beginning January 1, 1998, no production taxes will be assessed on production from the Cusiana Field.

          General and administrative expenses before capitalization increased $10.5 million to $61 million in 1997, primarily due to growth of the Company's operations. Capitalized general and administrative costs were $32.4 million and $24.6 million in 1997 and 1996, respectively. The increased capitalized costs reflect the Company's increased exploration activities. At the end of 1997, the Company had licenses to explore for oil and gas on 28 blocks in 12 countries. During 1997, the Company acquired eight new exploration blocks in five countries, and during 1996, the Company acquired six new exploration blocks in four countries.

          In 1996, the Company's oil and gas properties and other assets in Argentina were written down $43 million following a review of technical information that indicated the acreage portfolio did not meet the Company's exploration objectives.

           Other  Income  and  Expenses
           ----------------------------

          Interest  expense  increased  $8  million  primarily  due  to higher
average  debt  outstanding  during  1997.   Capitalized interest totaled $25.8
million  and  $27.1  million  in  1997  and  1996,  respectively.

          Other income in 1997 included a foreign exchange gain of $9.5 million primarily on deferred tax liabilities in Colombia, compared with a foreign exchange loss of $.6 million in 1996. During 1997 and 1996, the Company recorded an unrealized gain (loss) of ($9.7 million) and $11 million, respectively, representing the change in the fair market value of call options purchased in anticipation of a forward oil sale. Other income in 1996 included a $10.4 million gain on the sale of the Company's shareholdings in Crusader Limited ("Crusader"), a $7.6 million benefit for settlement of a lawsuit in which the Company was plaintiff, and a loss provision of $3.2 million for certain legal matters.

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

          The income tax provision for 1997 and 1996 represented current and deferred taxes in Colombia, deferred taxes on exploration projects throughout the world, and a deferred tax benefit in the United States related to anticipated future utilization of NOLs. Subject to the factors described above, the Company currently expects that its foreign deferred tax provision will substantially exceed its current tax provision (i.e., actual taxes paid), resulting in an effective tax for income statement purposes that will exceed statutory tax rates, at least until the Fields reach peak production. The primary reason for the expected difference is the nondeductibility for Colombian tax purposes of certain capital expenses and the treatment of reimbursements for pre-commerciality costs as a return of capital under Colombian tax laws. Conversely, Colombian tax law permits the Company to adjust the tax basis of certain assets based on the Colombian inflation rate and to include any resulting increases in tax depreciation of the underlying asset based on rates of production and other factors. The Company's deferred tax liability has not been reduced to reflect the impact of this inflation adjustment.

          At December 31, 1997, the Company had U.S. NOLs of approximately $406.8 million, and certain U.S. subsidiaries had separate return limitation years ("SRLY") operating loss carryforwards of approximately $40.6 million, compared with NOLs of approximately $230.7 million and SRLY operating loss carryforwards of $50.9 million at December 31, 1996. During 1997, the Company amended certain prior-year tax returns that increased the Company's unused NOLs. The NOLs expire from 1998 to 2013, and the SRLY operating loss carryforwards expire from 1998 to 2002. See note 10 of Notes to Consolidated Financial Statements.

          The Company recorded a deferred tax asset of $87.1 million, net of a valuation allowance of $75.1 million at December 31, 1997. The valuation allowance was primarily attributable to management's assessment of the utilization of NOLs, SRLY operating losses that are currently not realizable due to the lack of potential future income in the applicable subsidiaries, and the expectation that other tax credits will expire without being utilized. The minimum amount of future taxable income necessary to realize the deferred tax asset is approximately $249 million. Although there can be no assurance the Company will achieve such levels of income, management believes the deferred tax asset will be realized through increasing income from its operations.

          The  income  tax  provision for 1997 included foreign deferred taxes totaling $16 million in 1997, primarily related to the Company's Colombian operations, compared with foreign deferred taxes of $15.4 million in 1996. Additionally, the income tax provision included a deferred tax benefit in the United States totaling $7.9 million, compared with a benefit of $23.5 million in 1996. Current taxes related to the Company's Colombian operations were $3.4 million and $5.5 million in 1997 and 1996, respectively.

     Extraordinary  Item
     -------------------

          The Company's results of operations for the year ended December 31, 1997, included an extraordinary expense of $14.5 million, net of a $7.8 million tax benefit, associated with extinguishment of the 1997 Notes and the 9 3/4% Notes. During the year ended December 31, 1996, the Company recognized an extraordinary expense of $1.2 million, net of a $.6 million tax benefit, resulting from the purchase of $30 million face value of its 1997 Notes.

     Subsequent  Events
     ------------------

          In February 1998, the Company sold TPC, a wholly owned subsidiary that held the Company's 9.6% equity interest in the Colombian pipeline company, OCENSA, to an unrelated third party (the "Purchaser") for $100 million. Net proceeds were approximately $97.7 million after $2.3 million of expenses. The sale resulted in an aftertax gain of $50.2 million, which will be recorded in the first quarter of 1998.

          In conjunction with the sale of TPC, the Company entered into a five-year equity swap with a creditworthy financial institution (the "Counterparty"). The equity swap has a notional amount of $97 million and requires the Company to make floating LIBOR-based payments on the notional amount to the Counterparty. In exchange, the Counterparty is required to make payments to the Company equivalent to 97% of the dividends TPC receives with respect to its equity interest in OCENSA. Upon a sale by the Purchaser of the TPC shares, the Company will receive from the Counterparty, or make a cash payment to the Counterparty, an amount equal to the excess or deficiency, as applicable, of the difference between 97% of the net proceeds from the Purchaser's sale of the TPC shares and the notional amount. The equity swap will be carried in the Company's financial statements at fair value during the five-year term. Fluctuations in the fair value of the equity swap will affect other income as noncash adjustments.

                         YEAR ENDED DECEMBER 31, 1996,
                  COMPARED WITH YEAR ENDED DECEMBER 31, 1995

     Revenues
     --------

          Sales and other operating revenues were $134 million and $107.5 million in 1996 and 1995, respectively. Revenues in Colombia increased by $37.2 million in 1996 due to higher production ($15.7 million) and higher oil prices ($21.5 million) resulting from more favorable market conditions and batching of Cusiana crude that began in mid-1995. Revenue barrels in Colombia, including barrels delivered under the forward oil sale, increased from 5.5 million barrels in 1995 to 6.4 million barrels in 1996, even though the Company received .7 million fewer barrels in 1996 as reimbursement of pre-commerciality costs related to the Cusiana Field. Oil and gas sales from properties sold in late 1995 and early 1996 aggregated $17 million in 1995, compared with $2.7 million in 1996.

          Other operating revenues in 1996 included a gain of $4.1 million resulting from the sale of the Company's royalty interests in U.S. properties for $23.8 million based on an effective date of January 1, 1996.

     Costs  and  Expenses
     --------------------

          Operating expenses increased $1.4 million in 1996, and depreciation, depletion and amortization increased $2.4 million. The Company's operating costs per oil equivalent-barrel were $5.77 and $6.28 in 1996 and 1995, respectively. Higher production in Colombia increased operating expenses by $9.9 million and depreciation and depletion by $3.6 million. Operating expenses from properties sold in late 1995 and early 1996 were $1.8 million and $10.2 million in 1996 and 1995, respectively.

          General and administrative expenses before capitalization increased $3.8 million in 1996 to $50.5 million, primarily due to greater exploration activities. Capitalized general and administrative costs were $24.6 million and $21.1 million in 1996 and 1995, respectively.

     Other  Income  and  Expenses
     ----------------------------

          Interest expense before capitalization increased $2.7 million in 1996 to $43 million. Capitalized interest increased from $16.2 million in
1995 to $27.1 million in 1996 due to construction of support equipment and facilities in the Fields and greater exploration activities throughout the world.

          Other income, net in 1996 included a $10.4 million gain on the sale of the Company's shareholdings in Crusader, a $7.6 million benefit for settlement of a lawsuit in which the Company was plaintiff and an $11 million unrealized gain representing the change in fair market value of the WTI benchmark call options purchased in 1995. These gains were offset by $3.2 million in loss provisions for certain legal matters. Other income, net in 1995 included $7.2 million received from legal settlements, a $3.5 million gain on the sale of Triton France and $2.9 million received from the early redemption of the Crusader convertible notes. These gains were offset by a $4.2 million unrealized expense representing the change in fair market value of the WTI benchmark call options.

     Income  Taxes
     -------------

          The income tax provision for 1996 decreased primarily due to the recognition of a deferred tax benefit in the United States totaling $23.5 million related to anticipated future utilization of NOLs, compared with a similar benefit of $12.8 million in 1995. Foreign current tax expense of $5.4 million in 1996 increased $1.4 million from 1995, mainly due to increased profitability from the Company's Colombian operations. Foreign deferred tax expense of $15.4 million in 1996 decreased $2.9 million from 1995, primarily due to the writedown of the Company's Argentine assets, which lowered taxes by $3.7 million in 1996 compared with 1995.

                         Discontinued  Operations
                         ------------------------

          The results of operations for the aviation sales and services segment have been reported as discontinued operations. In June 1995, the Company sold the assets of its subsidiary, Jet East, Inc., for $2.9 million in cash and a note, and realized a loss of $1.4 million on the sale. The Company accrued $.6 million for costs associated with final disposal of the segment, which occurred in August 1995.

                        Petroleum Price Risk Management
                        -------------------------------

          Oil and natural gas sold by the Company are normally priced with reference to a defined benchmark, such as light, sweet crude oil traded on the New York Mercantile Exchange (WTI). Actual prices received vary from the benchmark depending on quality and location differentials. From time to time, it is the Company's policy to use financial market transactions, including swaps, collars and options, with creditworthy counterparties primarily to reduce risk associated with the pricing of a portion of the oil and natural gas that it sells. The policy is structured to underpin the Company's planned revenues and results of operations. The Company may also enter into financial market transactions to benefit from its assessment of the future prices of its production relative to other benchmark prices. There can be no assurance that the use of financial market transactions will not result in losses.

          In anticipation of entering into a forward oil sale, the Company purchased WTI benchmark call options to retain the ability to benefit from future WTI price increases above a weighted average price of $20.42 per barrel. The volumes and expiration dates on the call options coincide with the volumes and delivery dates of the forward oil sale. During the years ended December 31, 1997, 1996 and 1995, the Company recorded an unrealized gain (loss) of ($9.7 million), $11 million and ($4.2 million), respectively, in other income, net related to the change in the fair market value of the call options. Future fluctuations in the fair market value of the call options will continue to affect other income as noncash adjustments.

          During the year ended December 31, 1997, markets provided the Company the opportunity to realize WTI benchmark oil prices on average $2.35 per barrel above the WTI benchmark oil price the Company set as part of its 1997 annual plan. As a result of financial and commodity market transactions settled during the year ended December 31, 1997, the Company's risk management program resulted in an average net realization of approximately $.11 per barrel lower than if the Company had not entered into such transactions.

                            International Operations
                            ------------------------

          The Company derives substantially all of its consolidated revenues from international operations. A risk inherent in international operations is the possibility of realizing economic currency-exchange losses when transactions are completed in currencies other than U.S. dollars. The Company's risk of realizing currency-exchange losses currently is largely mitigated because the Company receives U.S. dollars for sales of its petroleum products in Colombia. With respect to expenditures denominated in currencies other than the U.S. dollar, the Company generally converts U.S. dollars to the local currency near the applicable payment dates to minimize exposure to losses caused by holding foreign currency deposits. During the three-year period ended December 31, 1997, the Company did not realize any material foreign exchange losses from its international operations.

                            Exploration Operations
                            ----------------------

          Costs related to acquisition, holding and initial exploration of licenses in countries with no proved reserves are initially capitalized, including internal costs directly identified with acquisition, exploration and development activities. The Company's exploration licenses are periodically assessed for impairment on a country-by-country basis. If the Company's investment in exploration licenses within a country where no proved reserves are assigned is deemed to be impaired, the licenses are written down to estimated recoverable value. If the Company abandons all exploration efforts in a country where no proved reserves are assigned, all exploration costs associated with the country are expensed. Due to the unpredictable nature of exploration drilling activities, the amount and timing of impairment expense are difficult to predict with any certainty. Financial information concerning the Company's assets, including capitalized costs by geographic area, is in note  21  of  Notes  to  Consolidated  Financial  Statements.

                             Environmental Matters
                             ---------------------

          The Company is subject to extensive environmental laws and regulations. These laws regulate the discharge of oil, gas or other materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of such materials at various sites. Also, the Company may remain liable for certain environmental matters that may arise from formerly owned fuel businesses. The Company believes that the level of future expenditures for environmental matters, including clean-up obligations, is impractical to determine with a precise and reliable degree of accuracy. Management believes that such costs, when finally determined, will not have a material, adverse effect on the Company's operations or consolidated financial condition.

                Recent Accounting and Disclosure Pronouncements
                -----------------------------------------------

          In January 1997, the Securities and Exchange Commission issued "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments." The rule amends and expands existing disclosure requirements to include quantitative and qualitative information about market risks inherent in market-risk sensitive instruments, including derivative financial instruments, other financial instruments and derivative commodity financial instruments. The Company is required to adopt the disclosure requirements for quantitative and qualitative information beginning with filings with the Commission that include the Company's annual financial statements for the year
ended  December  31,  1998.    The  required  quantitative  and  qualitative
information must be disclosed outside the financial statements and related notes thereto.

          In 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings Per Share." This Statement is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 requires the presentation of basic and diluted earnings per share for entities with complex capital structures. Prior-year earnings per share amounts have been restated to conform with SFAS 128.

          In June 1997, the Financial Accounting Standards Board issued Statement No. 130 ("SFAS 130"), "Reporting Comprehensive Income." Comprehensive income includes net income and several other items that current accounting standards require to be recognized outside of net income. This standard established standards for reporting and display of comprehensive income and its components, specifically net income and all other changes in shareholders' equity except those resulting from investments by and distributions to shareholders. SFAS 130 is effective for fiscal years beginning after December 15, 1997, and the Company will adopt the standard for its fiscal year beginning January 1, 1998. This statement will not have any effect on the Company's results of operations or financial position.

          In June 1997, the Financial Accounting Standards Board issued Statement No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," replacing Statement No. 14 and its amendments. This standard requires enterprises to report certain information about operating segments in annual financial statements to shareholders. Additionally, it requires that enterprises report selected information about operating segments
in  interim  financial  reports  issued  to  shareholders.    The  basis  for
determining an enterprise's operating segments is the manner in which financial information is used internally by the enterprise's chief operating decision maker. SFAS 131 is effective for fiscal years beginning after December 15, 1997, and the Company intends to adopt the standard in fiscal year 1998. This statement will not have any effect on the Company's results of operations or financial position.

                     Information Systems and the Year 2000
                     -------------------------------------

          The Company has reviewed its operational, financial and other information systems for potential conflicts with the Year 2000. The Company believes that the Year 2000 will not cause any significant disruptions to its information systems, and any costs to resolve Year 2000 issues will not be material.

          The Company has begun an investigation into the potential impact to its operations caused by Year 2000 problems that may occur at third parties, including its oil and gas partners, financial institutions, and vendors. The Company has identified certain third parties that may encounter Year 2000 problems, but has not yet determined the potential impact to the Company's operations or the costs to the Company, if any, associated with these issues. The Company intends to engage a third-party Year 2000 consultant in 1998 to validate the Company's assumptions and identify nonconformance.

               Certain Factors that Could Affect Future Operations
               -------------------------------------------------

          Certain statements in this report, including expectations, intentions, plans and beliefs of the Company and management, are forward-looking statements, as defined in Section 21D of the Securities Exchange Act of 1934, that are dependent on certain events, risks and
uncertainties  that  may  be  outside  the  Company's  control.    These
forward-looking statements include statements of management's plans and objectives for the Company's future operations and statements of future economic performance; information regarding drilling schedules and schedules for the start-up of production facilities; expected or planned production or transportation capacity; when the Fields might become self-financing; future production of the Fields; the negotiation of a heads of agreement to a gas-sales contract and a gas-sales contract and commencement of production in Malaysia-Thailand; the Company's capital budget and future capital requirements; the Company's meeting its future capital needs; the amount by which production from the Fields may increase or when such increased production may commence; the Company's realization of its deferred tax asset; the level of future expenditures for environmental costs; the outcome of regulatory and litigation matters; the impact of Year 2000 issues; and proven oil and gas reserves and discounted future net cash flows therefrom; and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including those described in the context of such forward-looking statements and in notes 19 and 20 of Notes to Consolidated Financial Statements.

ITEM  7.  A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               Not  applicable.

ITEM  8.       FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

               The financial statements required by this item begin at page F-1 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               Not  applicable.

                                   PART III

ITEM  10. DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

          The information relating to the Company's Directors and nominees for election as Directors of the Company is incorporated herein by reference from the Proxy Statement for the 1998 Annual Meeting of Shareholders of the Company (the "Proxy Statement"), specifically the discussion under the heading "Election of Directors." It is currently anticipated that the Proxy Statement will be publicly available and mailed in April 1998. Certain information as to executive officers is included herein under Items 1 and 2, "Business and Properties - Executive Officers." The discussion under "Section 16(a) Beneficial Ownership Reporting Compliance " in the Proxy Statement is incorporated herein by reference.

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





     3.1     Memorandum of Association.(1)
     3.2     Articles of Association.(1)
     4.1     Specimen Share Certificate of Ordinary Shares, $.01 par value, of the Company.(2)
     4.2     Rights Agreement dated as of March 25, 1996, between Triton and Chemical Bank, as
             Rights Agent, including, as Exhibit A thereto, Resolutions establishing the Junior
             Preference Shares.(1)
     4.3     Resolutions Authorizing the Company's 5% Convertible Preference Shares.(3)
     4.4     Amendment No. 1 to Rights Agreement dated as of August 2, 1996, between Triton and
             Chemical Bank, as Rights Agent.(4)
    10.1     Amended and Restated  Retirement Income Plan.(5)(23)
    10.2     Amended and Restated Supplemental Executive Retirement Income Plan.(23)(24)
    10.3     1981 Employee Non-Qualified Stock Option Plan.(6)(23)
    10.4     Amendment No. 1 to the 1981 Employee Non-Qualified Stock Option Plan.(7)(23)
    10.5     Amendment No. 2 to the 1981 Employee Non-Qualified Stock Option Plan.(6)(23)
    10.6     Amendment No. 3 to the 1981 Employee Non-Qualified Stock Option Plan.(5)(23)
    10.7     1985 Stock Option Plan.(8)(23)
    10.8     Amendment No. 1 to the 1985 Stock Option Plan.(6)(23)
    10.9     Amendment No. 2 to the 1985 Stock Option Plan.(5)(23)
   10.10     Amended and Restated 1986 Convertible Debenture Plan.(5)(23)
   10.11     1988 Stock Appreciation Rights Plan.(9)(23)
   10.12     1989 Stock Option Plan.(10)(23)
   10.13     Amendment No. 1 to 1989 Stock Option Plan.(6)(23)
   10.14     Amendment No. 2 to 1989 Stock Option Plan.(5)(23)
   10.15     Second Amended and Restated 1992 Stock Option Plan.(11)(23)
   10.16     Form of Amended and Restated Employment Agreement with Triton Energy Limited and its executive officers.(23)(24)
   10.17     Form of Amended and Restated Employment Agreement with Triton Energy Limited and certain officers.(23)(24)
   10.18     Amended and Restated 1985 Restricted Stock Plan.(5)(23)
   10.19     First Amendment to Amended and Restated 1985 Restricted Stock Plan.(13)(23)
   10.20     Second Amendment to Amended and Restated 1985 Restricted Stock Plan.(11)(23)
   10.21     Executive Life Insurance Plan.(14)(23)
   10.22     Long Term Disability Income Plan.(14)(23)
   10.23     Amended and Restated Retirement Plan for Directors.(8)(23)
   10.24     Amended and Restated Indenture dated as of March 25, 1996 between Triton and
             Chemical Bank, with respect to the issuance of Senior Subordinated Discount Notes due 1997.(11)
   10.25     Amended and Restated Senior Subordinated Indenture by and between the Company and
             United States Trust Company of New York, dated as of March 25, 1996.(11)
   10.26     Contract for Exploration and Exploitation for Santiago de Atalayas I with an effective date of July 1, 1982, between Triton Colombia, Inc., and Empresa Colombiana
             De Petroleos.(8)
   10.27     Contract for Exploration and Exploitation for Tauramena with an effective date of July
             4, 1988, between Triton Colombia, Inc., and Empresa Colombiana De Petroleos.(9)
   10.28     Summary of Assignment legalized by Public Instrument No. 1255 dated September 15,
             1987 (Assignment is in Spanish language).(9)
   10.29     Summary of Assignment legalized by Public Instrument No. 1602 dated June 11, 1990
             (Assignment is in Spanish language).(9)
   10.30     Summary of Assignment legalized by Public Instrument No. 2586 dated September 9,
             1992 (Assignment is in Spanish language).(9)
   10.31     401(K) Savings Plan.(5)(23)
   10.32     Contract between Malaysia-Thailand and Joint Authority and Petronas Carigali
             SDN.BHD.and Triton Oil Company of Thailand relating to Exploration and Production of  Petroleum for Malaysia-Thailand Joint Development Area Block A-18.(15)
   10.33     Triton Crude Purchase Agreement between Triton Colombia, Inc. and Oil Co., LTD.
             dated May 25, 1995.(16)
   10.34     Credit Agreement among Triton Colombia, Inc., Triton Energy Corporation,
             NationsBank, N.A. (Carolinas) and Export-Import Bank of the United States.(13)
   10.35     Amendment No. 1 to Credit Agreement among Triton Colombia, Inc., Triton Energy
             Corporation, NationsBank, N.A. (Carolinas) and Export-Import Bank of the United
             States.(13)
   10.36     Amendment No. 2 to Credit Agreement among Triton Colombia, Inc., Triton Energy
             Corporation, NationsBank, N.A. (Carolinas) and Export-Import Bank of the United
             States.(11)
   10.37     Amendment No. 3 to Credit Agreement among Triton Colombia, Inc., Triton Energy
             Corporation, NationsBank, N.A. (Carolinas) and Export-Import Bank of the United
             States.(24)
   10.38     Agreement and Plan of Merger among Triton Energy Corporation, Triton Energy
             Limited and TEL Merger Corp.(13)
   10.39     Credit Agreement among Triton Energy Limited and Triton Energy Corporation, as
             Borrowers, and NationsBank of Texas, N.A., Barclays Bank PLC, Meespierson N.V.,
             The Chase Manhattan Bank and Societe Generale, Southwest Agency dated
             August 30, 1996.(17)
   10.40     Form of Indemnity Agreement entered into with each director and officer of the
             Company.(17)
   10.41     Restated Employment Agreement between John Tatum and the Company. (12)(23)
   10.42     Description of Performance Goals for Executive Bonus Compensation. (12)(23)
   10.43     Stock Purchase Agreement dated September 2, 1997 between The Strategic
             Transaction Company and Triton International Petroleum, Inc. ( 24)
   10.44     Fourth Amendment to Stock Purchase Agreement dated February 2, 1998 between
             The Strategic Transaction Company and Triton International Petroleum, Inc. (24 )
   10.45     Supplemental Indenture dated April 17, 1997 among Triton Energy Corporation
             Triton Energy Limited and The Chase Manhattan Bank  (formerly known as
             Chemical Bank) amending Amended and Restated Indenture dated as of March 25, 1996 relating to the Senior Subordinated Discount Notes due 1997. (18)
   10.46     Supplemental Indenture dated April 17, 1997 among Triton Energy Corporation,
             Triton Energy Limited and United States Trust Company of New York amending
             Amended and Restated Senior Subordinated Indenture dated as of  March 25,
             1996 relating to the 9 3/4% Senior Subordinated Discount Notes due 2000. (18)
   10.47     Senior Indenture dated April 10, 1997 among Triton Energy Limited and The
             Chase Manhattan Bank. (18)
   10.48     First Supplemental Indenture dated April 10, 1997 among Triton Energy Corporation,
             Triton Energy Limited and The Chase Manhattan Bank amending Senior
             Indenture dated as of April 10, 1997 relating to the 8 3/4% Senior
             Notes due 2002. (18)
   10.49     Second Supplemental Indenture dated April 10, 1997 among Triton Energy Corporation,
             Triton Energy Limited and The Chase Manhattan Bank amending Senior
             Indenture dated as of April 10, 1997 relating to the 9 1/4% Senior Notes due 2005. (18)
   10.50     First Amendment to Credit Agreement dated as of April 4, 1997 among Triton
             Energy Limited and Triton Energy Corporation, as Borrowers, and
             NationsBank of Texas, N.A., Barclays Bank PLC, Meespierson N.V., The
             Chase Manhattan Bank and Societe Generale, Southwest Agency. (18)
   10.51     1997 Share Compensation Plan. (18)(23)
   10.52     First Amendment to 1997 Share Compensation Plan. (23 )(24)
   10.53     First Amendment to Amended and Restated Retirement Plan for Directors.(23)(24)
   10.54     First Amendment to Second Amended and Restated 1992 Stock Option Plan. (18)(23)
   10.55     Second Amendment to Second Amended and Restated 1992 Stock Option Plan. (23)(24)
   10.56     Agreement to Release Triton Energy Corporation and Second Amendment
             to Credit Agreement dated as of July 21, 1997 among Triton Energy Limited and Triton Energy Corporation, as Borrowers, and NationsBank of Texas,
             N.A., Barclays Bank PLC, MeesPierson N.V., The Chase Manhattan Bank
              and Societe Generale, Southwest Agency. (19)
   10.57     Amended and Restated Indenture dated July 25, 1997 between Triton Energy
             Limited and The Chase Manhattan Bank. (19)
   10.58     Amended and Restated First Supplemental Indenture dated July 25, 1997 between Triton Energy Limited and The Chase Manhattan Bank relating to the 8 3/4% Senior Notes due 2002. (19)
   10.59     Amended and Restated Second Supplemental Indenture dated July 25, 1997 between Triton Energy Limited and The Chase Manhattan Bank relating to the 9 1/4% Senior Notes due 2005. (19)
   10.60     Third Amendment to Credit Agreement dated as of September 30, 1997 among Triton Energy Limited, NationsBank of Texas, N.A., Barclays Bank PLC,
             MeesPierson N.V., The Chase Manhattan Bank and Societe Generale,
             Southwest Agency. (20)
    12.1     Computation of Ratio of Earnings to Fixed Charges. (24)
    12.2     Computation of Ratio of Earnings to Combined Fixed Charges and Preference
             Dividends(24)
    21.1     Subsidiaries of the Company.(24)
    23.1     Consent of Price Waterhouse LLP.(24)
    23.2     Consent of DeGolyer and MacNaughton.(24)
    24.1     The power of attorney of officers and directors of the Company (set forth on the signature page hereof).(24)
    27.1     Financial Data Schedule.(24)
    99.1     Rio Chitamena Association Contract.(21)
    99.2     Rio Chitamena Purchase and Sale Agreement.(21)
    99.3     Integral Plan - Cusiana Oil Structure.(21)
    99.4     Letter Agreements with co-investor in Colombia.(21)
    99.5     Colombia Pipeline Memorandum of Understanding.(21)
    99.6     Amended and Restated Oleoducto Central S.A. Agreement dated as of March 31,
             1995.(22)



____________________





 (1)    Previously filed as an exhibit to the Company's Registration Statement on Form S-3
        (No 333-08005) and incorporated herein by reference.
 (2)    Previously filed as an exhibit to the Company's Registration Statement on Form 8-A dated March 25, 1996 and incorporated herein by reference.
 (3)    Previously filed as an exhibit to the Company's and Triton Energy Corporation's
        Registration Statement on Form S-4 (No. 333-923) and incorporated herein by reference.
 (4)    Previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A
        (Amendment No. 1) dated August 14, 1996 and incorporated herein by reference.
 (5)    Previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form
        10-Q for the quarter ended November 30, 1993 and incorporated by reference herein.
 (6)    Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
        10-K for the fiscal year ended May 31, 1992 and incorporated herein by reference.
 (7)    Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
        10-K for the fiscal year ended May 31, 1989 and incorporated by reference herein.
 (8)    Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
        10-K for the fiscal year ended May 31, 1990 and incorporated herein by reference.
 (9)    Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
        10-K for the fiscal year ended May 31, 1993 and incorporated by reference herein.
(10)    Previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form
        10-Q for the quarter ended November 30, 1988 and incorporated herein by reference.
(11)    Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
        quarter ended March 31, 1996 and incorporated herein by reference.
(12)    Previously filed as an exhibit to the Company's Annual Report on Form
        10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference.
(13)    Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
        10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.
(14)    Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
        10-K for the fiscal year ended May 31, 1991 and incorporated herein by reference.
(15)    Previously filed as an exhibit to Triton Energy Corporation's current report on Form
        8-K dated April 21, 1994 and incorporated by reference herein.
(16)    Previously filed as an exhibit to Triton Energy Corporation's Current Report on Form
        8-K dated May 26, 1995 and incorporated herein by reference.
(17)    Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
        quarter ended September 30, 1996 and incorporated herein by reference.
(18)    Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
        quarter ended March 31, 1997 and incorporated herein by reference.
(19)    Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
        quarter ended June 30, 1997 and incorporated herein by reference.
(20)    Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
        quarter ended September 30, 1997 and incorporated herein by reference.
(21)    Previously filed as an exhibit to Triton Energy Corporation's current report on Form
        8-K/A dated July 15, 1994 and incorporated by reference herein.
(22)    Previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form
        10-Q for the quarter ended June 30, 1995 and incorporated herein by reference.
(23)    Management contract or compensatory plan or arrangement.
(24)    Filed herewith.




     (b)          Reports  on  Form  8-K.

          None
                                  SIGNATURES

     Pursuant  to  the  requirements  of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed by the undersigned thereunto duly authorized on the 27 day of March, 1998.

                              TRITON  ENERGY  LIMITED



                              By:   /s/Thomas  G.  Finck
                                   ------------------------
                                   Thomas  G.  Finck
                                   Chairman  of  the Board and Chief Executive
                                   Officer

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned officers and directors of Triton Energy Limited (the "Company") hereby constitutes and appoints Thomas G. Finck, Robert B. Holland, III, and Peter Rugg, or any of them ( with full power to each of them to act alone), his true and lawful attorney-in-fact and agent, with full power of substitution, for him and on his behalf and in his name, place and stead, in any and all capacities, to sign, execute, and file any and all documents relating to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, including any and all amendments and supplements thereto, with any regulatory authority, granting unto said attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he himself might or could do if personally present, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27 day of March, 1998.

          Signatures                           Title
          ----------                           -----


      /s/Thomas  G.  Finck                     Chairman of the Board and Chief
-------------------------------------          Financial Officer
Thomas  G.  Finck


      /s/Peter  Rugg                           Senior  Vice  President and
-------------------------------------          Chief Financial Officer
          Peter  Rugg                           (Principal  Accounting  and
                                                 Financial  Officer)


      /s/John  P.  Lewis                       Director  March  17, 1998
-------------------------------------
         John  P.  Lewis


      /s/Michael  E.  McMahon                  Director  March  17, 1998
-------------------------------------
         Michael  E.  McMahon


      /s/Ernest  E. Cook                       Director  March  17, 1998
-------------------------------------
         Ernest  E.  Cook


      /s/Sheldon  R.  Erikson                  Director  March  17, 1998
-------------------------------------
         Sheldon  R.  Erikson


      /s/Jesse  E.  Hendricks                  Director  March  17, 1998
---------------------------------------
         Jesse  E.  Hendricks


     /s/Fitzgerald S. Hudson                   Director  March  17, 1998
---------------------------------------
         Fitzgerald  S.  Hudson


     /s/John  R.  Huff                         Director  March  17, 1998
---------------------------------------
         John  R.  Huff


     /s/Thomas  P.  Kellogg,  Jr.              Director  March  17, 1998
---------------------------------------
        Thomas  P.  Kellogg,  Jr.


     /s/Edwin  D. Williamson                   Director  March  17, 1998
---------------------------------------
         Edwin  D.  Williamson







                    TRITON ENERGY LIMITED AND SUBSIDIARIES
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



                                                                                  PAGE
                                                                                  ----

TRITON ENERGY LIMITED AND SUBSIDIARIES:
Report of Independent Accountants                                                 F-2
Consolidated Statements of Operations - Years ended December 31, 1997, 1996
and 1995                                                                          F-3
Consolidated Balance Sheets - December 31, 1997 and 1996                          F-4
Consolidated Statements of Cash Flows - Years ended December 31, 1997, 1996
and 1995                                                                          F-5
Consolidated Statements of Shareholders' Equity - Years ended December 31, 1997,
1996 and 1995                                                                     F-6
Notes to Consolidated Financial Statements                                        F-7





SCHEDULE:
II         -  Valuation and Qualifying Accounts - Years ended December 31, 1997,
              1996 and 1995                                                       F-47








All other schedules are omitted as the required information is inapplicable or presented in the consolidated financial statements or related notes.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Board of Directors and Shareholders of Triton Energy Limited

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Triton Energy Limited and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Price  Waterhouse  LLP
Dallas,  Texas
February  5,  1998

                    TRITON ENERGY LIMITED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)





                                                      YEAR ENDED DECEMBER 31,
                                                --------------------------------
                                                   1997       1996       1995
                                                ----------  ---------  ---------
SALES AND OTHER OPERATING REVENUES:

Oil and gas sales                               $ 145,419   $129,795   $106,844
Other operating revenues                            4,077      4,182        628
                                                ----------  ---------  ---------
                                                  149,496    133,977    107,472
                                                ----------  ---------  ---------
COSTS AND EXPENSES:
Operating                                          51,357     36,654     35,276
General and administrative                         28,607     25,945     25,672
Depreciation, depletion and amortization           36,828     25,640     23,208
Writedown of assets                                   ---     42,960        ---
                                                ----------  ---------  ---------
                                                  116,792    131,199     84,156
                                                ----------  ---------  ---------

OPERATING INCOME                                   32,704      2,778     23,316

Interest income                                     5,178      6,703      7,954
Interest expense, net                             (23,858)   (15,897)   (24,055)
Other income, net                                   2,872     27,361      9,385
                                                ----------  ---------  ---------
                                                  (15,808)    18,167     (6,716)
                                                ----------  ---------  ---------

EARNINGS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES AND EXTRAORDINARY ITEM        16,896     20,945     16,600
Income tax expense (benefit)                       11,301     (2,860)    10,059
                                                ----------  ---------  ---------
                                                    5,595     23,805      6,541
DISCONTINUED OPERATIONS:
Loss from operations                                  ---        ---     (1,858)
Loss on disposal                                      ---        ---     (1,963)
                                                ----------  ---------  ---------
EARNINGS BEFORE EXTRAORDINARY ITEM                  5,595     23,805      2,720
Extraordinary item - extinguishment of debt       (14,491)    (1,196)       ---
                                                ----------  ---------  ---------
NET EARNINGS (LOSS)                                (8,896)    22,609      2,720
DIVIDENDS ON PREFERENCE SHARES                        400        985        802
                                                ----------  ---------  ---------
EARNINGS (LOSS) APPLICABLE TO ORDINARY SHARES   $  (9,296)  $ 21,624   $  1,918
                                                ----------  ---------  ---------

Average ordinary shares outstanding                36,471     35,929     35,147
                                                ----------  ---------  ---------
BASIC EARNINGS (LOSS) PER ORDINARY SHARE:
Continuing operations                           $    0.14   $   0.64   $   0.16
Discontinued operations                               ---        ---      (0.11)
Extraordinary item                                  (0.40)     (0.03)       ---
                                                ----------  ---------  ---------
NET EARNINGS (LOSS)                             $   (0.26)  $   0.61   $   0.05
                                                ----------  ---------  ---------

DILUTED EARNINGS (LOSS) PER ORDINARY SHARE:
Continuing operations                           $    0.14   $   0.62   $   0.16
Discontinued operations                               ---        ---      (0.11)
Extraordinary item                                  (0.39)     (0.03)       ---
                                                ----------  ---------  ---------
NET EARNINGS (LOSS)                             $   (0.25)  $   0.59   $   0.05
                                                ----------  ---------  ---------







         See accompanying Notes to Consolidated Financial Statements.

                    TRITON ENERGY LIMITED AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


ASSETS                                                            DECEMBER  31,
                                                            ------------------------
                                                                 1997        1996
                                                            ------------  ----------
CURRENT ASSETS:
Cash and equivalents                                        $    13,451   $  11,048
Short-term marketable securities                                    ---       3,866
Trade receivables, net                                           12,963      11,526
Other receivables                                                52,162      49,000
Inventories, prepaid expenses and other                           5,219       8,920
Assets held for sale                                             58,178         ---
                                                            ------------  ----------
TOTAL CURRENT ASSETS                                            141,973      84,360
Property and equipment, at cost, net                            835,506     676,833
Deferred income taxes                                            87,148      71,416
Investments and other assets                                     33,412      81,915
                                                            ------------  ----------
                                                            $ 1,098,039   $ 914,524
                                                            ------------  ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt                        $   130,375   $ 199,552
Short-term borrowings                                            54,600         ---
Accounts payable and accrued liabilities                         36,964      38,545
Deferred income                                                  35,254      28,466
                                                            ------------  ----------
TOTAL CURRENT LIABILITIES                                       257,193     266,563

Long-term debt, excluding current maturities                    443,312     217,078
Deferred income taxes                                            50,968      45,431
Deferred income and other                                        49,946      84,808
Convertible debentures due to employees                             ---         ---

SHAREHOLDERS' EQUITY:
Preference shares, par value $.01; authorized
  20,000,000 shares; issued 218,285 and 247,469
  shares at December 31, 1997 and 1996, respectively;
  stated value $34.41                                             7,511       8,515
Ordinary shares, par value $.01; authorized
  200,000,000 shares; issued 36,541,064 and
  36,342,181 shares at December 31, 1997 and
  1996, respectively                                                365         363
Additional paid-in capital                                      588,454     582,581
Accumulated deficit                                            (297,581)   (288,685)
Other                                                            (2,126)     (2,128)
                                                            ------------  ----------
                                                                296,623     300,646
Less cost of ordinary shares in treasury                              3           2
                                                            ------------  ----------
TOTAL SHAREHOLDERS' EQUITY                                      296,620     300,644
Commitments and contingencies (note 20)                             ---         ---
                                                            ------------  ----------
                                                            $ 1,098,039   $ 914,524
                                                            ------------  ----------






        The Company uses the full cost method to account for its oil- and gas-producing activities.
         See accompanying Notes to Consolidated Financial Statements.

                    TRITON ENERGY LIMITED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)








                                                                       YEAR ENDED DECEMBER 31,
                                                                 ------------------------------------
                                                                      1997        1996        1995
                                                                 ------------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings (loss)                                          $    (8,896)  $  22,609   $   2,720
    Adjustments to reconcile net earnings to net cash provided
       (used) by operating activities:
    Depreciation, depletion and amortization                          36,828      25,640      23,467
    Amortization of debt discount                                      7,949      15,897      23,928
    Proceeds from forward oil sale                                       ---         ---      86,610
    Amortization of deferred income                                  (28,467)     (8,105)     (4,725)
    Gain on sale of assets, net                                       (5,486)    (15,831)     (2,938)
    Payment of accreted interest on extinguishment of debt          (124,794)        ---         ---
    Extraordinary loss on extinguishment of debt, net of tax          14,491       1,196         ---
    Writedowns, loss provisions and discontinued operations              ---      45,753       7,192
    Deferred income taxes                                              8,078      (8,115)      5,444
    Other, net                                                         6,100      (7,655)       (536)
    Changes in working capital:
      Marketable debt securities - trading                             1,856       4,149       8,074
      Receivables                                                     (2,408)     (5,048)     (1,677)
      Inventories, prepaid expenses and other                            (62)       (787)       (790)
      Accounts payable and accrued liabilities                        (2,605)     11,002       2,325
                                                                 ------------  ----------  ----------
          Net cash provided (used) by operating activities           (97,416)     80,705     149,094
                                                                 ------------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures and investments                              (219,216)   (252,684)   (178,161)
  Purchases of investments and marketable securities                     ---         ---     (45,281)
  Proceeds from sale of investments and marketable securities          2,000      38,507      42,050
  Proceeds from sale of shareholdings in Crusader                        ---      69,583         ---
  Sales of property and equipment and other assets                     5,899      38,505      20,866
  Other                                                               (1,383)        571         732
                                                                 ------------  ----------  ----------
          Net cash used by investing activities                     (212,700)   (105,518)   (159,794)
                                                                 ------------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving lines of credit and long-term debt         620,413      53,911      85,627
  Payments on revolving lines of credit and long-term debt          (321,515)    (70,884)    (39,366)
  Short-term notes payable, net                                        9,600         ---     (10,000)
  Issuance of ordinary shares                                          5,260       5,874       8,398
  Other                                                                 (390)     (1,879)     (5,756)
                                                                 ------------  ----------  ----------
          Net cash provided (used) by financing activities           313,368     (12,978)     38,903
                                                                 ------------  ----------  ----------
Effects of exchange rate changes on cash and equivalents                (849)       (211)     (1,494)
                                                                 ------------  ----------  ----------
Net increase (decrease) in cash and equivalents                        2,403     (38,002)     26,709
CASH AND EQUIVALENTS AT BEGINNING OF YEAR                             11,048      49,050      22,341
                                                                 ------------  ----------  ----------
CASH AND EQUIVALENTS AT END OF YEAR                              $    13,451   $  11,048   $  49,050
                                                                 ------------  ----------  ----------







         See accompanying Notes to Consolidated Financial Statements.

                    TRITON ENERGY LIMITED AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                         YEAR ENDED DECEMBER 31,
                                                    -----------------------------------
                                                        1997        1996        1995
                                                    -----------  ----------  ----------
PREFERENCE SHARES:
Balance at beginning of year                        $    8,515   $  14,109   $  17,976
Conversion of 5% preference shares                      (1,004)     (5,594)     (3,867)
                                                    -----------  ----------  ----------
Balance at end of year                                   7,511       8,515      14,109
                                                    -----------  ----------  ----------
ORDINARY SHARES:
Balance at beginning of year                               363      35,927      35,577
Exercise of employee stock options and debentures            2          81         238
Conversion of 5% preference shares                         ---         153         112
Reduction in par value                                     ---     (35,783)        ---
Other, net                                                 ---         (15)        ---
                                                    -----------  ----------  ----------
Balance at end of year                                     365         363      35,927
                                                    -----------  ----------  ----------
ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of year                           582,581     516,326     505,256
Cash dividends, 5% preference shares                      (400)       (985)       (802)
Exercise of employee stock options and debentures        3,831       7,974       8,160
Issuances under stock plans                              1,427         702         313
Conversion of 5% preference shares                       1,004       5,441       3,755
Reduction in par value                                     ---      35,783         ---
Sale of shareholdings in Crusader                          ---      20,413         ---
Other, net                                                  11      (3,073)       (356)
                                                    -----------  ----------  ----------
Balance at end of year                                 588,454     582,581     516,326
                                                    -----------  ----------  ----------
ACCUMULATED DEFICIT:
Balance at beginning of year                          (288,685)   (311,294)   (314,014)
Net earnings (loss)                                     (8,896)     22,609       2,720
                                                    -----------  ----------  ----------
Balance at end of year                                (297,581)   (288,685)   (311,294)
                                                    -----------  ----------  ----------
FOREIGN CURRENCY TRANSLATION ADJUSTMENT:
Balance at beginning of year                            (2,126)     (8,616)     (5,639)
Sale of foreign operations                                 ---         ---      (3,268)
Sale of shareholdings in Crusader                          ---       4,890         ---
Translation rate changes                                   ---       1,600         291
                                                    -----------  ----------  ----------
Balance at end of year                                  (2,126)     (2,126)     (8,616)
                                                    -----------  ----------  ----------
OTHER, NET:
Balance at beginning of year                                (2)        (89)     (1,384)
Valuation reserve on marketable securities                   2          87       1,295
                                                    -----------  ----------  ----------
Balance at end of year                                     ---          (2)        (89)
                                                    -----------  ----------  ----------
TREASURY SHARES:
Balance at beginning of year                                (2)       (338)       (577)
Purchase of treasury shares                                 (1)         (5)         (4)
Transfer of shares to employee benefit plans               ---         137         243
Retirement of treasury shares                              ---         204         ---
                                                    -----------  ----------  ----------
Balance at end of year                                      (3)         (2)       (338)
                                                    -----------  ----------  ----------
TOTAL SHAREHOLDERS' EQUITY                          $  296,620   $ 300,644   $ 246,025
                                                    -----------  ----------  ----------






         See accompanying Notes to Consolidated Financial Statements.

                    TRITON ENERGY LIMITED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (AMOUNTS IN TABLES IN THOUSANDS, EXCEPT FOR SHARE, PER SHARE AND PER BARREL
                                     DATA)
 1. SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

GENERAL

Triton Energy Limited ("Triton") is an international oil and gas exploration and production company. The term "Company" when used herein means Triton and its subsidiaries and other affiliates through which the Company conducts its business. The Company's principal properties, operations, and oil and gas reserves are located in Colombia and Malaysia-Thailand. The Company is actively exploring for oil and gas in these areas, as well as in southern Europe, Africa, Asia and the Middle East. All sales are currently derived from oil and gas production in Colombia.

Triton, a Cayman Islands company, was incorporated in 1995 to become the parent holding company of Triton Energy Corporation, a Delaware corporation ("TEC"). On March 25, 1996, the stockholders of TEC approved the merger of a wholly owned subsidiary of Triton with and into TEC (the "Reorganization"). Pursuant to the Reorganization, Triton became the parent holding company of TEC and each share of common stock, par value $1.00, and 5% preferred stock of TEC outstanding on March 25, 1996, was converted into one Triton ordinary share, par value $.01, and one 5% Triton preference share, respectively. The Reorganization has been accounted for as a combination of entities under common control.

PRINCIPLES  OF  CONSOLIDATION

The consolidated financial statements include the accounts of Triton and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Investments in 20%-to-50%-owned affiliates in which the Company exercises significant influence over operating and financial policies are accounted for using the equity method. Investments in less than 20%-owned affiliates are accounted for using the cost method.

CASH  EQUIVALENTS  AND  MARKETABLE  SECURITIES

Cash equivalents are highly liquid investments purchased with an original maturity of three months or less.

Investments in marketable debt securities are reported at fair value except for those investments that management has the positive intent and the ability to hold to maturity. Investments available-for-sale are classified based on the stated maturity of the securities, and changes in fair value are reported as a separate component of shareholders' equity. Trading investments are classified as current regardless of the stated maturity of the underlying securities, and changes in fair value are reported in other income, net. Investments that will be held to maturity are classified based on the stated maturity of the securities.

PROPERTY  AND  EQUIPMENT

The Company follows the full cost method of accounting for exploration and development of oil and gas reserves, whereby all acquisition, exploration and development costs are capitalized. Individual countries are designated as separate cost centers. All capitalized costs plus the undiscounted estimated future development costs of proved reserves are depleted using the unit-of-production method based on total proved reserves applicable to each country. A gain or loss is recognized on sales of oil and gas properties only when the sale involves significant reserves.

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

The estimated costs, net of salvage value, of dismantling facilities or projects with limited lives or facilities that are required to be dismantled by contract, regulation or law, and the estimated costs of restoration and reclamation associated with oil and gas operations are included in estimated future development costs as part of the amortizable base.

Support equipment and facilities are depreciated using the unit-of-production method based on total reserves of the field related to the support equipment and facilities. Other property and equipment, which includes furniture and fixtures, vehicles, aircraft and leasehold improvements, are depreciated principally on a straight-line basis over estimated useful lives ranging from 3 to 20 years.

Repairs and maintenance are expensed as incurred, and renewals and improvements are capitalized.

ENVIRONMENTAL  MATTERS

Environmental costs are expensed or capitalized depending on their future economic benefit. Costs that relate to an existing condition caused by past operations and have no future economic benefit are expensed. Liabilities for future expenditures of a noncapital nature are recorded when future environmental expenditures and/or remediation is deemed probable, and the costs can be reasonably estimated. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

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

REVENUE  RECOGNITION

Oil and gas revenues are recognized at the point of first measurement after production, which is generally upon delivery into field storage tank/processing facilities or pipelines. Cost reimbursements arising from carried interests granted by the Company are revenues to the extent the reimbursements are contingent upon and derived from production. Obligations arising from net profit interest conveyances are recorded as operating expenses when the obligation is incurred.

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

RISK  MANAGEMENT

Oil and natural gas sold by the Company are normally priced with reference to a defined benchmark, such as light, sweet crude oil traded on the New York Merchantile Exchange (West Texas Intermediate or "WTI"). Actual prices received vary from the benchmark depending on quality and location differentials. From time to time, it is the Company's policy to use financial market transactions, including swaps, collars and options, with creditworthy counterparties primarily to reduce risk associated with the pricing of a portion of the oil and natural gas that it sells. The Company may also enter into financial market transactions to benefit from its assessment of the future prices of its production relative to other benchmark prices.

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

DISCONTINUED  OPERATIONS  AND  RECLASSIFICATIONS

The results of operations for the Company's aviation sales and services segment in 1995 have been reported as discontinued operations.

Certain other previously reported financial information has been reclassified to conform to the current period's presentation.

STOCK-BASED  COMPENSATION

Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," encourages, but does not require, the adoption of a fair value- based method of accounting for employee stock-based compensation transactions. The Company has elected to apply the provisions of Accounting Principles Board Opinion No. 25 ("Opinion 25"), "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its stock-based compensation plans. Under Opinion 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant above the amount an employee must pay to acquire the stock.

EARNINGS  PER  ORDINARY  SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings Per Share." This Statement is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 requires the presentation of basic and diluted earnings per share for entities with complex capital structures. Prior-year earnings per share amounts have been restated to conform with SFAS 128.

Basic earnings (loss) per ordinary share amounts were computed by dividing net earnings (loss) after deduction of dividends on preference shares by the weighted average number of ordinary shares outstanding during the period. Prior to the Company's sale of its investment in Crusader Limited ("Crusader") in July 1996, the Company's proportionate shares owned by Crusader were not considered outstanding for purposes of determining weighted average number of shares outstanding. Diluted earnings (loss) per ordinary share is calculated to show earnings per share assuming the conversion of all securities that are exercisable or convertible into ordinary shares that would dilute the basic earnings per ordinary share during the period.

THE  USE  OF  ESTIMATES  IN  PREPARING  FINANCIAL  STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period.

2. DIVESTITURES  AND  DISCONTINUED  OPERATIONS

In June 1997, the Company sold its Argentine subsidiary for cash proceeds of $4.1 million and recognized a gain of $4.1 million in other operating revenues.

In June and July 1996, the Company sold its 49.9% shareholdings in Crusader for total cash proceeds of $69.6 million in conjunction with a May 1996 takeover bid for the outstanding shares of Crusader. The Company recorded a total gain of $10.4 million in other income, net, and an increase to additional paid-in capital of $20.4 million, representing the Company's proportion of Triton ordinary shares owned by Crusader that were previously treated as Triton owned.

In March 1996, the Company sold its royalty interests in U.S. properties for $23.8 million based on an effective date of January 1, 1996. The Company recorded the resulting gain of $4.1 million in other operating revenues.

In August 1995, the Company sold Triton France S.A. The Company received net proceeds, including repayment of intercompany debt, of approximately $16 million and recorded a net gain of $3.5 million and a reduction in shareholders' equity of approximately $3.3 million for the foreign currency translation adjustment.

In June 1995, the Company sold the assets of its subsidiary, Jet East, Inc., for $2.9 million in cash and a note, and realized a loss of $1.4 million on the sale. The Company accrued $.6 million for costs associated with final disposal of the segment, which occurred in August 1995. Revenues and net loss for the aviation sales and services segment during the year ended December 31, 1995, were $4.7 million and $2 million, respectively.

3. FORWARD  SALE  OF  COLOMBIAN  OIL  PRODUCTION

In May 1995, the Company sold 10.4 million barrels of oil from the Cusiana and Cupiagua fields (the "Fields") in Colombia in a forward oil sale. Under the terms of the sale, the Company received approximately $87 million of the approximately $124 million net proceeds and is entitled to receive substantially all of the remaining proceeds (now held in various interest-bearing reserve accounts) when the Company's Cusiana and Cupiagua fields project becomes self-financing, which is expected in 1998, and when certain other conditions are met. At December 31, 1997, proceeds held in interest-bearing reserve accounts of $31.8 million and $3 million have been recorded as current and long-term receivables, respectively. The Company has recorded the net proceeds as deferred income and will recognize such revenue when the barrels of oil are delivered during a five-year period that began in June 1995. Under the terms of the agreement, the Company must deliver to the buyer 58,425 barrels per month through March 1997 and 254,136 barrels per month from April 1997 to March 2000.

4. OTHER  RECEIVABLES

Other  receivables  consisted  of  the  following:



                                                 DECEMBER 31,
                                              ----------------
                                                1997     1996
                                              -------  -------

  Receivable from the forward oil sale        $31,770  $30,000
  Receivable from partners                     11,152    5,371
  Central Llanos pipeline upgrade receivable      ---    6,380
  Other                                         9,240    7,249
                                              -------  -------
                                              $52,162  $49,000
                                              -------  -------

5. ASSETS  HELD  FOR  SALE

Assets  held  for  sale  consisted  of  the  following:



                        DECEMBER 31,
                            1997
                      -------------

Investment in OCENSA  $      47,429
Corporate assets             10,749
                      -------------
                      $      58,178
                      -------------



The Company's wholly owned subsidiary, Triton Pipeline Colombia, Inc. ("TPC"), owns the Company's 9.6% equity interest in Oleoducto Central S.A. ("OCENSA"). See note 22 - Subsequent Events.

6. PROPERTY  AND  EQUIPMENT

Property  and  equipment,  at  cost,  are  summarized  as  follows:




                                                DECEMBER 31,
                                             -----------------
                                               1997     1996
                                             --------  --------

Oil and gas properties, full cost method:
   Evaluated                                 $518,580  $465,097
   Unevaluated                                130,626    82,997
   Support equipment and facilities           250,193   194,116
Other                                          25,121    31,044
                                             --------  --------
                                              924,520   773,254
Less accumulated depreciation and depletion    89,014    96,421
                                             --------  --------
                                             $835,506  $676,833
                                             --------  --------




The Company capitalizes interest on qualifying assets, principally unevaluated oil and gas properties and major development projects in progress. Capitalized interest amounted to $25.8 million, $27.1 million and $16.2 million in the years ended December 31, 1997, 1996 and 1995, respectively. The Company capitalized general and administrative expenses related to exploration and development activities of $32.4 million, $24.6 million and $21.1 million in the years ended December 31, 1997, 1996 and 1995, respectively.

Evaluated oil and gas properties and accumulated depreciation and depletion were reduced by $40 million each in 1997 due to the Company's sale of Triton Argentina, Inc. In 1996, evaluated oil and gas properties and accumulated depreciation and depletion were reduced by $246.9 million and $228.3 million, respectively, due to the sales of the Company's royalty interests in U.S. properties and the assets of Triton Indonesia, Inc.

7. INVESTMENTS  AND  OTHER  ASSETS

Investments  and  other  assets  consisted  of  the  following:



                                        DECEMBER 31,
                                      ----------------
                                        1997     1996
                                      -------  -------

Investment in OCENSA                  $   ---  $34,311
Investment in ODC                      11,108   11,108
WTI benchmark call options              2,678   11,048
Unamortized debt issue costs            2,538    6,878
Receivable from the forward oil sale    3,013    5,613
Other                                  14,075   12,957
                                      -------  -------
                                      $33,412  $81,915
                                      -------  -------




The  Company  owns  approximately  6.6% of Oleoducto de Colombia S.A. ("ODC").

The Company amortizes debt-issue costs over the life of the borrowing using the interest method. Amortization related to the Company's debt-issue costs was $2 million, $3.6 million and $2.3 million in the years ended December 31, 1997, 1996 and 1995, respectively.

8.          ACCOUNTS  PAYABLE  AND  ACCRUED  LIABILITIES

Accounts  payable  and  accrued  liabilities  are  summarized  as  follows:



                                         DECEMBER 31,
                                      ----------------
                                       1997     1996
                                      -------  -------


Accrued exploration and development   $12,903  $21,082
Accrued interest payable                9,449    2,046
Accounts payable, principally trade     5,819    2,697
Litigation and environmental matters    2,715    3,282
Other                                   6,078    9,438
                                      -------  -------
                                      $36,964  $38,545
                                      -------  -------

9. DEBT

SHORT-TERM  BORROWINGS

At December 31, 1997, the Company had outstanding borrowings of $9.6 million under a $10 million unsecured demand promissory note with a bank that renews
monthly.    Borrowings  bear  interest  at  LIBOR  plus  .75%.

At December 31, 1997, the Company had outstanding borrowings totaling $45 million under two unsecured revolving credit facilities with banks providing for borrowings of up to $30 million and $25 million, respectively. Borrowings bear interest at various spreads over the Eurodollar rate or, at the option of the Company, at LIBOR or prime. The revolving credit facilities contain certain covenants requiring certain levels of production and limiting the incurrence of certain liens, sales/leaseback transactions, dividends on ordinary shares, and mergers and consolidations.

The weighted average interest rates on short-term borrowings outstanding at December 31, 1997, was 7.3%.

LONG-TERM  DEBT

A  summary  of  long-term  debt  follows:




                                                DECEMBER 31,
                                             ------------------
                                                1997      1996
                                             --------  --------


Senior Notes due 2005                        $200,000  $    ---
Senior Notes due 2002                         199,900       ---
Revolving credit facility maturing 1998       119,900    11,000
Term credit facility maturing 2001             31,595    40,622
Revolving credit facility maturing 1999        17,500       ---
Senior Subordinated Discount Notes due 2000       854   170,000
Senior Subordinated Discount Notes due 1997       ---   189,869
Other notes and capitalized leases              3,938     5,139
                                             --------  --------
                                              573,687   416,630
 Less current maturities                      130,375   199,552
                                             --------  --------
                                             $443,312  $217,078
                                             --------  --------





In April 1997, the Company issued $400 million aggregate face value of senior indebtedness to refinance other indebtedness. The senior indebtedness consisted of $200 million face amount of 8 3/4% Senior Notes due April 15, 2002 (the "2002 Notes"), at 99.942% of the principal amount (resulting in $199.9 million aggregate net proceeds) and $200 million face amount of 9 1/4% Senior Notes due April 15, 2005 (the "2005 Notes" and, together with the 2002 Notes, the "Senior Notes"), at 100% of the principal amount, for total aggregate net proceeds of $399.9 million before deducting transaction costs of approximately $1 million.

Interest on the Senior Notes is payable semi-annually on April 15 and October 15 commencing October 15, 1997. The Senior Notes are redeemable at any time at the option of the Company, in whole or in part, and contain certain covenants limiting the incurrence of certain liens, sale/leaseback transactions, and mergers and consolidations.

In November 1992, the Company completed the sale of $240 million in principal amount of Senior Subordinated Discount Notes ("1997 Notes") due November 1, 1997, providing net proceeds to the Company of approximately $126 million. The original issue price was 54.76% of par, representing a yield to maturity of 12 1/2% per annum compounded on a semi-annual basis without periodic payments of interest.

In 1993, the Company completed the sale of $170 million in principal amount of 9 3/4% Senior Subordinated Discount Notes ("9 3/4% Notes") due December 15, 2000, providing net proceeds to the Company of approximately $124 million. The original issue price was 75.1% of par, representing a yield to maturity of 9 3/4%. No interest was payable on the 9 3/4% Notes during the first three years of issue. Commencing December 15, 1996, interest on the 9 3/4% Notes began to accrue at the rate of 9 3/4% per annum and is payable semi-annually on June 15 and December 15, beginning on June 15, 1997.

In May and June 1997, the Company completed a tender offer and consent solicitation with respect to the 1997 Notes and the 9 3/4% Notes that resulted in the retirement of the 1997 Notes and substantially all of the 9 3/4% Notes. The Company's results of operations included an extraordinary expense of $14.5 million, net of a $7.8 million tax benefit, associated with the extinguishment of the 1997 Notes and the 9 3/4% Notes. The Company's reported cash flows from operating activities for the year ended December 31, 1997, were reduced by $124.8 million, which was attributable to the interest accreted with respect to the 1997 Notes and the 9 3/4% Notes through the dates of retirement.

During 1996, the Company purchased in the open market $30 million face value of its 1997 Notes and realized an extraordinary expense of $1.2 million, net of a $.6 million tax benefit.

During 1997, the Company signed two unsecured bank revolving credit facilities providing for borrowings of up to $50 million and $25 million, respectively, that mature in November and December 1999, respectively. Borrowings bear interest at various spreads over the Eurodollar rate or, at the Company's option, at LIBOR or prime. The revolving credit facilities contain certain covenants requiring certain levels of production and limiting the incurrence of certain liens, sales/leaseback transactions, dividends on ordinary shares, and mergers and consolidations. Under the most restrictive covenant in the Company's existing credit facilities, the Company generally could not permit total indebtdness (as defined in the various agreements) to exceed $650 million. At December 31, 1997, the Company had outstanding borrowings of $17.5 million under the $50 million facility.

In 1996, the Company signed a $125 million unsecured bank revolving credit facility that matures in August 1998. Borrowings bear interest at various spreads over either prime or LIBOR. The revolving credit facility contains financial covenants that include certain limitations on dividends, investments, prepayments of debt, transactions with affiliates, and mergers and acquisitions, and include certain mandatory pay-down requirements. At December 31, 1997, the Company had outstanding borrowings of $119.9 million and letters of credit for $4.5 million under the facility. See note 22 - Subsequent Events.

In November 1995, a subsidiary signed an unsecured term credit facility with a bank supported by a guarantee issued by the Export-Import Bank of the United States ("EXIM") for $45 million, which matures in January 2001. Principal and interest payments are due semi-annually on January 15 and July 15 beginning on July 15, 1996, and borrowings bear interest at LIBOR plus .25%, adjusted on a semi-annual basis. At December 31, 1997, the Company had outstanding borrowings of $31.6 million under the facility.

The aggregate maturities of long-term debt for the five years during the period ending December 31, 2002, are as follows: 1998 -- $130.4 million; 1999 -- $27.1 million; 2000 -- $9.6 million; 2001 -- $5.1 million; and 2002 --
$200.4  million.

10. INCOME  TAXES

The components of earnings (loss) from continuing operations before income taxes and extraordinary item were as follows:



                      YEAR ENDED DECEMBER 31,
                   --------------------------------
                      1997       1996       1995
                   ----------  ---------  ---------

  Cayman Islands   $ (12,969)  $   (452)  $    ---
  United States      (31,694)   (16,641)   (21,412)
  Foreign - other     61,559     38,038     38,012
                   ----------  ---------  ---------
                   $  16,896   $ 20,945   $ 16,600
                   ----------  ---------  ---------



Pursuant to the Reorganization in March 1996, Triton, a Cayman Islands company, became the parent holding company of TEC, a Delaware corporation. As a result, the Company's corporate domicile became the Cayman Islands.

The components of the provision for income taxes on continuing operations were as follows:




                       YEAR ENDED DECEMBER 31,
                   -------------------------------
                      1997       1996       1995
                   ---------  ---------  ---------
  Current:
  Cayman Islands   $    ---   $    ---   $    ---
  United States          (7)      (172)       627
  Foreign - other     3,230      5,427      3,988
                   ---------  ---------  ---------
  Total current       3,223      5,255      4,615
                   ---------  ---------  ---------
  Deferred:
  Cayman Islands        ---        ---        ---
  United States      (7,929)   (23,489)   (12,797)
  Foreign - other    16,007     15,374     18,241
                   ---------  ---------  ---------
  Total deferred      8,078     (8,115)     5,444
                   ---------  ---------  ---------
       Total       $ 11,301   $ (2,860)  $ 10,059
                   ---------  ---------  ---------



A reconciliation of the differences between the Company's applicable statutory tax rate and the Company's effective income tax rate follows:




                                                        YEAR ENDED DECEMBER 31,
                                                        ------------------------
                                                          1997     1996    1995
                                                        --------  -------  ------

  Tax provision at statutory tax rate                      0.0 %     0.0 %   35.0 %
  Increase (decrease) resulting from:
     Net change in valuation allowance                    263.0 % (111.6)% (201.6)%
     Recognition of outside basis adjustments               --- %  (20.3)% (107.6)%
     Foreign items without tax benefit                     77.8 %   25.8 %   23.9 %
     Income tax rate changes                                --- %    --- %   16.9 %
     Income subject to tax in excess of statutory rate     36.9 %   58.4 %    --- %
     Branch loss recapture/Subpart F                        --- %    --- %   97.1 %
     Current year change in NOL/credit carryforwards     (356.7)%  (59.2)%   51.2 %

     Temporary differences:
        Oil and gas basis adjustments                      32.5 %   80.6 %  116.4 %
        Reimbursement of pre-commerciality costs           13.2 %   10.9 %   30.5 %
     Other                                                  0.2 %    1.8 %  (1.2) %
                                                        ---------  -------  ------
                                                           66.9 %  (13.6)%   60.6 %
                                                        ---------  -------  ------

The  components  of  the net deferred tax asset and liability were as follows:



                                                      DECEMBER 31, 1997                 DECEMBER 31, 1996
                                               ---------------------------------  -------------------------------
                                                                        OTHER                              OTHER
                                                  U.S.     COLOMBIA    FOREIGN        U.S.    COLOMBIA    FOREIGN
                                               ---------  ----------  ----------  ---------  ---------  ---------
  Deferred tax asset:
    Net operating loss carryforwards           $ 156,579   $  10,088   $   8,187   $ 98,555   $  9,540    $ 2,347
    Depreciable/depletable property                2,046         ---         ---      1,558        ---        ---
    Credit carryforwards                           1,726       3,986         ---      2,054        ---        ---
    Reserves                                       1,090         ---         ---      1,259        ---        ---
    Other                                            799         ---         ---        792        ---        ---
                                               ---------  ----------  ----------  ---------  ---------   --------
  Gross deferred tax asset                       162,240      14,074       8,187    104,218      9,540      2,347
  Valuation allowances                           (75,092)        ---         ---    (30,657)       ---        ---
                                               ---------  ----------  ----------  ---------  ---------   --------
  Net deferred tax asset                          87,148      14,074       8,187     73,561      9,540      2,347
                                               ---------  ----------  ----------  ---------  ---------   --------

  Deferred tax liability:
    Depreciable/depletable property                  ---     (58,143)    (15,086)       ---    (50,874)    (6,444)
    WTI benchmark call options                       ---         ---         ---     (2,145)       ---        ---
                                               ---------  ----------  ----------  ---------  ---------   --------

  Net deferred tax asset (liability)              87,148     (44,069)     (6,899)    71,416    (41,334)    (4,097)
  Less current deferred tax asset (liability)        ---         ---         ---        ---        ---        ---
                                               ---------  ----------  ----------  ---------  ---------   --------
  Noncurrent deferred tax asset (liability)    $  87,148   $ (44,069)  $  (6,899)  $ 71,416   $(41,334)   $(4,097)
                                               ---------  ----------  ----------  ---------  ---------   --------







At  December  31,  1997,  the  Company  had  net  operating  loss ("NOLs") and depletion carryforwards for U.S. tax purposes of $406.8 million and $6.8 million, respectively. During 1997, the Company amended certain prior-year tax returns that increased the Company's unused NOLs. In addition, at December 31, 1997, certain U.S. subsidiaries had separate return limitation year ("SRLY") operating loss and depletion carryforwards of $40.6 million and $13.5 million, respectively, which are available to offset only the future taxable income of those subsidiaries. The depletion carryforwards are available indefinitely. The U.S. NOLs and SRLY operating loss carryforwards expire from 1998 through 2013 as follows:



                       NOLS       SRLYS
                       EXPIRING   EXPIRING
                       BY YEAR    BY YEAR
                       ---------  ---------

  May 1998             $  11,594  $   8,964
  May 1999                 8,809      9,660
  May 2000                 7,315     12,256
  May 2001                20,713      9,675
  May 2002                22,670         32
  May 2003                20,566        ---
  May 2004 - May 2013    315,114        ---
                       ---------  ---------
                       $ 406,781  $  40,587
                       ---------  ---------



The deferred tax valuation allowance of $75.1 million at December 31, 1997, is primarily attributable to management's assessment of the utilization of NOLs, SRLY operating losses that are currently not realizable due to the lack of potential future income in the applicable subsidiaries, and the expectation that other tax credits will expire without being utilized. The minimum amount of future taxable income necessary to realize the deferred tax asset is approximately $249 million. Although there can be no assurance the Company will achieve such levels of income, management believes the deferred tax asset will be realized through increasing income from its operations.

At December 31, 1997, the Company's Colombian operations and other foreign operations had NOLs totaling $28.8 million and $28.7 million, respectively. The NOLs expire from 1998 through 2007.

If certain changes in the Company's ownership should occur, there would be an annual limitation on the amount of NOLs that can be utilized. To the extent a change in ownership does occur, the limitation is not expected to materially impact the utilization of such carryforwards.

11.EMPLOYEE  BENEFITS

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

The  funding  status  of  the  plans  follows:




                                                                     DECEMBER 31,
                                                        --------------------------------------
                                                                 1997              1996
                                                        -------------------  -----------------
                                                        DEFINED              DEFINED
                                                        BENEFIT      SERP    BENEFIT    SERP
                                                         PLAN        PLAN     PLAN      PLAN
                                                        --------  ---------  -------  --------

Actuarial present value of benefit obligations:
   Vested benefit obligations                           $ 4,218   $  4,781   $3,748   $ 4,079
                                                        --------  ---------  -------  --------
   Accumulated benefit obligations                      $ 4,790   $  4,781   $4,037   $ 4,079
                                                        --------  ---------  -------  --------

Projected benefit obligations                           $ 6,008   $  6,621   $4,849   $ 5,288
Plan assets at fair value, primarily listed stocks
   and U. S. government securities                        5,531        ---    4,790       ---
                                                        --------  ---------  -------  --------
Unfunded projected benefit obligations                      477      6,621       59     5,288
Unrecognized net gain (loss)                               (250)      (745)       2       (46)
Prior service cost not yet recognized in net periodic
   pension cost                                            (598)      (133)    (653)     (144)
Unrecognized net asset (liability) at adoption               10     (1,288)      11    (1,456)
Adjustment required to recognize minimum liability          ---        326      ---       437
                                                        --------  ---------  -------  --------
      Accrued (prepaid) pension cost                    $  (361)  $  4,781   $ (581)  $ 4,079
                                                        --------  ---------  -------  --------



A  summary  of  the  components  of  pension  expense  follows:




                                                YEAR ENDED DECEMBER 31,
                                               ---------------------------
                                                  1997     1996     1995
                                               ---------  -------  -------

Service cost - benefits earned
   during the year                             $    832   $  767   $  780
Interest cost on projected benefit obligation       783      736      653
Actual return on plan assets                       (921)    (387)    (849)
Net amortization and deferral                       738      244      793
                                               ---------  -------  -------
                                               $  1,432   $1,360   $1,377
                                               ---------  -------  -------








The projected benefit obligations at December 31, 1997 and 1996, assume a discount rate of 7.5% and 8%, respectively, and a rate of increase in compensation expense of 5%. The expected long-term rate of return on assets is 9% for the defined benefit plan.

EMPLOYEE  STOCK  OWNERSHIP  PLAN

Effective January 1, 1994, the Company amended and restated the employee stock ownership plan to form a 401(k) plan (the "plan"). The Company recognizes expense based on actual amounts contributed to the plan.

12. SHAREHOLDERS'  EQUITY

PREFERENCE  SHARES

In connection with the acquisition of the minority interest in Triton Europe in 1994, the Company designated a series of 550,000 preferred shares (522,460 shares issued) as 5% preferred stock, no par value, with a stated value of $34.41 per share. Pursuant to the Reorganization, Triton converted each share of 5% preferred stock into one 5% preference share, par value $.01. Each share of the Company's 5% preference shares is convertible into one Triton ordinary share and bears a cash dividend, which has priority over dividends on Triton's ordinary shares, equal to 5% per annum on the redemption price of $34.41 per share, payable semi-annually on March 30 and September 30 of each year. The 5% preference shares have priority over Triton ordinary shares upon liquidation, and may be redeemed at Triton's option at any time on or after
March 30, 1998, (or such earlier date as there are fewer than 133,005 5% preference shares outstanding), for cash equal to the redemption price. Any shares that remain outstanding on March 30, 2004, must be redeemed at the redemption price, either for cash or, at the Company's option, for Triton ordinary shares. At December 31, 1997, 1996 and 1995, 218,285, 247,469 and
410,017  preference  shares  were  outstanding,  respectively.

ORDINARY  SHARES

Changes  in  issued  ordinary  shares  were  as  follows:



                                         YEAR ENDED DECEMBER 31,
                                    -----------------------------------
                                        1997        1996         1995
                                    ----------  -----------  ----------

Balance at beginning of year        36,342,181  35,927,279   35,577,009
Exercise of employee stock options
   and debentures                      133,736     258,333      237,875
Issuances under stock plans             35,961       9,910          ---
Conversion of 5% preference shares      29,184     162,548      112,395
Other, net                                   2     (15,889)         ---
                                    ----------  -----------  ----------
Balance at end of year              36,541,064  36,342,181   35,927,279
                                    ----------  -----------  ----------



Changes  in  ordinary  shares  held  in  treasury  were  as  follows:



                                                YEAR ENDED DECEMBER 31,
                                              ----------------------------
                                                 1997     1996      1995
                                              --------  --------  --------

Balance at beginning of year                        40   26,635    45,837
Purchase of treasury shares                         33       91        89
Transfer of shares to employee benefit plans       ---  (10,797)  (19,291)
Retirement of treasury shares                      ---  (15,889)      ---
                                              --------  --------  --------
Balance at end of year                              73       40    26,635
                                              --------  --------  --------


SHAREHOLDER  RIGHTS  PLAN

The Company has adopted a Shareholder Rights Plan pursuant to which preference share rights attach to all ordinary shares at the rate of one right for each ordinary share. Each right entitles the registered holder to purchase from the Company one one-thousandth of a Series A Junior Participating Preference Share of the Company at a price of $120 per one one-thousandth of a share. Generally, the rights become distributable only if a person acquires beneficial ownership of 15% or more of the Company's ordinary shares or announces a tender offer for 15% or more of the ordinary shares. If, among other events, any such person becomes the beneficial owner of 15% or more of the Company's ordinary shares, each right not owned by such person generally becomes the right to purchase such number of ordinary shares of the Company, equal to the number obtained by dividing the right's exercise price (currently $120) by 50% of the market price of the ordinary shares on the date of the first occurrence. In addition, if the Company is subsequently merged or certain other extraordinary business transactions are consummated, each right generally becomes a right to purchase such number of shares of common stock of the acquiring person, which is equal to the amount obtained by dividing the right's exercise price by 50% of the market price of the common stock on the date of the first occurrence. The rights will expire on May 22, 2005, unless such expiration date is extended or unless the rights are earlier redeemed or exchanged by the Company. At any time prior to a person acquiring beneficial ownership of 15% or more of the Company's ordinary shares, the Company may redeem the rights in whole, but not in part, at a price of $.01 per right.

13. STOCK  COMPENSATION  PLANS

STOCK  OPTION  PLANS

Options to purchase ordinary shares of the Company may be granted to officers and employees under various stock option plans. The exercise price of each option equals the market price of the Company's ordinary shares on the date of grant. Grants generally become exercisable in 25% cumulative annual increments beginning one year from the date of issuance and expire during a period from 5 to 10 years after the date of grant, depending on terms of the grant. In addition, each non-employee director receives an option to purchase 15,000 shares each year. These grants become exercisable in 33% cumulative annual increments beginning one year from the date of issuance and expire at the end of 10 years. At December 31, 1997 and 1996, shares available for grant were 1,040,965 and 731,090, respectively.

A summary of the status of the Company's stock option plans is presented below:



                                           DECEMBER 31, 1997         DECEMBER 31, 1996           DECEMBER 31, 1995
                                       ---------------------------  ----------------------   ---------------------
                                                    WEIGHTED                     WEIGHTED                WEIGHTED
                                                    AVERAGE                      AVERAGE                 AVERAGE
                                                    EXERCISE                     EXERCISE                EXERCISE
                                       SHARES       PRICE             SHARES     PRICE       SHARES      PRICE
                                       -----------  ---------       -----------  ---------   ---------   ---------

Outstanding at beginning of year        3,854,046    $38.81           3,177,304   $35.49     3,074,854     $33.80
Granted                                   744,250     39.99             971,000    47.97       373,500      49.33
Exercised                                 (83,736)    30.76            (216,333)   30.40      (237,875)     35.30
Canceled                                  (65,125)    46.09             (77,925)   40.74       (33,175)     35.62
                                       ----------                   -----------              ----------
Outstanding at end of year              4,449,435     39.05           3,854,046    38.81     3,177,304      35.49
                                       ----------                   -----------              ----------

Options exercisable at yearend          2,728,254                     2,042,492              1,449,424
Weighted average fair value per share
   of options granted during the year  $    16.37                   $     19.89            $     20.75



The following table summarizes information about stock options outstanding at December 31, 1997:



                           OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                ------------------------------------------  --------------------------
                                   WEIGHTED
  RANGE                            AVERAGE       WEIGHTED                    WEIGHTED
   OF            NUMBER            REMAINING     AVERAGE    NUMBER           AVERAGE
EXERCISE         OUTSTANDING AT    CONTRACTUAL   EXERCISE   EXERCISABLE AT   EXERCISE
 PRICES          DEC. 31, 1997     LIFE          PRICE      DEC. 31, 1997    PRICE
--------------  --------------     -----------  ----------  --------------  ----------
$ 8.38 - 19.88         58,343        2.9 years  $    10.83          58,343  $    10.83
 28.50 - 39.63      2,556,117        6.6 years       34.37       1,802,613       33.17
 40.00 - 49.13      1,082,375        6.1 years       42.35         536,748       42.12
 50.25 - 57.38        752,600        8.1 years       52.43         330,550       51.97
                --------------                                   ---------
                    4,449,435                                    2,728,254
                --------------                                   ---------



CONVERTIBLE  DEBENTURE  PLAN

The Company has a convertible debenture plan under which key management personnel and others may purchase debentures that are convertible into ordinary shares of the Company. The aggregate number of ordinary shares issuable upon conversion of the debentures cannot exceed 1,000,000 shares, subject to adjustment in certain events. Each debenture represents an unsecured, subordinated obligation due in 10 years and may be redeemed after three years at a redemption price of 120% of the principal amounts. The debentures outstanding at December 31, 1997, bear interest at the prime rate.

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



                                          DECEMBER 31,
                                      --------------------
                                         1997       1996
                                      ----------  --------
Convertible debentures due employees  $  14,234   $ 15,491
Promissory notes                        (14,234)   (15,491)
                                      ----------  --------
                                      $     ---   $    ---
                                      ----------  --------



A summary of the status of the Company's convertible debenture plan is presented below:



                                                 DECEMBER 31, 1997      DECEMBER 31, 1996      DECEMBER 31, 1995
                                             ------------------------  -------------------   -------------------
                                                            WEIGHTED              WEIGHTED              WEIGHTED
                                                            AVERAGE               AVERAGE               AVERAGE
                                                            EXERCISE              EXERCISE              EXERCISE
                                               SHARES       PRICE       SHARES    PRICE       SHARES    PRICE
                                             ----------   -----------  --------  ---------   ---------  --------

Outstanding at beginning of year                458,000   $     33.82   500,000  $   33.94     250,000  $  25.13
Granted                                             ---           ---       ---        ---     250,000     42.75
Exercised                                       (50,000)        25.13   (42,000)     35.20         ---       ---
                                             ----------                --------              ---------
Outstanding at yearend                          408,000         34.89   458,000      33.82     500,000     33.94
                                             ----------                --------              ---------

Options exercisable at yearend                  408,000                 458,000                250,000
Weighted average fair value per share
   of convertible debentures granted during
   the year                                  $      ---               $     ---            $     19.45



The following table summarizes information about convertible debentures outstanding at December 31, 1997:



                      DEBENTURES OUTSTANDING                 DEBENTURES EXERCISABLE
              ----------------------------------------      ------------------------
                               WEIGHTED
   RANGE                       AVERAGE        WEIGHTED                      WEIGHTED
    OF         NUMBER          REMAINING      AVERAGE       NUMBER          AVERAGE
   EXERCISE    OUTSTANDING AT  CONTRACTUAL    EXERCISE      EXERCISABLE AT  EXERCISE
   PRICES      DEC. 31, 1997   LIFE           PRICE         DEC. 31, 1997   PRICE
   -------    --------------   -----------    --------      --------------  --------


   $ 25.13           182,000     6.3 years    $  25.13             182,000    $ 25.13
     42.75           226,000     7.4 years       42.75             226,000      42.75
              --------------                                --------------
                     408,000                                       408,000
              --------------                                --------------





EMPLOYEE  STOCK  PURCHASE  PLAN

The Company has an employee stock purchase plan that provides for the award of up  to  100,000 ordinary shares to key officers and employees. At December 31,
1997  and  1996,  shares  available  for  grant  were  24,456  and  49,417,
respectively.    Under  the  terms  of  the  plan,  employees  can choose each semi-annual  period  to  have  up  to  15%  of  their  annual  gross  or  base compensation  withheld to purchase the Company's ordinary shares. The purchase price  of  the  stock is 85% of the lower of its beginning of period or end of period market price. Under the plan, the Company sold 24,961 shares and 20,707 shares  to  employees  for  the  years  ended  December  31,  1997  and  1996, respectively.

FAIR  VALUE  OF  STOCK  COMPENSATION

The Company applies Opinion 25 in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans, convertible debenture plan and stock purchase plan. Had the Company elected to recognize compensation expense consistent with the fair value-based methodology in SFAS 123, the Company's net income and earnings per share would have been as follows:



                                                      YEAR ENDED DECEMBER 31,
                                                    ---------------------------
                                                        1997      1996    1995
                                                    ---------  -------  -------
Net earnings (loss) applicable to ordinary shares:
As reported                                         $ (9,296)  $21,624  $1,918
Pro forma                                            (16,802)   17,414    (587)

Basic earnings (loss) per ordinary share:
As reported                                         $  (0.26)  $  0.61  $ 0.05

Pro forma                                              (0.46)     0.48   (0.02)

Diluted earnings (loss) per ordinary share:
As reported                                         $  (0.25)  $  0.59  $ 0.05

Pro forma                                              (0.46)     0.47   (0.02)





The fair value of each option or debenture granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995: dividend yield of 0%; expected volatility of 26.1%, 26.9% and 27.8%, respectively; risk-free interest rates of approximately 6%; and an expected life of five to seven years.

STOCK  APPRECIATION  RIGHTS  PLAN

The Company has a stock appreciation rights ("SARs") plan which authorizes the granting of SARs to non-employee directors of the Company. Upon exercise, SARs allow the holder to receive the difference between the SARs' exercise price and the fair market value of the ordinary shares covered by SARs on the exercise date and expire at the earlier of 10 years or a date based on the termination of the holder's membership on the board of directors. At December 31, 1997, SARs covering 25,000 ordinary shares, with an exercise price of $8 per share, were outstanding.

14.   FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS,  RISK  MANAGEMENT
      AND  CREDIT  RISK  CONCENTRATIONS

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

At December 31, 1997 and 1996, the Company's financial instruments included cash, cash equivalents, short-term receivables, marketable securities, long-term receivables, short-term and long-term debt, and financial market
transactions.    The  fair  value  of  cash,  cash  equivalents,  short-term receivables and short-term debt approximated carrying values because of the short maturities of these instruments. The fair values of the Company's marketable securities, long-term receivables and financial market transactions, based on broker quotes, quoted market prices and discounted cash flows, approximated the carrying values. The estimated fair value of long-term debt, based on quoted market prices and market data for similar instruments, was $596 million (carrying value - $574 million) and $433 million (carrying value - $417 million) at December 31, 1997 and 1996, respectively.

RISK  MANAGEMENT

Oil and natural gas sold by the Company are normally priced with reference to a defined benchmark, such as light, sweet crude oil traded on the New York Mercantile Exchange (WTI). Actual prices received vary from the benchmark depending on quality and location differentials. From time to time, it is the Company's policy to use financial market transactions, including swaps, collars and options, with creditworthy counterparties primarily to reduce risk associated with the pricing of a portion of the oil and natural gas that it sells. The policy is structured to underpin the Company's planned revenues and results of operations. The Company may also enter into financial market transactions to benefit from its assessment of the future prices of its production relative to other benchmark prices. There can be no assurance that the use of financial market transactions will not result in losses.

In anticipation of entering into a forward oil sale, the Company purchased WTI benchmark call options to retain the ability to benefit from future WTI price increases above a weighted average price of $20.42 per barrel. The volumes and expiration dates on the call options coincide with the volumes and delivery dates of the forward oil sale. During the years ended December 31, 1997, 1996 and 1995, the Company recorded an unrealized gain (loss) of ($9.7 million), $11 million and ($4.2 million), respectively, in other income, net, related to the change in the fair market value of the call options. Future fluctuations in the fair market value of the call options will continue to affect other income as noncash adjustments.

During  the  year  ended  December  31, 1997, markets provided the Company the opportunity to realize WTI benchmark oil prices on average $2.35 per barrel above the WTI benchmark oil price the Company set as part of its 1997 annual plan. As a result of financial and commodity market transactions settled during the year ended December 31, 1997, the Company's risk management program resulted in an average net realization of approximately $.11 per barrel lower than if the Company had not entered into such transactions.

CONCENTRATION  OF  CREDIT  RISK

Financial instruments that are potentially subject to concentrations of credit risk consist of cash equivalents, receivables and financial market transactions. The Company places its cash equivalents and financial market transactions with high credit-quality financial institutions. The Company believes the risk of incurring losses related to credit risk is remote.

The Company sells its crude oil production from the Fields through an agreement with a third party to approximately 10 to 15 buyers located primarily in the United States. The Company does not believe that the loss of any single customer or a termination of the agreement with the third party would have a long-term material, adverse effect on its operations.

15.          OTHER  INCOME,  NET

Other  income,  net  is  summarized  as  follows:



                                                   YEAR ENDED DECEMBER 31,
                                                 ----------------------------
                                                   1997      1996      1995
                                                 -------   --------  --------

  Change in fair market value of WTI
      benchmark call options                     $(9,689)  $ 10,987   $(4,171)
  Foreign exchange gain (loss)                     9,549       (561)    1,874
  Gain on sale of corporate asset                  1,414        ---       ---
  Proceeds from legal settlements                    765      7,624     7,222
  Gain on sale of shareholdings in Crusader          ---     10,417       ---
  Gain on the sale of Triton France                  ---        ---     3,496
  Gain on early redemption of Crusader's
      convertible notes                              ---        ---     2,899
  Loss provisions                                    ---     (3,193)   (1,058)
  Equity in earnings (loss) of affiliates, net       ---        118    (2,249)
  Other                                              833      1,969     1,372
                                                 --------  --------  --------
                                                 $ 2,872   $ 27,361  $  9,385
                                                 --------  --------  --------



In 1997, the Company recognized a foreign exchange gain of $9.6 million, primarily noncash adjustments to deferred tax liabilities in Colombia associated with devaluation of the Colombian peso versus the U.S. dollar.

16.          WRITEDOWN  OF  ASSETS

In 1996, the Company's oil and gas properties and other assets in Argentina were written down $40 million and $3 million, respectively, following a review of technical information that indicated the acreage portfolio did not meet the Company's exploration objectives.

17.          EARNINGS  PER  ORDINARY  SHARE

The following table reconciles the numerators and denominators of the basic and diluted earnings per ordinary share computation for earnings from continuing operations.




                                                      INCOME            SHARES          PER-SHARE
                                                    (NUMERATOR)      (DENOMINATOR)       AMOUNT
                                                    -------------     -------------     ----------
 YEAR ENDED DECEMBER 31, 1997:

  Earnings before extraordinary item                $      5,595
  Less: Preference share dividends                          (400)
                                                    -------------
  Earnings available to ordinary shareholders              5,195
  Basic earnings per ordinary share                                          36,471     $     0.14
                                                                                        ----------
  Effect of dilutive securities
  Stock options                                              ---                457
  Convertible debentures                                     ---                 80
                                                    -------------     -------------
  Earnings available to ordinary shareholders  and
     assumed conversions                            $      5,195
                                                    -------------
  Diluted earnings per ordinary share                                        37,008    $      0.14
                                                                      -------------    -----------

  YEAR ENDED DECEMBER 31, 1996:

  Earnings before extraordinary item                $     23,805
  Less: Preference share dividends                          (985)
                                                    -------------
  Earnings available to ordinary shareholders             22,820
  Basic earnings per ordinary share                                          35,929    $      0.64
                                                                                        ----------
  Effect of dilutive securities
  Stock options                                              ---                843
  Convertible debentures                                     ---                147
                                                    -------------     -------------
  Earnings available to ordinary shareholders and
     assumed conversions                            $     22,820
                                                    -------------
  Diluted earnings per ordinary share                                        36,919    $      0.62
                                                                      -------------    -----------






                                                     INCOME             SHARES          PER-SHARE
                                                    (NUMERATOR)       (DENOMINATOR)       AMOUNT
                                                    -------------     -------------     ----------

YEAR ENDED DECEMBER 31, 1995:

  Earnings from continuing operations              $       6,541
  Less: Preference share dividends                          (802)
                                                   --------------
  Earnings available to ordinary shareholders              5,739
  Basic earnings per ordinary share                                          35,147    $      0.16
                                                                                       -----------
  Effect of dilutive securities
  Stock options                                              ---                690
  Convertible debentures                                     ---                113
                                                   --------------     -------------
  Earnings available to ordinary shareholders and
     assumed conversions                           $       5,739
                                                   --------------
  Diluted earnings per ordinary share                                        35,950    $      0.16
                                                                     --------------    -----------




At December 31, 1997, 218,285 shares of 5% preference shares were outstanding. Each preference share is convertible any time into one ordinary share, subject to adjustment in certain events. The preference shares were not included in the computation of diluted earnings per ordinary share because the effect of assuming conversion of preference shares was antidilutive.

At December 31, 1995, the Company's proportionate shares owned by Crusader were not included in the computation of diluted earnings per ordinary share because the effect of assuming conversion of these shares was antidilutive.

18.  STATEMENTS  OF  CASH  FLOWS

Supplemental disclosures of cash payments and noncash investing and financing activities follows:



                                          YEAR ENDED DECEMBER 31,
                                          ------------------------
                                            1997      1996    1995
                                          -------    ------  ------
Cash paid during the year for:
   Interest (net of amount capitalized)  $133,265    $  ---  $  ---
   Income taxes                             4,666       200     920

Noncash financing acivities:
   Conversion of preference shares into
       ordinary shares                   $  1,004    $5,594  $3,867




Cash paid for interest in 1997 included $124.8 million of interest accreted with respect to the 1997 Notes and the 9 3/4% Notes through the dates of retirement.

Proceeds from the sale of available-for-sale securities were $2 million, $19.5 million and $7.7 million in the years ended December 31, 1997, 1996 and 1995, respectively.

19.  CERTAIN  FACTORS  THAT  COULD  AFFECT  FUTURE  OPERATIONS

Certain statements in this report, including expectations, intentions, plans and beliefs of the Company and management, including those contained in or implied by "Management's Discussion and Analysis of Financial Condition and
Results of Operations" and these Notes to Consolidated Financial Statements, are forward-looking statements, as defined in Section 21D of the Securities Exchange Act of 1934, that are dependent on certain events, risks and
uncertainties  that  may  be  outside  the  Company's  control.    These
forward-looking statements include statements of management's plans and objectives for the Company's future operations and statements of future economic performance; information regarding drilling schedules and schedules for the start-up of production facilities; expected or planned production or transportation capacity; when the Fields might become self-financing; future production of the Fields; the negotiation of a heads of agreement to a gas-sales contract and a gas-sales contract and commencement of production in Malaysia-Thailand; the Company's capital budget and future capital requirements; the Company's meeting its future capital needs; the amount by which production from the Fields may increase or when such increased production may commence; the Company's realization of its deferred tax asset; the level of future expenditures for environmental costs; the outcome of regulatory and litigation matters; the impact of Year 2000 issues; and proven oil and gas reserves and discounted future net cash flows therefrom; and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including those described in the context of such forward-looking statements, as well as those presented below.

CERTAIN  FACTORS  RELATING  TO  THE  OIL  AND  GAS  INDUSTRY

The Company's strategy is to focus its exploration activities on what the Company believes are relatively high-potential prospects. No assurance can be given that these prospects contain significant oil and gas reserves or that the Company will be successful in its exploration activities thereon. The Company follows the full cost method of accounting for exploration and development of oil and gas reserves whereby all acquisition, exploration and development costs are capitalized. Costs related to acquisition, holding and initial exploration of licenses in countries with no proved reserves are initially capitalized, including internal costs directly identified with
acquisition,  exploration  and  development  activities.    The  Company's
exploration licenses are periodically assessed for impairment on a country-by-country basis. If the Company's investment in exploration licenses within a country where no proved reserves are assigned is deemed to be impaired, the licenses are written down to estimated recoverable value. If the Company abandons all exploration efforts in a country where no proved reserves are assigned, all exploration costs associated with the country are expensed. The Company's assessments of whether its investment within a country is impaired and whether exploration activities within a country will be abandoned are made from time to time based on its review and assessment of drilling results, seismic data and other information it deems relevant. Due to the unpredictable nature of exploration drilling activities, the amount and timing of impairment expense are difficult to predict with any certainty. Financial information concerning the Company's assets at December 31, 1997, including capitalized costs by geographic area, is set forth in note 21.

The markets for oil and natural gas historically have been volatile and are likely to continue to be volatile in the future. Oil and natural-gas prices have been subject to significant fluctuations during the past several decades in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond the control of the Company. These factors include the level of consumer product demand, weather conditions, domestic and foreign government regulations, political conditions in the Middle East and other production areas, the foreign supply of oil and natural gas, the price and availability of alternative fuels, and overall economic conditions. It is impossible to predict future oil and gas price movements with any certainty. Subsequent to yearend, the price of oil declined significantly which will have a negative effect on earnings and cash flows in the first-quarter of 1998.

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

The Company's oil and gas business is also subject to laws, rules and regulations in the countries where it operates, which generally pertain to production control, taxation, environmental and pricing concerns, and other matters relating to the petroleum industry. Many jurisdictions have at various times imposed limitations on the production of natural gas and oil by restricting the rate of flow for oil and natural-gas wells below their actual capacity. There can be no assurance that present or future regulation will not adversely affect the operations of the Company.

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

CERTAIN  FACTORS  RELATING  TO  COLOMBIA

The Company is a participant in significant oil and gas discoveries in the Fields, located approximately 160 kilometers (100 miles) northeast of Bogota, Colombia. Development of reserves in the Fields is ongoing and will require additional drilling and completion of the production facilities currently under construction. The Company expects that the production facilities will be completed in 1998. Pipelines connect the major producing fields in Colombia to export facilities and to refineries.

From time to time, guerrilla activity in Colombia has disrupted the operation of oil and gas projects causing increased costs. Such activity increased in 1997, causing delays in the development of the Cupiagua Field. Although the Colombian government, the Company and its partners have taken steps to maintain security and favorable relations with the local population, there can be no assurance that attempts to reduce or prevent guerrilla activity will be successful or that guerrilla activity will not disrupt operations in the future.

Colombia is among several nations whose progress in stemming the production and transit of illegal drugs is subject to annual certification by the President of the United States. In 1998, the President of the United States announced that Colombia would not be certified, but was granted a national interest waiver. There can be no assurance that, in the future, Colombia will receive certification or a waiver. The consequences of the failure to receive certification or a national interest waiver generally include the following: all bilateral aid, except anti-narcotics and humanitarian aid, would be suspended; the Export-Import Bank of the United States and the Overseas Private Investment Corporation would not approve financing for new projects in Colombia; U.S. representatives at multilateral lending institutions would be required to vote against all loan requests from Colombia, although such votes would not constitute vetoes; and the President of the United States and Congress would retain the right to apply future trade sanctions. Each of these consequences could result in adverse economic consequences in Colombia and could further heighten the political and economic risks associated with the Company's operations in Colombia. Any changes in the holders of significant government offices could have adverse consequences on the Company's relationship with the Colombian national oil company and the Colombian government's ability to control guerrilla activities and could exacerbate the factors relating to foreign operations discussed above.

CERTAIN  FACTORS  RELATING  TO  MALAYSIA-THAILAND

The Company is a partner in a significant gas exploration project located in the upper Malay Basin in the Gulf of Thailand approximately 450 kilometers northeast of Kuala Lumpur and 750 kilometers south of Bangkok as a contractor under a production-sharing contract covering Block A-18 of the Malaysia-Thailand Joint Development Area. Test results to date indicate that significant gas and oil deposits lie within the block. Development of gas production is in the early planning stages but is expected to take several years and require the drilling of additional wells and the installation of production facilities, which will require significant additional capital expenditures, the ultimate amount of which cannot be predicted. Pipelines also will be required to be connected between Block A-18 and ultimate markets. The terms under which any gas produced from the Company's contract area in Malaysia-Thailand is sold may be affected adversely by the present monopoly, gas-purchase and transportation conditions in both Thailand and Malaysia, including the Thai national oil company's monopoly of transportation within Thailand and its territorial waters.

COMPETITION

The Company encounters strong competition from major oil companies (including government-owned companies), independent operators and other companies for favorable oil and gas concessions, licenses, production-sharing contracts and leases, drilling rights and markets. Additionally, the governments of certain countries where the Company operates may from time to time give preferential treatment to their nationals. The oil and gas industry as a whole also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers.

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

20. COMMITMENTS  AND  CONTINGENCIES

Development  of  the Fields, including drilling and construction of additional
production  facilities,  will  require  further  capital  outlays.    Further
exploration and development activities on Block A-18 in the Malaysia-Thailand Joint Development Area in the Gulf of Thailand, as well as exploratory drilling in other countries, also will require substantial capital outlays. The Company's capital budget for the year ending December 31, 1998, is approximately $176 million, excluding capitalized interest, of which approximately $103 million relates to the Fields, $23 million relates to Block A-18, and $50 million relates to the Company's activities in other parts of the world. The 1998 capital budget includes funding requirements for committed activities only. Substantial capital requirements for Block A-18 are expected prior to the first deliveries of gas, which are estimated to occur between 30-36 months after signing of a heads of agreement to a gas-sales contract.

The Company expects to fund capital expenditures and repay debt in the future with a combination of some or all of the following: asset sales (which may involve interests in material assets), cash flow from operations (including additional proceeds of $30 million from the 1995 forward oil sale), cash, credit facilities and additional facilities to be negotiated, and the issuance
of  debt  and  equity  securities.    See  note  22  -  Subsequent  Events.

As of yearend 1997, under the most restrictive covenant in the Company's existing credit facilities, the Company generally could not permit total indebtedness (as defined in the various agreements) to exceed $650 million. The limitation on total indebtedness will increase to $725 million once the Fields achieve a production rate of 340,000 barrels per day.

During the normal course of business, the Company is subject to the terms of various operating agreements and capital commitments associated with the exploration and development of its oil and gas properties. It is management's belief that such commitments, including the capital requirements in Colombia and Block A-18 in the Gulf of Thailand discussed above, will be met without any material, adverse effect on the Company's operations or consolidated financial condition.

The Company leases office space, other facilities and equipment under various operating leases expiring through 2011. Total rental expense was $2 million, $2 million and $1.9 million for the years ended December 31, 1997, 1996 and 1995, respectively. At December 31, 1997, the minimum payments required over the next five years are as follows: 1998 -- $2.4 million; 1999 -- $2.2 million; 2000 -- $1.2 million; 2001 -- $.3 million; 2002 --$.2 million; and
thereafter  --  $1.1  million.

GUARANTEES

At December 31, 1997, the Company had guaranteed loans of approximately $3.7 million for a Colombian pipeline company in which the Company has an ownership interest. The Company also guaranteed performance of $32.3 million in future exploration expenditures in various countries. These commitments are backed primarily by unsecured letters of credit.

ENVIRONMENTAL  MATTERS

The Company is subject to extensive environmental laws and regulations. These laws regulate the discharge of oil, gas or other materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of such materials at various sites. Also, the Company may remain liable for certain environmental matters that may arise from formerly owned fuel businesses. The Company believes that the level of future expenditures for environmental matters, including clean-up obligations, is impracticable to determine with a precise and reliable degree of accuracy. Management believes that such costs, when finally determined, will not have a material, adverse effect on the Company's operations or consolidated financial condition.

LITIGATION

The Company and subsidiaries or former subsidiaries of the Company were among numerous defendants in a lawsuit brought in the Superior Court of the State of California, County of Los Angeles, by Travelers Indemnity Company arising out of a 1988 tidal wave at King Harbor in Redondo Beach, California. The lawsuit alleged, among other things, that the defendants' negligence contributed to the collapse of a hotel and the flooding of a restaurant in the tidal wave. This lawsuit was settled in 1998.

During the quarter ending September 30, 1995, the United States Environmental Protection Agency ("EPA") and Justice Department advised the Company that one of its domestic oil and gas subsidiaries, as a potentially responsible party for the clean-up of the Monterey Park, California Superfund site operated by Operating Industries, Inc., could agree to contribute approximately $2.8 million to settle its alleged liability for certain remedial tasks at the
site.    The  offer  did  not  address  responsibility  for  any  groundwater remediation. The subsidiary was advised that if it did not accept the settlement offer, it, together with other potentially responsible parties, may be ordered to perform or pay for various remedial tasks. After considering the cost of possible remedial tasks, its legal position relative to potentially responsible parties and insurers, possible legal defenses and other factors, the subsidiary declined to accept the offer.

In October 1997, the EPA advised the Company that the subsidiary has a formal period of negotiation regarding performing the final remediation design for the clean-up of the site, and demanded reimbursement for certain unpaid costs that have been incurred. The government estimates the aggregate amount being negotiated as $217 million to be allocated among the 280 known operators. The subsidiary's share would be approximately $1 million based upon a volumetric allocation. The Company has been advised that the government expects defendants such as the subsidiary will be given an opportunity to settle some time in the second half of 1998. At that time, it is expected that an allocation will be made as to such defendants, which may be greater or less than the estimated volumetric allocation.

The Company is also subject to other various litigation matters, none of which is expected to have a material, adverse effect on the Company's operations or consolidated financial condition.

21. GEOGRAPHIC  DATA

Information  about  the  Company's  operations  by  geographic  area  follows:



                                                 MALAYSIA-                         UNITED
                                     COLOMBIA    THAILAND    FRANCE   INDONESIA    STATES    OTHER      CORPORATE    TOTAL
                                     ----------  ----------  -------  -----------  --------  ---------  -----------  ----------
YEAR ENDED DECEMBER 31, 1997:
Sales and other operating revenues   $  145,419  $     ---   $   ---  $      ---   $   ---   $  4,077   $      ---   $  149,496
Operating profit (loss)                  59,719       (536)      ---         ---       ---     (6,312)     (20,167)      32,704
Trade and other receivables              54,758      2,047       ---         ---       ---      7,665          655       65,125
Identifiable assets                     712,512    148,780       ---         ---       ---    110,561      126,186    1,098,039

YEAR ENDED DECEMBER 31, 1996:
Sales and other operating revenues   $  127,071  $     ---   $   ---  $    1,856   $ 5,050   $    ---   $      ---   $  133,977
Operating profit (loss)                  70,874       (509)      ---        (340)    3,400    (47,158)     (23,489)       2,778
Trade and other receivables              56,647        494       ---          53       ---      3,212          120       60,526
Identifiable assets                     629,978    113,364       ---       2,592       ---     55,257      113,333      914,524

YEAR ENDED DECEMBER 31, 1995:
Sales and other operating revenues   $   89,851  $     ---   $ 9,206  $    4,531   $ 3,884   $    ---   $      ---   $  107,472
Operating profit (loss)                  49,086       (239)    1,123        (858)     (230)    (2,669)     (22,897)      23,316
Trade and other receivables              19,823        366       ---         785       717        730          766       23,187
Identifiable assets                     487,472     50,867       ---       1,744    23,261     63,159      197,664      824,167



At December 31, 1997, corporate assets were principally cash and cash equivalents, the U.S. deferred tax asset and other fixed assets. Other identifiable assets included $26.2 million, $21.4 million and $17.3 million of capitalized costs relating to exploration activities in Guatemala, China and Italy, respectively.

Other operating profit (loss) for the year ended December 31, 1996, included a writedown of $43 million for the Company's oil and gas properties and other assets in Argentina.

22.  SUBSEQUENT  EVENTS

In February 1998, the Company sold TPC, a wholly owned subsidiary that held the Company's 9.6% equity interest in the Colombian pipeline company, OCENSA, to an unrelated third party (the "Purchaser") for $100 million. Net proceeds were approximately $97.7 million after $2.3 million of expenses. The sale resulted in an aftertax gain of $50.2 million, which will be recorded in the first quarter of 1998.

In conjunction with the sale of TPC, the Company entered into a five-year equity swap with a creditworthy financial institution (the "Counterparty"). The equity swap has a notional amount of $97 million and requires the Company to make floating LIBOR-based payments on the notional amount to the Counterparty. In exchange, the Counterparty is required to make payments to the Company equivalent to 97% of the dividends TPC receives in respect of its equity interest in OCENSA. Upon a sale by the Purchaser of the TPC shares, the Company will receive from the Counterparty, or make a cash payment to the Counterparty, an amount equal to the excess or deficiency, as applicable, of the difference between 97% of the net proceeds from the Purchaser's sale of the TPC shares and the notional amount. The equity swap will be carried in the Company's financial statements at fair value during the five-year term. Fluctuations in the fair value of the equity swap will affect other income as noncash adjustments.

In February 1998, the Company used the proceeds from the sale of the TPC shares and borrowings under other unsecured credit facilities to repay and terminate its $125 million unsecured credit facility.

23. QUARTERLY  FINANCIAL  DATA  (UNAUDITED)



                                                                QUARTER
                                                  --------------------------------------
                                                   FIRST     SECOND    THIRD     FOURTH
                                                  --------  --------  --------  --------
 YEAR ENDED DECEMBER 31, 1997:
  Sales and other operating revenues              $ 33,759  $ 32,569  $ 36,993  $ 46,175
  Gross profit                                      15,095    13,645    14,583    17,988
  Net earnings (loss) before extraordinary item      3,486      (308)    6,201    (3,784)
  Net earnings (loss)                                3,486   (14,799)    6,201    (3,784)
  Basic earnings (loss) per ordinary share:
        Before extraordinary item                     0.09     (0.01)     0.16     (0.10)
        Net earnings (loss)                           0.09     (0.41)     0.16     (0.10)
  Diluted earnings (loss) per ordinary share:
        Before extraordinary item                     0.09     (0.01)     0.16     (0.10)
        Net earnings (loss)                           0.09     (0.41)     0.16     (0.10)

 YEAR ENDED DECEMBER 31, 1996:
  Sales and other operating revenues              $ 35,781 $  31,170  $ 30,780  $ 36,246
  Gross profit (loss)                               19,839    15,885    15,936   (22,937)
  Net earnings (loss) before extraordinary item     11,351    12,696    19,549   (19,791)
  Net earnings (loss)                               11,351    12,262    18,787   (19,791)
  Basic earnings (loss) per ordinary share:
        Before extraordinary item                     0.30      0.36      0.53     (0.54)
        Net earnings (loss)                           0.30      0.35      0.51     (0.54)
  Diluted earnings (loss) per ordinary share:
        Before extraordinary item                     0.29      0.34      0.52     (0.54)
        Net earnings (loss)                           0.29      0.33      0.50     (0.54)





Gross profit (loss) comprises of sales and other operating revenues less operating expenses, depreciation, depletion and amortization, and writedowns pertaining to operating assets.

In the second quarter of 1997, the Company incurred an extraordinary expense of $14.5 million, net of a $7.8 million tax benefit, associated with the extinguishment of the 1997 Notes and 9 3/4% Notes.

In the fourth quarter of 1996, the Company recorded a writedown of $43 million ($37.9 million net of tax) related to oil and gas properties and other assets in Argentina.

24. OIL  AND  GAS  DATA  (UNAUDITED)

The following tables provide additional information about the Company's oil and gas exploration and production activities. Equity affiliate amounts reflect only the Company's proportionate interest in Crusader, which was sold in 1996.

RESULTS  OF  OPERATIONS

The results of operations for oil- and gas-producing activities, considering direct costs only, follow:


                                                                           UNITED             TOTAL
                                        COLOMBIA    FRANCE    INDONESIA    STATES   OTHER    WORLDWIDE
                                        ----------  -------  ----------   -------  --------  ---------
   YEAR ENDED DECEMBER 31, 1997:
          Revenues                      $  145,419  $   ---  $      ---   $   ---  $    ---   $145,419
          Costs:
            Production costs                51,357      ---         ---       ---       ---     51,357
            General operating expenses       2,886      ---         ---       ---       ---      2,886
            Depletion                       30,729      ---         ---       ---       ---     30,729
            Writedown of assets                ---      ---         ---       ---       ---        ---
            Income taxes                    22,167      ---         ---       ---       ---     22,167
                                        ----------  -------  -----------  -------  ---------  --------
          Results of operations         $   38,280  $   ---  $      ---   $   ---  $    ---   $ 38,280
                                        ----------  -------  -----------  -------  ---------  --------
  YEAR ENDED DECEMBER 31, 1996:
          Revenues                      $  127,071  $   ---  $    1,856   $ 5,050  $    ---   $133,977
          Costs:
            Production costs                34,822      ---       1,510       322       ---     36,654
            General operating expenses       1,909      ---         553       774       ---      3,236
            Depletion                       18,515      ---          49       554       ---     19,118
            Writedown of assets                ---      ---         ---       ---    42,960     42,960
            Income taxes                    25,766      ---         ---       ---       ---     25,766
                                        ----------  -------  -----------  -------  ---------  --------
          Results of operations         $   46,059  $   ---  $     (256)  $ 3,400  $(42,960)  $  6,243
                                        ----------  -------  -----------  -------  ---------  --------





                                                                           UNITED             TOTAL
                                        COLOMBIA    FRANCE   INDONESIA     STATES   OTHER   WORLDWIDE
                                        ----------  -------  ----------   -------  -------  --------
     YEAR ENDED DECEMBER 31, 1995:
          Revenues                      $   89,851  $ 9,206  $    4,531   $ 3,884  $   ---  $107,472
          Costs:
            Production costs                24,942    5,460       4,422       452      ---    35,276
            General operating expenses         740    1,061         726     1,030      ---     3,557
            Depletion                       14,776    1,562         241     1,950      ---    18,529
            Writedown of assets                ---      ---         ---       ---      ---       ---
            Income taxes                    17,395      374         ---       ---      ---    17,769
                                        ----------  -------  -----------  -------  -------  --------
          Results of operations         $   31,998  $   749  $     (858)  $   452  $   ---  $ 32,341
                                        ----------  -------  -----------  -------  -------  --------






Depletion includes depreciation on support equipment and facilities calculated on the unit-of-production method.

The Company's equity share of Crusader's results of operations for oil- and gas-producing activities follows:




                   AUSTRALIA   CANADA   OTHER     TOTAL
                   ----------  -------  --------  ------

December 31, 1996  $    1,243  $   ---  $   ---   $1,243
                   ----------  -------  --------  ------

December 31, 1995  $    2,998  $   269  $(1,401)  $1,866
                   ----------  -------  --------  ------



COSTS  INCURRED  AND  CAPITALIZED  COSTS

The costs incurred in oil and gas acquisition, exploration and development activities and related capitalized costs follow:



                                                    MALAYSIA-                      UNITED             TOTAL
                                       COLOMBIA     THAILAND  FRANCE   INDONESIA   STATES   OTHER    WORLDWIDE
                                       ----------  ---------  -------  ----------  -------  -------  --------
     DECEMBER 31, 1997:
      Costs incurred:
          Property acquisition         $      ---  $     ---  $   ---  $      ---  $   ---  $ 3,128  $  3,128
          Exploration                       7,583     36,373      ---         ---      ---   47,864    91,820
          Development                      62,251        187      ---         ---      ---      ---    62,438
      Depletion per equivalent
          barrel of production               3.67        ---      ---         ---      ---      ---      3.67

      Cost of properties at year-end:
          Unevaluated                  $    2,172  $  30,327  $   ---  $      ---  $   ---  $98,127  $130,626
                                       ----------  ---------  -------  ----------  -------  -------  --------

          Evaluated                    $  396,774  $ 114,243  $   ---  $      ---  $   ---  $ 7,563  $518,580
                                       ----------  ---------  -------  ----------  -------  -------  --------

          Support equipment and
           facilities                  $  250,193  $     ---  $   ---  $      ---  $   ---  $   ---  $250,193
                                       ----------  ---------  -------  ----------  -------  -------  --------
      Accumulated depletion and
         depreciation at year-end      $   66,250  $     ---  $   ---  $      ---  $   ---  $ 7,563  $ 73,813
                                       ----------  ---------  -------  ----------  -------  -------  --------






                                                   MALAYSIA-                       UNITED             TOTAL
                                       COLOMBIA    THAILAND   FRANCE   INDONESIA   STATES    OTHER   WORLDWIDE
                                       ---------  ---------  -------  ----------  --------  -------  --------

    DECEMBER 31, 1996:
      Costs incurred:
          Property acquisition         $     ---  $     ---  $   ---  $      ---  $    ---  $   600  $    600
          Exploration                     18,875     60,955      ---         ---       ---   33,103   112,933
          Development                     39,902        470      ---         ---       ---      ---    40,372
      Depletion per equivalent
          barrel of production              2.83        ---      ---        0.52      5.59      ---      2.84

      Cost of properties at year-end:
          Unevaluated                  $   2,487  $  30,500  $   ---  $      ---  $    ---  $50,010  $ 82,997
                                       ---------  ---------  -------  ----------  --------  -------  --------

          Evaluated                    $ 338,955  $  77,512  $   ---  $      ---  $    ---  $48,630  $465,097
                                       ---------  ---------  -------  ----------  --------  -------  --------

          Support equipment and
           facilities                  $ 194,116  $     ---  $   ---  $      ---  $    ---  $   ---  $194,116
                                       ---------  ---------  -------  ----------  --------  -------  --------
      Accumulated depletion and
         depreciation at year-end      $  35,723  $     ---  $   ---  $      ---  $    ---  $48,630  $ 84,353
                                       ---------  ---------  -------  ----------  --------  -------  --------

  DECEMBER 31, 1995:
    Costs incurred:
          Property acquisition         $   1,101  $     ---  $   ---  $      ---  $    ---  $   250  $  1,351
          Exploration                     45,961     25,948      ---         ---       ---   28,480   100,389
          Development                     48,419        ---      ---         299       ---      ---    48,718
      Depletion per equivalent
          barrel of production              2.67        ---     3.14        0.95      6.05      ---      2.81

      Cost of properties at year-end:
          Unevaluated                  $  59,087  $  46,282  $   ---  $      ---  $  9,202  $58,490  $173,061
                                       ---------  ---------  -------  ----------  --------  -------  --------

          Evaluated                    $ 260,058  $     ---  $   ---  $   47,301  $190,379  $ 8,667  $506,405
                                       ---------  ---------  -------  ----------  --------  -------  --------

          Support equipment and
           facilities                  $  87,289  $     ---  $   ---  $      ---  $    ---  $   ---  $ 87,289
                                       ---------  ---------  -------  ----------  --------  -------  --------
      Accumulated depletion and
        depreciation at year-end       $  17,355  $     ---  $   ---  $   47,153  $180,574  $ 8,667  $253,749
                                       ---------  ---------  -------  ----------  --------  -------  --------



A summary of costs excluded from depletion at December 31, 1997, by year incurred follows:



                                                          DECEMBER 31,
                                       --------------------------------------------------
                            TOTAL          1997         1996       1995    1994 AND PRIOR
                        -------------  ------------   --------  ---------  --------------

  Property acquisition  $       5,292  $      3,128   $    600  $     250  $        1,314
  Exploration                 202,483        70,738     77,149     35,203          19,393
  Capitalized interest         37,095        17,558     10,259      3,981           5,297
                        -------------  ------------    -------    -------  --------------
      Total worldwide   $     244,870  $     91,424    $88,008  $  39,434  $       26,004
                        -------------  ------------    -------    -------  --------------




The Company excludes from its depletion computation property acquisition and exploration costs of unevaluated properties and major development projects in progress. The excluded costs include $144.6 million ($114.3 million and $30.3 million classified as evaluated and unevaluated, respectively) for Block A-18 in the Malaysia-Thailand Joint Development Area that will become depletable once production begins, which is estimated to occur between 30-36 months after signing of a heads of agreement to a gas-sales contract. Additionally, excluded costs include exploration costs of $23.3 million, $18.2 million and $15.4 million in Guatemala, China and Italy, respectively. The balance of excluded costs represents exploration work in other countries, none of which is material. At this time, the Company is unable to predict either the timing of the inclusion of these costs and the related oil and gas reserves in its depletion computation or their potential future impact on depletion rates. Drilling or other exploration activities are being conducted in each of these cost centers.

The  Company's  equity  share  of  costs  incurred  by  Crusader  follows:




                                AUSTRALIA   CANADA   OTHER   TOTAL
                                ----------  -------  ------  ------
Cost of property acquisition,
  exploration and development:

      December 31, 1996         $    2,105  $   ---  $  ---  $2,105
                                ----------  -------  ------  ------

      December 31, 1995         $    1,187  $   507  $  541  $2,235
                                ----------  -------  ------  ------




OIL AND GAS RESERVE DATA (OIL RESERVES ARE STATED IN THOUSANDS OF BARRELS AND GAS RESERVES ARE STATED IN MILLIONS OF CUBIC FEET.)

The following tables present the Company's estimates of its proved oil and gas reserves. The estimates for all proved reserves in the Fields in Colombia were prepared by the Company's independent petroleum engineers, DeGolyer and MacNaughton. The estimates for all proved reserves in Malaysia-Thailand and the Liebre Field in Colombia were prepared by the Company's internal petroleum reservoir engineers. The Company emphasizes that reserve estimates are approximate and are expected to change as additional information becomes available. Reservoir engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Accordingly, there can be no assurance that the reserves set forth herein will ultimately be produced, and there can be no assurance that the proved undeveloped reserves will be developed within the periods anticipated. As of December 31, 1997, the Company did not have a contract for the sale of gas to be produced from its interest in the Malaysia-Thailand Joint Development Area. In estimating reserves attributable to such interest, the Company assumed that production from the interest would be sold at natural-gas prices derived from what the Company believed to be the most comparable market price at December 31, 1997. There can be no assurance that the price established in any gas contract would be equal to the price used in the Company's calculations.



                                      COLOMBIA         MALAYSIA-THAILAND
                                --------------------   ------------------
                                OIL        GAS           OIL      GAS
                                ---------  ---------   -------  ---------
PROVED DEVELOPED AND
  UNDEVELOPED RESERVES:
AS OF DECEMBER 31, 1994          104,393    14,721         ---        ---
    Revisions                        ---       ---         ---        ---
    Sales                        (10,434)      ---         ---        ---
    Extensions and discoveries    32,556     1,127         ---        ---
    Production                    (5,089)     (158)        ---        ---
                                ---------  --------    -------  ---------

AS OF DECEMBER 31, 1995          121,426    15,690         ---        ---
    Revisions                        270      (403)        ---        ---
    Sales                           (548)     (338)        ---        ---
    Extensions and discoveries    19,900       ---      24,700    871,100
    Production                    (5,738)     (298)        ---        ---
                                ---------  --------    -------  ----------
AS OF DECEMBER 31, 1996          135,310    14,651      24,700     871,100
    Revisions                     14,157       770      (2,000)     (7,600)
    Sales                            ---       ---         ---         ---
    Extensions and discoveries     2,308       ---       7,100     360,300
    Production                    (5,776)     (802)        ---         ---
                                ---------  --------     -------  ---------

AS OF DECEMBER 31, 1997          145,999    14,619      29,800   1,223,800
                                ---------  --------    -------   ---------






                                FRANCE   INDONESIA   UNITED STATES       TOTAL WORLDWIDE
                                -------  ----------  --------------  ---------------------
                                   OIL       OIL      OIL    GAS       OIL        GAS
                                -------  ----------  -----  -------   --------  ----------
PROVED DEVELOPED AND
  UNDEVELOPED RESERVES:
AS OF DECEMBER 31, 1994           6,244         402    596   7,197    111,635      21,918
    Revisions                       ---          23    119     967        142         967
    Sales                        (5,746)        ---    ---     ---    (16,180)        ---
    Extensions and discoveries      ---         ---    ---     ---     32,556       1,127
    Production                     (498)       (255)  (121) (1,207)    (5,963)     (1,365)
                                -------  ----------  -----  -------   --------  ----------

AS OF DECEMBER 31, 1995             ---         170    594   6,957    122,190      22,647
    Revisions                       ---         ---    ---     ---        270        (403)
    Sales                           ---         (75)  (574) (6,482)    (1,197)     (6,820)
    Extensions and discoveries      ---         ---    ---     ---     44,600     871,100
    Production                      ---         (95)   (20)   (475)    (5,853)       (773)
                                -------  ----------  -----  -------   --------  ----------
AS OF DECEMBER 31, 1996             ---         ---    ---     ---    160,010     885,751
    Revisions                       ---         ---    ---     ---     12,157      (6,830)
    Sales                           ---         ---    ---     ---        ---         ---
    Extensions and discoveries      ---         ---    ---     ---      9,408     360,300
    Production                      ---         ---    ---     ---     (5,776)       (802)
                                 ------  ----------  -----  -------   --------  ----------

AS OF DECEMBER 31, 1997             ---         ---    ---     ---    175,799   1,238,419
                                 ------  ----------  -----  -------   --------  ----------










                                    COLOMBIA        MALAYSIA-THAILAND  FRANCE  INDONESIA  UNITED STATES  TOTAL WORLDWIDE
                               -------------------  -----------------  ------  ---------  -------------  ---------------
                                OIL        GAS        OIL     GAS        OIL      OIL     OIL   GAS       OIL    GAS
                               --------  ---------  ------  ---------  ------  ---------  ---  -----     ------  ------

PROVED DEVELOPED RESERVES AT:
DECEMBER 31, 1995                65,856     10,515     ---        ---     ---        170  594  6,957     66,620  17,472
                               --------  ---------  ------  ---------  ------  ---------  ---  -----     ------  ------

DECEMBER 31, 1996                67,193     11,146     ---        ---     ---        ---  ---    ---     67,193  11,146
                               --------  ---------  ------  ---------  ------  ---------  ---  -----     ------  ------

DECEMBER 31, 1997                81,931     14,619     ---        ---     ---        ---  ---    ---     81,931  14,619
                               --------  ---------  ------  ---------  ------  ---------  ---  -----     ------  ------







The Company's proportional equity interest in Crusader's estimated proved developed and undeveloped oil and gas reserves at December 31, 1995, was 3.3 million barrels of oil and 60.9 billion cubic feet of gas.


STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH INFLOWS AND CHANGES THEREIN

The following table presents for the net quantities of proved oil and gas reserves a standardized measure of discounted future net cash inflows discounted at an annual rate of 10%. The future net cash inflows were calculated in accordance with Securities and Exchange Commission guidelines. Future cash inflows were computed by applying yearend prices of oil and gas relating to the Company's proved reserves to the estimated yearend quantities of those reserves. As of December 31, 1997, the Company did not have a contract for the sale of gas to be produced from its interest in the Malaysia-Thailand Joint Development Area. In estimating discounted future net cash inflows attributable to such interest, the Company assumed that production from the interest would be sold at natural-gas prices derived from what the Company believed to be the most comparable market price at December 31, 1997. Future price changes were considered only to the extent provided by contractual agreements in existence at yearend. Future production and development costs were computed by estimating those expenditures expected to occur in developing and producing the proved oil and gas reserves at the end of the year, based on yearend costs. The Company emphasizes that the future net cash inflows should not be construed as representative of the fair market value of the Company's proved reserves. The meaningfulness of the estimates is highly dependent upon the accuracy of the assumptions upon which they were
based.    Actual  future  cash  inflows  may  vary  considerably.



                                                       MALAYSIA-               UNITED      TOTAL
                                           COLOMBIA    THAILAND    INDONESIA   STATES   WORLDWIDE
                                           ----------  ----------  ----------  -------  ----------
DECEMBER 31, 1997:
      Future cash inflows                  $2,524,291  $4,078,609  $      ---  $   ---  $6,602,900
      Future production and
        development costs                   1,142,382   1,883,881         ---      ---   3,026,263
                                           ----------  ----------  ----------  -------  ----------
      Future net cash inflows before
        income taxes                       $1,381,909  $2,194,728  $      ---  $   ---  $3,576,637
                                           ----------  ----------  ----------  -------  ----------

      Future net cash inflows before
        income taxes discounted at 10%
        per annum                          $  852,421  $  427,463  $      ---  $   ---  $1,279,884
      Future income taxes discounted at
        10% per annum                         173,785      36,756         ---      ---     210,541
                                           ----------  ----------  ----------  -------  ----------
      Standardized measure of discounted
        future net cash inflows            $  678,636  $  390,707  $      ---  $   ---  $1,069,343
                                           ----------  ----------  ----------  -------  ----------





DECEMBER 31, 1996:
      Future cash inflows                  $3,519,893  $2,530,702  $      ---  $   ---  $6,050,595
      Future production and
        development costs                   1,283,851   1,188,981         ---      ---   2,472,832
                                           ----------  ----------  ----------  -------  ----------
      Future net cash inflows before
        income taxes                       $2,236,042  $1,341,721  $      ---  $   ---  $3,577,763
                                           ----------  ----------  ----------  -------  ----------

      Future net cash inflows before
        income taxes discounted at 10%
        per annum                          $1,283,158  $  320,900  $      ---  $   ---  $1,604,058
      Future income taxes discounted at
        10% per annum                         290,763      21,100         ---      ---     311,863
                                           ----------  ----------  ----------  -------  ----------
      Standardized measure of discounted
        future net cash inflows            $  992,395  $  299,800  $      ---  $   ---  $1,292,195
                                           ----------  ----------  ----------  -------  ----------




                                                       MALAYSIA-              UNITED     TOTAL
                                           COLOMBIA    THAILAND   INDONESIA   STATES   WORLDWIDE
                                           ----------  ---------  ----------  -------  ----------
DECEMBER 31, 1995:
      Future cash inflows                  $2,321,424  $     ---  $    2,909  $19,076  $2,343,409
      Future production and
        development costs                     730,139        ---       2,250    2,037     734,426
                                           ----------  ---------  ----------  -------  ----------
      Future net cash inflows before
        income taxes                       $1,591,285  $     ---  $      659  $17,039  $1,608,983
                                           ----------  ---------  ----------  -------  ----------

      Future net cash inflows before
        income taxes discounted at 10%
        per annum                          $  803,665  $     ---  $      626  $11,150  $  815,441
      Future income taxes discounted at
        10% per annum                         173,745        ---         ---      ---     173,745
                                           ----------  ---------  ----------  -------  ----------
      Standardized measure of discounted
        future net cash inflows            $  629,920  $     ---  $      626  $11,150  $  641,696
                                           ----------  ---------  ----------  -------  ----------




Subsequent to yearend, the price of oil declined significantly. Each $1 decrease in oil prices would have reduced the standardized measure of discounted future net cash inflows (aftertax) in Colombia at December 31, 1997, by $58 million. The Company's proportional equity interest in Crusader's standardized measure of discounted future net cash inflows was $30.4 million at December 31, 1995.

Changes in the standardized measure of discounted future net cash inflows follow:



                                                             DECEMBER 31,
                                                 ---------------------------------------
                                                          1997         1996        1995
                                                 --------------  -----------  ----------
Total worldwide, excluding equity share:
  Beginning of year                              $   1,292,195   $  641,696   $ 499,670
  Sales, net of production costs                       (94,062)     (97,323)    (67,471)
  Sales of reserves                                        ---      (10,473)   (144,361)
  Revisions of quantity estimates                       75,253        2,617       2,348
  Net change in prices and production costs           (552,863)     228,349      42,044
  Extensions, discoveries and improved recovery         42,918    1,125,733     339,413
  Change in future development costs                    (5,936)    (652,902)   (102,323)
  Development and facilities costs incurred             53,199       92,856      28,068
  Accretion of discount                                160,406       80,672      62,188
  Changes in production rates and other                 (3,089)      19,088      22,917
  Net change in income taxes                           101,322     (138,118)    (40,797)
                                                 --------------  -----------  ----------
  End of year                                    $   1,069,343   $1,292,195   $ 641,696
                                                 --------------  -----------  ----------

                                  SCHEDULE II

                    TRITON ENERGY LIMITED AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                (IN THOUSANDS)



                                            ADDITIONS
                                        -----------------------
                           BALANCE AT                 CHARGED TO               BALANCE
                           BEGINNING    CHARGED TO    OTHER                    AT CLOSE
CLASSIFICATIONS            OF YEAR      EARNINGS      ACCOUNTS   DEDUCTIONS    OF YEAR
-------------------------  -----------  ------------  ---------  ------------  --------

Year ended Dec. 31, 1995:
   Allowance for doubtful
       receivables         $       897  $       ---   $      41  $      (128)  $    810
                           -----------  ------------  ---------  ------------  --------

   Allowance for deferred
       tax asset           $    87,518  $   (33,472)  $     ---  $       ---   $ 54,046
                           -----------  ------------  ---------  ------------  --------

Year ended Dec. 31, 1996:
   Allowance for doubtful
       receivables         $       810  $        35   $     ---  $      (769)  $     76
                           -----------  ------------  ---------  ------------  --------

   Allowance for deferred
       tax asset           $    54,046  $   (23,389)  $     ---  $       ---   $ 30,657
                           -----------  ------------  ---------  ------------  --------

Year ended Dec. 31, 1997:
   Allowance for doubtful
       receivables         $        76  $       ---   $     ---  $       (35)  $     41
                           -----------  ------------  ---------  ------------  --------

   Allowance for deferred
       tax asset           $    30,657  $    44,435   $     ---  $       ---   $ 75,092
                           -----------  ------------  ---------  ------------  --------





___________________
Note  --    Deductions  for the allowance for doubtful receivables in the year ended  December  31,  1996,  related  primarily  to  disposal of other assets.