Form 10-Q
period 1998-03-31
TRITON ENERGY LTD
filed 1998-05-13
CIK 1009404

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                            -----------------------

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                      OR



( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________  to  ____________


                     COMMISSION FILE NUMBER:  1-11675

                           TRITON ENERGY LIMITED
              (Exact name of registrant as specified in its charter)

   CAYMAN ISLANDS                                     NONE
------------------------                          --------------
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

                                   YES    X                              NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                                                      Number of Shares
 Title of Each Class                            Outstanding at April 30, 1998
Ordinary Shares, par value $0.01 per share                36,572,573
                                                -----------------------------

                    TRITON ENERGY LIMITED AND SUBSIDIARIES
                                     INDEX




                                                                          PAGE NO.
PART I.  FINANCIAL INFORMATION                                            --------


Item 1. Financial Statements
        Condensed Consolidated Statements of Operations -
          Three months ended March 31, 1998 and 1997                         2
        Condensed Consolidated Balance Sheets -
          March 31, 1998 and December 31, 1997                               3
        Condensed Consolidated Statements of Cash Flows -
          Three months ended March 31, 1998 and 1997                         4
        Condensed Consolidated Statement of Shareholders' Equity -
          Three months ended March 31, 1998                                  5
        Notes to Condensed Consolidated Financial Statements                 6
Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                             14

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                   19


                       PART I. FINANCIAL INFORMATION
                       ITEM 1. FINANCIAL STATEMENTS
                   TRITON ENERGY LIMITED AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                              (UNAUDITED)




                                            1998        1997
                                          --------   ---------

Oil and gas sales                         $ 36,175   $  33,759

Costs and expenses:
Operating                                   15,687      11,221
General and administrative                   7,689       5,704
Depreciation, depletion and amortization    12,079       7,443
                                          ---------  ----------
                                            35,455      24,368
                                          ---------  ----------

Operating income                               720       9,391

Gain on sale of Triton Pipeline Colombia    50,227         ---
Interest income                                735         905
Interest expense, net                       (5,166)     (5,026)
Other income (expense), net                  1,492        (857)
                                          ---------  ----------

                                            47,288      (4,978)
                                          ---------  ----------

Earnings before income taxes                48,008       4,413
Income tax expense                           5,096         927
                                          ---------  ----------

Net earnings                                42,912       3,486
Dividends on preference shares                 187         213
                                          ---------  ----------

Earnings applicable to ordinary shares    $ 42,725   $   3,273
                                          =========  ==========

Average ordinary shares outstanding         36,566      36,375
                                          =========  ==========

Basic earnings per ordinary share         $   1.17   $    0.09
                                          =========  ==========

Diluted earnings per ordinary share       $   1.16   $    0.09
                                          =========  ==========












    See accompanying Notes to Condensed Consolidated Financial Statements.

                    TRITON ENERGY LIMITED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)







ASSETS                                                               MARCH 31,        DECEMBER 31,
                                                                       1998               1997
                                                                 -----------------  -----------------
                                                                    (UNAUDITED)
Current assets:
Cash and equivalents                                             $         11,677   $         13,451
Trade receivables, net                                                     13,259             12,963
Other receivables                                                          44,342             52,162
Inventories, prepaid expenses and other                                     4,455              5,219
Assets held for sale                                                       10,816             58,178
                                                                 -----------------  -----------------

Total current assets                                                       84,549            141,973
Property and equipment, at cost, less accumulated depreciation
    and depletion of $100,361 for 1998 and $89,014 for 1997               879,413            835,506
Deferred taxes and other assets                                           118,607            120,560
                                                                 -----------------  -----------------

                                                                 $      1,082,569   $      1,098,039
                                                                 =================  =================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term borrowings and current maturities of long-term debt   $         96,662   $        184,975
Accounts payable and accrued liabilities                                   43,363             36,964
Deferred income                                                            35,254             35,254
                                                                 -----------------  -----------------

Total current liabilities                                                 175,279            257,193

Long-term debt, excluding current maturities                              473,608            443,312
Deferred income taxes                                                      52,437             50,968
Deferred income and other                                                  41,280             49,946
Convertible debentures due to employees                                       ---                ---

Shareholders' equity:
Preference shares                                                           7,492              7,511
Ordinary shares, par value $0.01                                              366                365
Additional paid-in capital                                                588,906            588,454
Accumulated deficit                                                      (254,669)          (297,581)
Accumulated other non-owner changes in shareholders' equity                (2,126)            (2,126)
                                                                 -----------------  -----------------

                                                                          339,969            296,623
Less cost of ordinary shares in treasury                                        4                  3
                                                                 -----------------  -----------------

Total shareholders' equity                                                339,965            296,620
Commitments and contingencies (note 7)                                        ---                ---
                                                                 -----------------  -----------------

                                                                 $      1,082,569   $      1,098,039
                                                                 =================  =================





The Company uses the full cost method to account for its oil and gas producing activities.
    See accompanying Notes to Condensed Consolidated Financial Statements.

                    TRITON ENERGY LIMITED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (IN THOUSANDS)
                                  (UNAUDITED)







                                                                  1998         1997
                                                               ----------  -----------
Cash flows from operating activities:
Net earnings                                                   $  42,912   $     3,486
Adjustments to reconcile net earnings to net cash provided
   by operating activities:
Depreciation, depletion and amortization                          12,079         7,443
Amortization of deferred income                                   (8,814)       (2,026)
Amortization of debt discount                                        ---         5,026
Gain on sale of Triton Pipeline Colombia                         (50,227)          ---
Deferred income taxes and other                                    2,849         1,914
Changes in working capital pertaining to operating activities     10,482         7,431
                                                               ----------  ------------

Net cash provided by operating activities                          9,281        23,274
                                                               ----------  ------------

Cash flows from investing activities:
Capital expenditures and investments                             (51,057)      (46,613)
Proceeds from sale of Triton Pipeline Colombia                    97,656           ---
Other                                                                196         3,100
                                                               ----------  ------------

Net cash provided (used) by investing activities                  46,795       (43,513)
                                                               ----------  ------------

Cash flows from financing activities:
Proceeds from revolving lines of credit and long-term debt        77,404        94,800
Payments on revolving lines of credit and long-term debt        (135,565)       (8,514)
Short-term notes payable, net                                        ---        10,000
Issuances of ordinary shares                                         621         1,342
Other                                                               (188)         (190)
                                                               ----------  ------------

Net cash provided (used) by financing activities                 (57,728)       97,438
                                                               ----------  ------------

Effect of exchange rate changes on cash and equivalents             (122)          362
                                                               ----------  ------------
Net increase (decrease) in cash and equivalents                   (1,774)       77,561
Cash and equivalents at beginning of period                       13,451        11,048
                                                               ----------  ------------

Cash and equivalents at end of period                          $  11,677   $    88,609
                                                               ==========  ============












    See accompanying Notes to Condensed Consolidated Financial Statements.

                    TRITON ENERGY LIMITED AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       THREE MONTHS ENDED MARCH 31, 1998
                                 (IN THOUSANDS)
                                  (UNAUDITED)







Preference  shares:
Balance at December 31, 1997                     $       7,511
Conversion of 5% preference shares                         (19)
                                                 --------------

Balance at March 31, 1998                                7,492
                                                 --------------

Ordinary shares:
Balance at December 31, 1997                               365
Issuances under stock plans                                  1
                                                 --------------

Balance at March 31, 1998                                  366
                                                 --------------

Additional paid-in capital:
Balance at December 31, 1997                           588,454
Cash dividends, 5% preference shares                      (187)
Conversion of 5% preference shares                          19
Issuances under stock plans                                620
                                                 --------------

Balance at March 31, 1998                              588,906
                                                 --------------

Treasury shares:
Balance at December 31, 1997                                (3)
Purchase of treasury shares                                 (1)
                                                 --------------

Balance at March 31, 1998                                   (4)
                                                 --------------

Accumulated deficit:
Balance at December 31, 1997                          (297,581)
Net earnings                                            42,912
                                                 --------------

Balance at March 31, 1998                             (254,669)
                                                 --------------

Accumulated other non-owner changes in
    shareholders' equity:
Balance at December 31, 1997                            (2,126)
Other non-owner changes in shareholders' equity            ---
                                                 --------------

Balance at March 31, 1998                               (2,126)
                                                 --------------

Total shareholders' equity at March 31, 1998     $     339,965
                                                 ==============











    See accompanying Notes to Condensed Consolidated Financial Statements.

                             TRITON ENERGY LIMITED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (AMOUNTS IN TABLES IN THOUSANDS)
                                  (UNAUDITED)


1.  GENERAL

Triton Energy Limited ("Triton") is an international oil and gas exploration and production company. The term "Company" when used herein means Triton and its subsidiaries and other affiliates through which the Company conducts its business. The Company's principal properties, operations, and oil and gas reserves are located in Colombia and Malaysia-Thailand. The Company is actively exploring for oil and gas in these areas, as well as in Southern Europe, Africa, Asia and the Middle East. All sales currently are derived from oil and gas production in Colombia.

On March 30, 1998, the Company announced that its Board of Directors approved the retention of CIBC World Markets Lovegrove & Associates and Lehman Brothers, Inc. as independent advisers to assist in studying strategic alternatives for maximizing shareholder value. The strategic alternatives under consideration include the sale or farmout of a portion or all of the Company's interest in Block A-18 of the Malaysia-Thailand Joint Development Area in the Gulf of Thailand, the sale of a portion or all of the Company's interest in the Cusiana and Cupiagua oil fields in Colombia, or both. The Company expects to receive proposals regarding strategic alternatives during the second quarter, but can give no assurance that it will be successful in pursuing any of these strategic alternatives or as to the terms or timing of any such transaction.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments of a normal recurring nature necessary to present fairly the Company's financial position as of March 31, 1998, and the results of its operations for the three months ended March 31, 1998 and 1997, its cash flows for the three months ended March 31, 1998 and 1997, and shareholders' equity for the three months ended March 31, 1998. The results for the three months ended March 31, 1998, are not necessarily indicative of the final results to be expected for the full year.

The condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements, which are included as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Certain other previously reported financial information has been reclassified to conform to the current period's presentation.

2.  COMPREHENSIVE  INCOME

In June 1997, the Financial Accounting Standards Board issued Statement No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 established standards for the reporting and display of comprehensive income and its components, specifically net income and all other changes in shareholders' equity except those resulting from investments by and distributions to shareholders. The Company, which adopted the standard beginning January 1, 1998, has elected to display comprehensive income (or non-owner changes in shareholders' equity) in the Condensed Consolidated Statement of Shareholders' Equity. This statement does not have any effect on the Company's results of operations or financial position.

3.  ASSET  DISPOSITIONS

In February 1998, the Company sold Triton Pipeline Colombia, Inc. ("TPC"), a wholly owned subsidiary that held the Company's 9.6% equity interest in the Colombian pipeline company, Oleoducto Central S. A. ("OCENSA"), to an unrelated third party (the "Purchaser") for $100 million. Net proceeds were approximately $97.7 million after $2.3 million of expenses. The sale resulted in an aftertax gain of $50.2 million. TPC's investment in OCENSA, totaling $47.4 million at December 31, 1997, was included in assets held for sale.

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

4.  DEBT

During the first quarter of 1998, the Company used the proceeds from the sale of the TPC shares and net borrowings under other unsecured credit facilities totaling approximately $22 million to repay and terminate its $125 million unsecured credit facility.



 5. OTHER INCOME (EXPENSE), NET


                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                    ---------------------
                                                       1998        1997
                                                    ---------   ---------

Foreign exchange gain                               $   1,796   $   2,239
Change in fair value of WTI benchmark call options         36      (3,273)
Other                                                    (340)        177
                                                    ----------  ----------

                                                    $   1,492   $    (857)
                                                    ==========  ==========


     In 1998 and 1997, the Company recognized foreign exchange gains primarily related to noncash adjustments to deferred tax liabilities in Colombia associated with devaluation of the Colombian peso versus the U.S. dollar.

6.  EARNINGS  PER  ORDINARY  SHARE

The following table reconciles the numerators and denominators of the basic and diluted earnings per ordinary share computation for earnings from continuing operations.



                                                 INCOME            SHARE        PER-SHARE
                                               (NUMERATOR)     (DENOMINATOR)     AMOUNT
                                             ---------------  ----------------  ---------
THREE MONTHS ENDED MARCH 31, 1998:

Net earnings                                 $       42,912
Less: Preference share dividends                       (187)
                                             ---------------

Earnings available to ordinary shareholders          42,725
Basic earnings per ordinary share                                 36,566         $   1.17
                                                                                 ========
Effect of dilutive securities
Stock options                                           ---          119
Convertible debentures                                  ---           29
Preference shares                                       187          218
                                             ---------------  ----------
Earnings available to ordinary shareholders
   and assumed conversions                   $       42,912
                                             ===============
Diluted earnings per ordinary share                               36,932         $   1.16
                                                              ==========         ========

THREE MONTHS ENDED MARCH 31, 1997:

Net earnings                            $        3,486
Less: Preference share dividends                       (213)
                                             ---------------

Earnings available to ordinary shareholders           3,273
Basic earnings per ordinary share                                 36,375         $   0.09
                                                                                 ========
Effect of dilutive securities
Stock options                                           ---          613
Convertible debentures                                  ---          114
                                             ---------------  ----------
Earnings available to ordinary shareholders
   and assumed conversions                   $        3,273
                                             ===============
Diluted earnings per ordinary share                               37,102         $   0.09
                                                              ==========         ========





7. COMMITMENTS  AND  CONTINGENCIES


Development of the Cusiana and Cupiagua fields (the "Fields"), including drilling and construction of additional production facilities, will require further capital outlays. Further exploration and development activities on Block A-18 in the Malaysia-Thailand Joint Development Area in the Gulf of Thailand, as well as exploratory drilling in other countries, also will require substantial capital outlays. The Company's capital budget for the year ending December 31, 1998, is approximately $176 million, excluding capitalized interest, of which approximately $103 million relates to the Fields, $23 million relates to Block A-18, and $50 million relates to the Company's activities in other parts of the world. The 1998 capital budget includes funding requirements for committed activities only.

In April 1998, the Company signed a heads of agreement for the sale of natural-gas production from Block A-18. Substantial capital requirements for Block A-18 will be required prior to the first deliveries of gas which are expected to begin in 2001. The Company anticipates it may incur development costs of up to approximately $25 million during the latter half of 1998, which are not included in the Company's capital budget for the year ending December 31, 1998.

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

GUARANTEES

At March 31, 1998, the Company had guaranteed loans of approximately $3.7 million for a Colombian pipeline company in which the Company has an ownership interest. The Company also guaranteed performance of $27.9 million in future exploration expenditures in various countries. These commitments are backed primarily by unsecured letters of credit.

LITIGATION

The Company is subject to litigation matters, none of which is expected to have a material, adverse effect on the Company's operations or consolidated financial condition.




8. CERTAIN  FACTORS  THAT  COULD  AFFECT  FUTURE  OPERATIONS

Certain statements in this report, including expectations, intentions, plans and beliefs of the Company and management, including those contained in or implied by "Management's Discussion and Analysis of Financial Condition and
Results of Operations" and these Notes to Condensed Consolidated Financial Statements, are forward-looking statements, as defined in Section 21D of the Securities Exchange Act of 1934, that are dependent on certain events, risks
and  uncertainties  that  may  be  outside  the  Company's  control.    These
forward-looking statements include statements of management's plans and objectives for the Company's future operations and statements of future economic performance; information regarding drilling schedules and schedules for the start-up of production facilities; expected or planned production or transportation capacity; when the Fields might become self-financing; future production of the Fields; the negotiation of a gas-sales contract and commencement of production in Malaysia-Thailand; the Company's capital budget and future capital requirements; the Company's meeting its future capital needs; the amount by which production from the Fields may increase or when such increased production may commence; the Company's realization of its deferred tax asset; the level of future expenditures for environmental costs; the outcome of regulatory and litigation matters; the impact of Year 2000 issues; and proven oil and gas reserves and discounted future net cash flows therefrom; and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including those described in the context of such forward-looking statements, as well as those presented below.

CERTAIN  FACTORS  RELATING  TO  THE  OIL  AND  GAS  INDUSTRY

The Company's strategy is to focus its exploration activities on what the Company believes are relatively high-potential prospects. No assurance can be given that these prospects contain significant oil and gas reserves or that the Company will be successful in its exploration activities thereon. The Company follows the full cost method of accounting for exploration and development of oil and gas reserves whereby all acquisition, exploration and development costs are capitalized. Costs related to acquisition, holding and initial exploration of licenses in countries with no proved reserves are initially capitalized, including internal costs directly identified with
acquisition,  exploration  and  development  activities.    The  Company's
exploration licenses are periodically assessed for impairment on a country-by-country basis. If the Company's investment in exploration licenses within a country where no proved reserves are assigned is deemed to be impaired, the licenses are written down to estimated recoverable value. If the Company abandons all exploration efforts in a country where no proved reserves are assigned, all exploration costs associated with the country are expensed. The Company's assessments of whether its investment within a country is impaired and whether exploration activities within a country will be abandoned are made from time to time based on its review and assessment of drilling results, seismic data and other information it deems relevant. Due to the unpredictable nature of exploration drilling activities, the amount and timing of impairment expense are difficult to predict with any certainty. Financial information concerning the Company's assets at December 31, 1997, including capitalized costs by geographic area, is set forth in note 21 of Notes to Consolidated Financial Statements in Triton's Annual Report on Form 10-K for the year ended December 31, 1997.

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

CERTAIN  FACTORS  RELATING  TO  COLOMBIA

The Company is a participant in significant oil and gas discoveries in the Fields, located approximately 160 kilometers (100 miles) northeast of Bogota, Colombia. Development of reserves in the Fields is ongoing and will require additional drilling and completion of the production facilities currently under construction. The Company expects that the production facilities will be completed during 1998. Pipelines connect the major producing fields in Colombia to export facilities and to refineries.

From time to time, guerrilla activity in Colombia has disrupted the operation of oil and gas projects causing increased costs. Such activity increased over the last year, causing delays in the development of the Cupiagua Field. Although the Colombian government, the Company and its partners have taken steps to maintain security and favorable relations with the local population, there can be no assurance that attempts to reduce or prevent guerrilla activity will be successful or that guerrilla activity will not disrupt operations in the future.

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

CERTAIN  FACTORS  RELATING  TO  MALAYSIA-THAILAND

The Company is a partner in a significant gas exploration project located in the upper Malay Basin in the Gulf of Thailand approximately 450 kilometers northeast of Kuala Lumpur and 750 kilometers south of Bangkok as a contractor under a production-sharing contract covering Block A-18 of the Malaysia-Thailand Joint Development Area. Test results to date indicate that significant gas and oil deposits lie within the block. Development of gas production is in the early planning stages but is expected to take several years and require the drilling of additional wells and the installation of production facilities, which will require significant additional capital expenditures, the ultimate amount of which cannot be predicted. Pipelines also will be required to be connected between Block A-18 and ultimate markets. The terms under which any gas produced from the Company's contract area in Malaysia-Thailand is sold may be affected adversely by the present monopoly, gas-purchase and transportation conditions in both Malaysia and Thailand.

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

         ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                              CONDITION  AND  RESULTS  OF  OPERATIONS


                      LIQUIDITY AND CAPITAL REQUIREMENTS
                      ----------------------------------

     Cash and cash equivalents totaled $11.7 million and $13.5 million at March 31, 1998, and December 31, 1997, respectively. Working capital deficit was $90.7 million at March 31, 1998, compared with $115.2 million at December 31, 1997. At March 31, 1998, borrowings of $77.5 million under the Company's bank credit facilities, which mature during the period October 1998 through February 1999, were classified as a current liability. Current liabilities also included deferred income totaling $35.3 million at March 31, 1998 and at December 31, 1997 related to a forward oil sale consummated in 1995.

     The Company's capital expenditures and other capital investments were $51.1 million for the three months ended March 31, 1998, primarily for development of the Cusiana and Cupiagua fields (the "Fields") in Colombia and exploration in Block A-18 in the Malaysia-Thailand Joint Development Area in the Gulf of Thailand. The capital spending program for the three months ended March 31, 1998, was funded primarily with cash flow from operations, asset sales and borrowings under the Company's credit facilities.

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

     In April 1998, the Company signed a heads of agreement for the sale of natural-gas production from Block A-18. Substantial capital requirements for Block A-18 will be required prior to the first deliveries of gas which are expected to begin in 2001. The Company anticipates it may incur development costs of up to approximately $25 million during the latter half of 1998, which are not included in the Company's capital budget for the year ending December 31, 1998.

     The Company expects to fund capital expenditures and repay debt in the future with a combination of some or all of the following: asset sales (which may involve interests in material assets), cash flow from operations (including additional proceeds of $30 million from the 1995 forward oil sale), cash, credit facilities and additional facilities to be negotiated, and the issuance of debt and equity securities. Under the most restrictive covenant in the Company's existing credit facilities, the Company generally could not permit total indebtedness (as defined in the various agreements) to exceed $650 million. The limitation on total indebtedness will increase to $725 million once the Fields achieve a production level of 340,000 barrels per day. At May 11, 1998, the Company had total indebtedness outstanding of approximately $600 million and available cash and borrowing capacity under unused credit facilities totaling approximately $18 million. The Company is currently in negotiations for additional committed bank credit facilities which will be needed to meet the Company's cash needs during 1998. The
Company is currently negotiating a revolving credit facility that would provide an additional $30 million of borrowing capacity. There can be no assurance that the Company will be able to successfully negotiate additional credit facilities, and the Company may be required to seek alternative sources of capital. To facilitate a possible future securities issuance or issuances, the Company has on file with the Securities and Exchange Commission a shelf registration statement under which the Company could issue up to an aggregate of $200 million debt or equity securities.

     On March 30, 1998, the Company announced that its Board of Directors approved the retention of CIBC World Markets Lovegrove & Associates and Lehman Brothers, Inc. as independent advisers to assist in studying strategic alternatives for maximizing shareholder value. The strategic alternatives under consideration include the sale or farmout of a portion or all of the Company's interest in Block A-18 of the Malaysia-Thailand Joint Development Area in the Gulf of Thailand, the sale of a portion or all of the Company's interest in the Cusiana and Cupiagua oil fields in Colombia, or both. The Company expects to receive proposals regarding strategic alternatives during the second quarter, but can give no assurance that it will be successful in pursuing any of these strategic alternatives or as to the terms or timing of any such transaction.


                             RESULTS OF OPERATIONS
                             ---------------------

     Sales  volumes  and  average  prices  realized  were  as  follows:




                                           THREE MONTHS ENDED
                                                MARCH 31,
                                          -------------------
                                           1998         1997
                                          -----        ------
Sales volumes
Oil (MBbls), excluding forward oil sale   1,896         1,413
Forward oil sale (1)  (MBbls delivered)     762           175
                                          -----        ------
Total                                     2,658         1,588
                                         ======        ======

Gas (MMcf)                                  165           77

Weighted average price realized:
Oil (per Bbl)                            $13.55       $21.19
Gas (per Mcf)                            $ 0.99       $ 1.36



(1) Commencing April 1, 1997, the delivery requirements under the forward oil sale increased by 195,711 barrels of oil per month.


                      THREE MONTHS ENDED MARCH 31, 1998,
                COMPARED WITH THREE MONTHS ENDED MARCH 31, 1997

  Oil  and  Gas  Sales
  --------------------

     Revenue increased $2.4 million in 1998, due to higher production ($22.8 million), which was offset by lower average realized oil prices ($20.4 million). The lower average realized oil price resulted from a combination of a significant decrease in the 1998 average West Texas Intermediate oil price, compared with the prior-year quarter and the increased deliveries under the forward oil sale. Forward oil sale deliveries, scheduled in 1995 and recorded at $11.56 per barrel, were 29% of sales volumes in 1998, compared with 11% of the Company's sales volumes in 1997. In April 1997, the Company's delivery requirements under the forward oil sale increased from 58,425 barrels per month to 254,136 barrels per month, which had an adverse effect on the Company's earnings and cash flows on a per-barrel basis during 1998.

     Based on the operator's current projections, the Company expects gross production capacity from the Fields to reach 500,000 barrels per day during 1998. The Company expects that the adverse effect on the Company's results of operations and cash flows from the forward oil sale deliveries will be mitigated by increased production from the Fields. There can be no assurance, however, regarding the timing of any increase in production or as to future prices.

  Costs  and  Expenses
  --------------------

     First quarter operating expenses increased $4.5 million in 1998, and depreciation, depletion and amortization increased $4.6 million, primarily due to higher production volumes, including barrels delivered under the forward oil sale. The Company pays lifting costs, production taxes and transportation costs to the Colombian port of Covenas for barrels to be delivered under the forward oil sale.

     The Company's operating costs per equivalent-barrel were $5.99 and $7.14 in 1998 and 1997, respectively. Operating expenses on a per equivalent-barrel basis were lower primarily due to a decrease in production taxes of $2.1 million. Beginning in 1998, no production taxes are assessed on production from the Cusiana Field. The Company will be required to pay production taxes on production from the Cupiagua Field equating to approximately 5.5%, 4% and 2.5% of gross realized oil prices during 1998, 1999 and 2000, respectively.

     Oleoducto Central S.A. ("OCENSA") pipeline tariffs totaled $10.1 million or $3.90 per barrel, and $6.1 million or $3.96 per barrel in 1998 and 1997, respectively. OCENSA imposes a tariff on shippers from the Fields (the "Initial Shippers"), which is estimated to recoup: the total capital cost of the project over a 15-year period; its operating expenses, which include all Colombian taxes; interest expense; and the dividend to be paid by OCENSA to its shareholders. Any shippers of crude oil who are not Initial Shippers are assessed a premium tariff on a per-barrel basis, and OCENSA will use revenues from such tariffs to reduce the Initial Shippers' tariff.

     General and administrative expense before capitalization increased $1.2 million to $14.1 million in 1998 primarily due to growth of the Company's operations. Capitalized general and administrative costs were $6.4 million and $7.2 million in 1998 and 1997, respectively.

  Other  Income  and  Expenses
  ----------------------------

     In 1998, the Company sold Triton Pipeline Colombia, Inc., a wholly owned subsidiary that held the Company's 9.6% equity interest in the Colombian pipeline company, OCENSA, for $100 million. Net proceeds were approximately $97.7 million after $2.3 million of expenses. The sale resulted in an aftertax gain of $50.2 million.

     Other income (expense), net included foreign exchange gains of $1.8 million and $2.2 million in 1998 and 1997, respectively, primarily related to noncash adjustments to deferred tax liabilities in Colombia associated with devaluation of the Colombian peso versus the U.S. dollar. In 1997, other income (expense), net included an unrealized loss of $3.3 million representing the change in the fair market value of call options purchased in anticipation of a forward oil sale in 1995. Other income in future periods could be impacted by fluctuations in the fair market value of these call options, as well as the equity swap entered into in February 1998. See note 3 of Notes to Condensed Consolidated Financial Statements.

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

     The income tax provision for 1998 included current taxes related to the Company's Colombian operations totaling $1 million and $1.3 million in 1998 and 1997, respectively. Foreign deferred taxes totaled $3.8 million in 1998, primarily related to the Company's Colombian operations, compared with foreign deferred taxes of $3.3 million in 1997. Additionally, the income tax provision included a deferred tax expense in the United States totaling $.2 million in 1998, compared with a benefit of $3.6 million in 1997.

  Information  Systems  and  the  Year  2000
  ------------------------------------------

     The Company has reviewed its operational, financial and other information systems for potential conflicts with the Year 2000. The Company believes that the Year 2000 will not cause any significant disruptions to its information systems, and any costs to resolve Year 2000 issues will not be material.

     The Company has begun an investigation into the potential impact to its operations caused by Year 2000 problems that may occur at third parties, including its oil and gas partners, financial institutions, and vendors. The Company has identified certain third parties that may encounter Year 2000 problems, but has not yet determined the potential impact to the Company's operations or the costs to the Company, if any, associated with these issues. The Company intends to engage a third-party Year 2000 consultant during 1998 to validate the Company's assumptions and identify nonconformance.

  Certain  Factors  That  Could  Affect  Future  Operations
  ---------------------------------------------------------

     Certain statements in this report, including expectations, intentions, plans and beliefs of the Company and management, are forward-looking statements, as defined in Section 21D of the Securities Exchange Act of 1934, that are dependent on certain events, risks and uncertainties that may be outside the Company's control. These forward-looking statements include statements of management's plans and objectives for the Company's future operations and statements of future economic performance; information regarding drilling schedules and schedules for the start-up of production facilities; expected or planned production or transportation capacity; when the Fields might become self-financing; future production of the Fields; the negotiation of a gas-sales contract and commencement of production in Malaysia-Thailand; the Company's capital budget and future capital requirements; the Company's meeting its future capital needs; the amount by which production from the Fields may increase or when such increased production may commence; the Company's realization of its deferred tax asset; the level of future expenditures for environmental costs; the outcome of regulatory and litigation matters; the impact of Year 2000 issues; and proven oil and gas reserves and discounted future net cash flows therefrom; and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including those described in the context of such forward-looking statements and in notes to Notes to Condensed Consolidated Financial Statements.

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



      3.1     Memorandum of Association. (1)
      3.2     Articles of Association. (1)
      4.1     Specimen Share Certificate of Ordinary Shares, $.01 par value, of the Company. (2)
      4.2     Rights Agreement dated as of March 25, 1996, between Triton and Chemical Bank, as
              Rights Agent, including, as Exhibit A thereto, Resolutions establishing the Junior
              Preference Shares. (1)
      4.3     Resolutions Authorizing the Company's 5% Convertible Preference Shares. (3)
      4.4     Amendment No. 1 to Rights Agreement dated as of August 2, 1996, between Triton and
              Chemical Bank, as Rights Agent. (4)
     10.1     Amended and Restated  Retirement Income Plan. (5)
     10.2     Amended and Restated Supplemental Executive Retirement Income Plan. (6)
     10.3     1981 Employee Non-Qualified Stock Option Plan. (7)
     10.4     Amendment No. 1 to the 1981 Employee Non-Qualified Stock Option Plan. (8)
     10.5     Amendment No. 2 to the 1981 Employee Non-Qualified Stock Option Plan. (7)
     10.6     Amendment No. 3 to the 1981 Employee Non-Qualified Stock Option Plan. (5)
     10.7     1985 Stock Option Plan. (9)
     10.8     Amendment No. 1 to the 1985 Stock Option Plan. (7)
     10.9     Amendment No. 2 to the 1985 Stock Option Plan. (5)
    10.10     Amended and Restated 1986 Convertible Debenture Plan. (5)
    10.11     1988 Stock Appreciation Rights Plan. (10)
    10.12     1989 Stock Option Plan. (11)
    10.13     Amendment No. 1 to 1989 Stock Option Plan. (7)
    10.14     Amendment No. 2 to 1989 Stock Option Plan. (5)
    10.15     Second Amended and Restated 1992 Stock Option Plan. (13)
    10.16     Form of Amended and Restated Employment Agreement with Triton Energy Limited and its executive officers. (6)
    10.17     Form of Amended and Restated Employment Agreement with Triton Energy Limited and certain officers. (6)
    10.18     Amended and Restated 1985 Restricted Stock Plan. (5)
    10.19     First Amendment to Amended and Restated 1985 Restricted Stock Plan. (12)
    10.20     Second Amendment to Amended and Restated 1985 Restricted Stock Plan. (13)
    10.21     Executive Life Insurance Plan. (14)
    10.22     Long Term Disability Income Plan. (14)
    10.23     Amended and Restated Retirement Plan for Directors. (9)
    10.24     Amended and Restated Indenture dated as of March 25, 1996 between Triton and
              Chemical Bank, with respect to the issuance of Senior Subordinated Discount Notes due 1997. (13)
    10.25     Amended and Restated Senior Subordinated Indenture by and between the Company and
              United States Trust Company of New York, dated as of March 25, 1996. (13)
    10.26     Contract for Exploration and Exploitation for Santiago de Atalayas I with an effective date of July 1, 1982, between Triton Colombia, Inc., and Empresa Colombiana
              De Petroleos. (9)
    10.27     Contract for Exploration and Exploitation for Tauramena with an effective date of July
              4, 1988, between Triton Colombia, Inc., and Empresa Colombiana De Petroleos. (10)
    10.28     Summary of Assignment legalized by Public Instrument No. 1255 dated September 15,
              1987 (Assignment is in Spanish language). (10)
    10.29     Summary of Assignment legalized by Public Instrument No. 1602 dated June 11, 1990
              (Assignment is in Spanish language). (10)
    10.30     Summary of Assignment legalized by Public Instrument No. 2586 dated September 9,
              1992 (Assignment is in Spanish language). (10)
    10.31     401(K) Savings Plan. (5)
    10.32     Contract between Malaysia-Thailand and Joint Authority and Petronas Carigali
              SDN.BHD.and Triton Oil Company of Thailand relating to Exploration and Production of  Petroleum for Malaysia-Thailand Joint Development Area Block A-18.(15)
    10.33     Triton Crude Purchase Agreement between Triton Colombia, Inc. and Oil Co., LTD.
              dated May 25, 1995. (16)
    10.34     Credit Agreement among Triton Colombia, Inc., Triton Energy Corporation,
              NationsBank, N.A. (Carolinas) and Export-Import Bank of the United States. (12)
    10.35     Amendment No. 1 to Credit Agreement among Triton Colombia, Inc., Triton Energy
              Corporation, NationsBank, N.A. (Carolinas) and Export-Import Bank of the United
              States. (12)
    10.36     Amendment No. 2 to Credit Agreement among Triton Colombia, Inc., Triton Energy
              Corporation, NationsBank, N.A. (Carolinas) and Export-Import Bank of the United
              States. (13)
    10.37     Amendment No. 3 to Credit Agreement among Triton Colombia, Inc., Triton Energy
              Limited, NationsBank, N.A. (Carolinas) and Export-Import Bank of the United
              States. (24)
    10.38     Agreement and Plan of Merger among Triton Energy Corporation, Triton Energy
              Limited and TEL Merger Corp. (12)
    10.39     Credit Agreement among Triton Energy Limited and Triton Energy Corporation, as
              Borrowers, and NationsBank of Texas, N.A., Barclays Bank PLC, Meespierson N.V.,
              The Chase Manhattan Bank and Societe Generale, Southwest Agency dated
              August 30, 1996. (17)
    10.40     Form of Indemnity Agreement entered into with each director and officer of the
              Company. (17)
    10.41     Restated Employment Agreement between John Tatum and the Company. (20)
    10.42     Description of Performance Goals for Executive Bonus Compensation. (20)
    10.43     Stock Purchase Agreement dated September 2, 1997 between the Strategic
              Transaction Company and Triton International Petroleum, Inc. (6)
    10.44     Fourth Amendment to Stock Purchase Agreement dated February 2, 1998 between
              The Strategic Transaction Company and Triton International Petroleum, Inc. (6)
    10.45     Supplemental Indenture dated April 17, 1997 among Triton Energy Corporation, Triton
              Energy Limited and The Chase Manhattan Bank (formerly known as Chemical Bank)
              amending Amended and Restated Indenture dated as of March 25, 1996 relating to the Senior Subordinated Discount Notes due 1997. (21)
    10.46     Supplemental Indenture dated April 17, 1997 among Triton Energy Corporation, Triton
              Energy Limited and United States Trust Company of New York amending Amended and Restated Senior Subordinated Indenture dated as of March 25, 1996 relating to the
              9 3/4% Senior Subordinated Discount Notes due 2000. (21)
    10.47     Senior Indenture dated April 10, 1997 among Triton Energy Corporation, Triton
              Energy Limited and The Chase Manhattan Bank. (21)
    10.48     First Supplemental Indenture dated April 10, 1997 among Triton Energy Corporation,
              Triton Energy Limited and The Chase Manhattan Bank amending Senior Indenture dated as of April 10, 1997 relating to the 8 3/4% Senior Notes due 2002. (21)
    10.49     Second Supplemental Indenture dated April 10, 1997 among Triton Energy Corporation,
              Triton Energy Limited and The Chase Manhattan Bank amending Senior Indenture dated as of April 10, 1997 relating to the 9 1/4% Senior Notes due 2005. (21)
    10.50     First Amendment to Credit Agreement dated as of April 4, 1997 among Triton Energy
              Limited and Triton Energy Corporation, as Borrowers, and NationsBank of Texas, N.A.,
              Barclays Bank PLC, Meespierson N.V., The Chase Manhattan Bank and Societe
              Generale, Southwest Agency. (21)
    10.51     1997 Share Compensation Plan. (21)
    10.52     First Amendment to 1997 Share Compensation Plan. (6)
    10.53     First Amendment to Amended and Restated Retirement Plan for Directors. (6)
    10.54     First Amendment to Second Amended and Restated 1992 Stock Option Plan. (21)
    10.55     Second Amendment to Second Amended and Restated 1992 Stock Option Plan. (6)
    10.56     Agreement to Release Triton Energy Corporation and Second Amendment to Credit
              Agreement dated as of July 21, 1997 among Triton Energy Limited and Triton Energy
              Corporation, as Borrowers, and NationsBank of Texas, N.A., Barclays Bank PLC,
              MeesPierson N.V., The Chase Manhattan Bank and Societe Generale, Southwest
              Agency. (22)
    10.57     Amended and Restated Indenture dated July 25, 1997 between Triton Energy Limited and The Chase Manhattan Bank. (22)
    10.58     Amended and Restated First Supplemental Indenture dated July 25, 1997 between Triton
              Energy Limited and The Chase Manhattan Bank relating to the 8 3/4% Senior Notes due 2002. (22)
    10.59     Amended and Restated Second Supplemental Indenture dated July 25, 1997 between
              Triton Energy Limited and The Chase Manhattan Bank relating to the 9 1/4% Senior
              Notes due 2005. (22)
    10.60     Third Amendment to Credit Agreement dated as of September 30, 1997 among Triton
              Energy Limited, NationsBank of Texas, N.A., Barclays Bank PLC, MeesPierson N.V.,
              The Chase Manhattan Bank and Societe Generale, Southwest Agency. (23)
    10.61     Amendment to Amended and Restated Retirement Income Plan dated
              December 31, 1996. (24)
    10.62     Amendment to 401(K) Savings Plan dated December 31, 1996. (24)
     12.1     Computation of Ratio of Earnings to Fixed Charges. (24)
     12.2     Computation of Ratio of Earnings to Combined Fixed Charges and Preference
              Dividends. (24)
     27.1     Financial Data Schedule.(24)
     99.1     Heads of Agreement for the Supply of Gas from the Block A-18 of the Malaysia-
              Thailand Joint Development Area. (24)
     99.2     Rio Chitamena Association Contract. (19)
     99.3     Rio Chitamena Purchase and Sale Agreement. (19)
     99.4     Integral Plan - Cusiana Oil Structure. (19)
     99.5     Letter Agreements with co-investor in Colombia. (19)
     99.6     Colombia Pipeline Memorandum of Understanding. (19)
     99.7     Amended and Restated Oleoducto Central S.A. Agreement dated as of March 31,
              1995. (18)

            _______________________________

       (1)    Previously filed as an exhibit to the Company's Registration Statement on Form S-3
              (No 333-08005) and incorporated herein by reference.
       (2)    Previously filed as an exhibit to the Company's Registration Statement on Form 8-A dated March 25, 1996 and incorporated herein by reference.
       (3)    Previously filed as an exhibit to the Company's and Triton Energy Corporation's
              Registration Statement on Form S-4 (No. 333-923) and incorporated herein by reference.
       (4)    Previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A
              (Amendment No. 1) dated August 14, 1996 and incorporated herein by reference.
       (5)    Previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form
              10-Q for the quarter ended November 30, 1993 and incorporated by reference herein.
       (6)    Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.
       (7)    Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
              10-K for the fiscal year ended May 31, 1992 and incorporated herein by reference.
       (8)    Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
              10-K for the fiscal year ended May 31, 1989 and incorporated by reference herein.
       (9)    Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
              10-K for the fiscal year ended May 31, 1990 and incorporated herein by reference.
      (10)    Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
              10-K for the fiscal year ended May 31, 1993 and incorporated by reference herein.
      (11)    Previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form
              10-Q for the quarter ended November 30, 1988 and incorporated herein by reference.
      (12)    Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
              10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.
      (13)    Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
              quarter ended March 31, 1996 and incorporated herein by reference.
      (14)    Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
              10-K for the fiscal year ended May 31, 1991 and incorporated herein by reference.
      (15)    Previously filed as an exhibit to Triton Energy Corporation's current report on Form
              8-K dated April 21, 1994 and incorporated by reference herein.
      (16)    Previously filed as an exhibit to Triton Energy Corporation's Current Report on Form
              8-K dated May 26, 1995 and incorporated herein by reference.
      (17)    Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1996 and incorporated herein by reference.
      (18)    Previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form
              10-Q for the quarter ended June 30, 1995 and incorporated herein by reference.
      (19)    Previously filed as an exhibit to Triton Energy Corporation's current report on Form
              8-K/A dated July 15, 1994 and incorporated by reference herein.
      (20)    Previously filed as an exhibit to Triton Energy Limited's Annual Report on Form 10-K
              For the fiscal year ended December 31, 1996 and incorporated herein by reference.
      (21)    Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
              quarter ended March 31, 1997 and incorporated herein by reference.
      (22)    Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
              quarter ended June 30, 1997 and incorporated herein by reference.
      (23)    Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1997 and incorporated herein by reference.
      (24)    Filed herewith.


(b)  Reports  on  Form  8-K


On February 13, 1998, the Company filed a Current Report on Form 8-K reporting
(i) the Company's announcement of the sale of its equity interest in Oleoducto Central S.A. and (ii) the Company's financial results for the year ended December 31, 1997.

                                  SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             TRITON  ENERGY  LIMITED




                                             By: /s/ Peter Rugg
                                                 ----------------------------
                                                 Peter Rugg
                                                 Senior Vice President and
                                                   Chief Financial Officer



Date:    May  13,  1998