Form 10-K/A
period 1997-12-31
TRITON ENERGY LTD
filed 1998-06-26
CIK 1009404

FORM 10-K/A
                                AMENDMENT NO. 1

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
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
               FOR THE TRANSITION PERIOD FROM ______ TO ______

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

                Securities registered pursuant to Section 12(b) of the Act:

                                                    NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                        ON WHICH REGISTERED
          -------------------                       ---------------------

     Ordinary Shares, $.01 par value               New York Stock Exchange

            Securities registered pursuant to Section 12(g) of the Act:

                                   None.

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
SUCH  FILING  REQUIREMENTS  FOR  THE  PAST  90  DAYS.    YES X         NO
     INDICATE  BY  CHECK  MARK  IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.
     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AT MARCH 16, 1998 (FOR SUCH PURPOSES ONLY, ALL DIRECTORS AND EXECUTIVE OFFICERS ARE PRESUMED TO BE AFFILIATES) WAS APPROXIMATELY $1.2 BILLION, BASED ON THE CLOSING SALES PRICE OF $ 32 13/16 ON THE NEW YORK STOCK EXCHANGE.

     AS OF MARCH 16, 1998, 36,576,047 ORDINARY SHARES OF THE REGISTRANT WERE OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF THE PROXY STATEMENT PERTAINING TO THE 1998 ANNUAL MEETING OF SHAREHOLDERS OF TRITON ENERGY LIMITED ARE INCORPORATED BY REFERENCE INTO PART III HEREOF.

Triton Energy Limited hereby amends its Annual Report on Form 10-K for the year ended December 31, 1997 to include Restated Financial Data Schedules for the periods indicated below as a result of its adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share."


ITEM  14.          EXHIBITS



Exhibit Number  Description

27.1  Restated Financial Data Schedule -Three months ended March 31, 1996*
27.2  Restated Financial Data Schedule -Six months ended  June 30, 1996*
27.3  Restated Financial Data Schedule -Nine months ended  September 30, 1996*
27.4  Restated Financial Data Schedule -Year ended  December 31, 1996*
27.5  Restated Financial Data Schedule -Six months ended  June 30, 1997*
27.6  Restated Financial Data Schedule -Nine months ended  September 30, 1997*


 *  Filed  herewith.

                                  SIGNATURES


     Pursuant  to  the  requirements  of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed by the undersigned thereunto duly authorized on the 26 day of June, 1998.

                                           TRITON  ENERGY  LIMITED



                                           By: /s/Robert  B.  Holland,  III.
                                           -----------------------------
                                           Robert B. Holland, III, Senior Vice
                                              President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 26 day of June, 1998.



   Signatures                                    Title
   ----------                                    -----



        *                                    Chairman of the Board and
-----------------                             Chief Executive Officer
(Thomas G. Finck)

        *                                    Senior Vice President and
-----------------                             Chief Financial Officer
 (Peter Rugg)                                (Principal Accounting and
                                               Financial Officer)





      *                      Director                 June 26, 1998
--------------------
(John P. Lewis)


      *                      Director                 June 26, 1998
--------------------
(Michael E. McMahon)


      *                      Director                 June 26, 1998
--------------------
(Ernest E. Cook)


      *                      Director                 June 26, 1998
--------------------
(Sheldon R. Erikson)


      *                      Director                 June 26, 1998
--------------------
(Jesse E. Hendricks)


      *                      Director                 June 26, 1998
--------------------
(Fitzgerald S. Hudson)


      *                      Director                 June 26, 1998
--------------------
(John R. Huff)


      *                      Director                 June 26, 1998
--------------------
(Thomas P. Kellogg, Jr.)


      *                      Director                 June 26, 1998
--------------------
(Edwin D. Williamson)



*By:  /s/  ROBERT  B.  HOLLAND,  III.
      -------------------------------
         (Robert B. Holland, III)
           Attorney-in-fact