Form 10-Q
period 1998-06-30
TRITON ENERGY LTD
filed 1998-08-14
CIK 1009404

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                            -----------------------

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                      OR



(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from ____________  to  ____________

                       COMMISSION FILE NUMBER:  1-11675

                            TRITON ENERGY LIMITED
            (Exact name of registrant as specified in its charter)


CAYMAN ISLANDS                                NONE
----------------                       -------------------
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

                                   YES    X                              NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                  Number of Shares
 Title of Each Class                        Outstanding at July 31, 1998
Ordinary Shares, par value $0.01 per share           36,628,674
                                            ----------------------------

                    TRITON ENERGY LIMITED AND SUBSIDIARIES
                                     INDEX






PART I.                        FINANCIAL INFORMATION                       PAGE NO.
                                                                           --------

Item 1.   Financial Statements
          Condensed Consolidated Statements of Operations -
          Three and six months ended June 30, 1998 and 1997                       2
          Condensed Consolidated Balance Sheets -
          June 30, 1998 and December 31, 1997                                     3
          Condensed Consolidated Statements of Cash Flows -
          Six months ended June 30, 1998 and 1997                                 4
          Condensed Consolidated Statement of Shareholders' Equity -
          Six months ended June 30, 1998                                          5
          Notes to Condensed Consolidated Financial Statements                    6
Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                  16

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                      23
Item 4.   Submission of Matters to a Vote of Security Holders                    23
Item 6.   Exhibits and Reports on Form 8-K                                       24



                           PART I. FINANCIAL INFORMATION
                            ITEM 1. FINANCIAL STATEMENTS
                       TRITON ENERGY LIMITED AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)







                                                              THREE MONTHS ENDED      SIX MONTHS ENDED

                                                                   JUNE 30,                 JUNE 30,
                                                      ---------------------------- ---------------------
                                                              1998         1997       1998       1997
                                                      --------------  ------------ ----------  ---------

Sales and other operating revenues:
  Oil and gas sales                                   $      36,378   $   28,492   $  72,553   $ 62,251
  Other operating revenues                                      ---        4,077         ---      4,077
                                                      --------------  -----------  ----------  ---------

                                                             36,378       32,569      72,553     66,328
                                                      --------------  -----------  ----------  ---------
Costs and expenses:
  Operating                                                  21,081       10,912      36,768     22,133
  General and administrative                                  6,495        7,788      14,184     13,492
  Depreciation, depletion and amortization                   12,804        8,012      24,883     15,455
  Writedown of assets                                       182,672          ---     182,672        ---
                                                      --------------  -----------  ----------  ---------

                                                            223,052       26,712     258,507     51,080
                                                      --------------  -----------  ----------  ---------

          Operating income (loss)                          (186,674)       5,857    (185,954)    15,248

Gain on sale of Triton Pipeline Colombia                        ---          ---      50,227        ---
Interest income                                                 757        2,411       1,492      3,316
Interest expense, net                                        (5,154)      (7,223)    (10,320)   (12,249)
Other income, net                                             1,536        1,163       3,028        306
                                                      --------------  -----------  ----------  ---------

                                                             (2,861)      (3,649)     44,427     (8,627)
                                                      --------------  -----------  ----------  ---------

          Earnings (loss) before income taxes
               and extraordinary item                      (189,535)       2,208    (141,527)     6,621
Income tax expense (benefit)                                (39,473)       2,516     (34,377)     3,443
                                                      --------------  -----------  ----------  ---------

          Earnings (loss) before extraordinary item        (150,062)        (308)   (107,150)     3,178
Extraordinary item - extinguishment of debt                     ---      (14,491)        ---    (14,491)
                                                      --------------  -----------  ----------  ---------
          Net loss                                         (150,062)     (14,799)   (107,150)   (11,313)
Dividends on preference shares                                  ---          ---         187        213
                                                      --------------  -----------  ----------  ---------

          Loss applicable to ordinary shares          $    (150,062)  $  (14,799)  $(107,337)  $(11,526)
                                                      ==============  ===========  ==========  =========

Average ordinary shares outstanding                          36,595       36,432      36,581     36,404
                                                      ==============  ===========  ==========  =========

Basic earnings (loss) per ordinary share:

  Earnings (loss) before extraordinary item           $       (4.10)  $    (0.01)  $   (2.93)  $   0.08
  Extraordinary item - extinguishment of debt                   ---        (0.40)        ---      (0.40)
                                                      --------------  -----------  ----------  ---------

          Net loss                                    $       (4.10)  $    (0.41)  $   (2.93)  $  (0.32)
                                                      ==============  ===========  ==========  =========

Diluted earnings (loss) per ordinary share:

  Earnings (loss) before extraordinary item           $       (4.10)  $    (0.01)  $   (2.93)  $   0.08
  Extraordinary item - extinguishment of debt                   ---        (0.40)        ---      (0.39)
                                                      --------------  -----------  ----------  ---------
          Net loss                                    $       (4.10)  $    (0.41)  $   (2.93)  $  (0.31)
                                                      ==============  ===========  ==========  =========




    See accompanying Notes to Condensed Consolidated Financial Statements.

                    TRITON ENERGY LIMITED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)







ASSETS                                                             JUNE 30,          DECEMBER 31,
                                                                     1998               1997
                                                                 ------------        -----------
                                                                  (UNAUDITED)
Current assets:
Cash and equivalents                                             $    20,524         $   13,451
Trade receivables, net                                                 8,415             12,963
Other receivables                                                     41,649             52,162
Inventories, prepaid expenses and other                                2,954              5,219
Assets held for sale                                                   2,005             58,178
                                                                 ------------        -----------

Total current assets                                                  75,547            141,973
Property and equipment, at cost, less accumulated depreciation
    and depletion of $284,143 for 1998 and $89,014 for 1997          723,369            835,506
Deferred taxes and other assets                                      120,140            120,560
                                                                 ------------        -----------

                                                                 $   919,056         $1,098,039
                                                                 ============        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term borrowings and current maturities of long-term debt   $   199,977         $  184,975
Accounts payable and accrued liabilities                              29,500             36,964
Deferred income                                                       35,254             35,254
                                                                 ------------        -----------

Total current liabilities                                            264,731            257,193

Long-term debt, excluding current maturities                         418,276            443,312
Deferred income taxes                                                 12,100             50,968
Deferred income and other                                             32,727             49,946
Convertible debentures due to employees                                  ---                ---

Shareholders' equity:
Preference shares                                                      7,473              7,511
Ordinary shares, par value $0.01                                         366                365
Additional paid-in capital                                           590,244            588,454
Accumulated deficit                                                 (404,731)          (297,581)
Accumulated other non-owner changes in shareholders' equity           (2,126)            (2,126)
                                                                 ------------        -----------

                                                                     191,226            296,623
Less cost of ordinary shares in treasury                                   4                  3
                                                                 ------------        -----------

Total shareholders' equity                                           191,222            296,620
Commitments and contingencies (note 8)                                   ---                ---
                                                                 ------------        -----------

                                                                 $   919,056         $1,098,039
                                                                 ============        ===========








The Company uses the full cost method to account for its oil and gas producing activities.
    See accompanying Notes to Condensed Consolidated Financial Statements.

                   TRITON ENERGY LIMITED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (IN THOUSANDS)
                                  (UNAUDITED)







                                                                   1998        1997
                                                                ----------  ----------
Cash flows from operating activities:
Net loss                                                        $(107,150)  $ (11,313)
Adjustments to reconcile net loss to net cash provided (used)
   by operating activities:
Depreciation, depletion and amortization                           24,883      15,455
Amortization of deferred income                                   (17,627)    (10,839)
Gain on sale of Triton Pipeline Colombia                          (50,227)        ---
Writedown of assets                                               182,672         ---
Payment of accreted interest on extinguishment of debt                ---    (124,794)
Extraordinary loss on extinguishment of debt, net of tax              ---      14,491
Amortization of debt discount                                         ---       7,937
Deferred income taxes                                             (35,727)      1,699
Other                                                              (1,585)        (79)
Changes in working capital pertaining to operating activities      10,069      17,627
                                                                ----------  ----------

Net cash provided (used) by operating activities                    5,308     (89,816)
                                                                ----------  ----------

Cash flows from investing activities:
Capital expenditures and investments                              (97,849)   (107,526)
Proceeds from sale of Triton Pipeline Colombia                     97,656         ---
Proceeds from sales of assets                                      12,953       4,077
Other                                                                (899)        (27)
                                                                ----------  ----------

Net cash provided (used) by investing activities                   11,861    (103,476)
                                                                ----------  ----------

Cash flows from financing activities:
Proceeds from revolving lines of credit and long-term debt        114,005     508,880
Payments on revolving lines of credit and long-term debt         (135,588)   (316,140)
Short-term notes payable, net                                      10,000      10,000
Issuances of ordinary shares                                        1,940       4,336
Other                                                                (188)       (201)
                                                                ----------  ----------

Net cash provided (used) by financing activities                   (9,831)    206,875
                                                                ----------  ----------

Effect of exchange rate changes on cash and equivalents              (265)       (552)
                                                                ----------  ----------
Net increase in cash and equivalents                                7,073      13,031
Cash and equivalents at beginning of period                        13,451      11,048
                                                                ----------  ----------

Cash and equivalents at end of period                           $  20,524   $  24,079
                                                                ==========  ==========










    See accompanying Notes to Condensed Consolidated Financial Statements.

                    TRITON ENERGY LIMITED AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        SIX MONTHS ENDED JUNE 30, 1998
                                 (IN THOUSANDS)
                                  (UNAUDITED)







Preference  shares:
Balance at December 31, 1997                     $       7,511
Conversion of 5% preference shares                         (38)
                                                 --------------

Balance at June 30, 1998                                 7,473
                                                 --------------

Ordinary shares:
Balance at December 31, 1997                               365
Issuances under stock plans                                  1
                                                 --------------

Balance at June 30, 1998                                   366
                                                 --------------

Additional paid-in capital:
Balance at December 31, 1997                           588,454
Cash dividends, 5% preference shares                      (187)
Conversion of 5% preference shares                          38
Issuances under stock plans                              1,939
                                                 --------------

Balance at June 30, 1998                               590,244
                                                 --------------

Treasury shares:
Balance at December 31, 1997                                (3)
Purchase of treasury shares                                 (1)
                                                 --------------

Balance at June 30, 1998                                    (4)
                                                 --------------

Accumulated deficit:
Balance at December 31, 1997                          (297,581)
Net loss                                              (107,150)
                                                 --------------

Balance at June 30, 1998                              (404,731)
                                                 --------------

Accumulated other non-owner changes in
    shareholders' equity:
Balance at December 31, 1997                            (2,126)
Other non-owner changes in shareholders' equity            ---
                                                 --------------

Balance at June 30, 1998                                (2,126)
                                                 --------------

Total shareholders' equity at June 30, 1998      $     191,222
                                                 ==============














    See accompanying Notes to Condensed Consolidated Financial Statements.

                             TRITON ENERGY LIMITED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (AMOUNTS IN TABLES IN THOUSANDS)
                                  (UNAUDITED)

1.  GENERAL

Triton Energy Limited ("Triton") is an international oil and gas exploration and production company. The term "Company" when used herein means Triton and its subsidiaries and other affiliates through which the Company conducts its business. The Company's principal properties, operations, and oil and gas reserves are located in Colombia and Malaysia-Thailand. The Company is actively exploring for oil and gas in these areas, as well as in Southern Europe, Africa, and the Middle East. All sales currently are derived from oil and gas production in Colombia.

On March 30, 1998, the Company announced that its Board of Directors approved the retention of CIBC World Markets Lovegrove & Associates and Lehman Brothers, Inc. as independent advisers to assist in studying strategic alternatives for the Company. The strategic alternatives under consideration included the sale or farmout of a portion or all of the Company's interest in Block A-18 of the Malaysia-Thailand Joint Development Area in the Gulf of Thailand, the sale of a portion or all of the Company's interest in the Cusiana and Cupiagua oil fields in Colombia, or both. The Company received proposals regarding strategic alternatives during the second quarter. See note  10  -  Subsequent  Events.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments of a normal recurring nature necessary to present fairly the Company's financial position as of June 30, 1998, and the results of its operations for the three and six months ended June 30, 1998 and 1997, its cash flows for the six months ended June 30, 1998 and 1997, and shareholders' equity for the six months ended June 30, 1998. The results for the three and six months ended June 30, 1998, are not necessarily indicative of the final results to be expected for the full year.

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

3. WRITEDOWN  OF  ASSETS

Writedown  of  assets  is  summarized  as  follows:



                                    THREE AND SIX
                                     MONTHS ENDED
                                    JUNE 30, 1998
                                    --------------

Evaluated oil and gas properties    $      105,354
Unevaluated oil and gas properties          73,890
Other assets                                 3,428
                                    --------------

                                    $      182,672
                                    ==============



In June 1998, the carrying amount of the Company's evaluated oil and gas properties in Colombia were written down by $105.4 million ($68.5 million, net of tax) through application of the full cost ceiling limitation as prescribed by the Securities and Exchange Commission ("SEC"), principally as a result of a decline in oil prices. The SEC ceiling test was calculated using the June 30, 1998, West Texas Intermediate ("WTI") oil price of $14.18 per barrel with a differential for Cusiana crude delivered at the port of Covenas in Colombia of $1.18 per barrel, for a net price of $13 per barrel.

In conjunction with the culmination of the "strategic alternatives" process, the Company assessed its investments in exploration licenses and determined that certain investments were impaired based on a plan to restructure the Company's operations and substantially scale back exploration related capital expenditures. As a result, unevaluated oil and gas properties and other assets totaling $77.3 million ($72.6 million, net of tax) were expensed. The writedown included $27.2 million and $22.5 million related to exploration activity in Guatemala and China, respectively. The remaining writedowns relate to the Company's exploration projects in certain other areas of the world.

4. ASSET  DISPOSITIONS

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

5. EXTRAORDINARY  ITEM

In May and June 1997, the Company completed a tender offer and consent solicitation with respect to its Senior Subordinated Discount Notes due November 1, 1997 ("1997 Notes") and 9 3/4% Senior Subordinated Discount Notes due December 15, 2000 ("9 3/4% Notes") that resulted in the retirement of the 1997 Notes and substantially all of the 9 3/4% Notes. The Company's results of operations for the six months ended June 30, 1997, included an extraordinary expense of $14.5 million, net of a $7.8 million tax benefit, associated with the extinguishment of the 1997 Notes and 9 3/4% Notes. The remainder of the 9 3/4% Notes were retired in 1998.

6. DEBT

During the six months ended June 30, 1998, the Company used proceeds from the sale of assets and net proceeds from borrowings under other unsecured credit facilities to repay and terminate its $125 million unsecured credit facility and fund other capital requirements.

7. EARNINGS  PER  ORDINARY  SHARE

For the three and six months ended June 30, 1998 and the three months ended June 30, 1997, the computation of diluted net loss per ordinary share was antidilutive, and therefore, the amounts reported for basic and diluted net loss per ordinary share were the same.


The following table reconciles the numerators and denominators of the basic and diluted earnings per ordinary share computation for earnings from continuing operations for the six months ended June 30, 1997.



                                            INCOME                       SHARE              PER-SHARE
                                          (NUMERATOR)                (DENOMINATOR)           AMOUNT
                                          -----------                -------------          ---------
SIX MONTHS ENDED JUNE 30, 1997:

Earnings before extraordinary item             $3,178
Less: Preference share dividends                 (213)
                                            ----------

Earnings before extraordinary item
available to ordinary shareholders              2,965
Basic earnings per ordinary share                                         36,404            $   0.08
                                                                                            ==========
Effect of dilutive securities:
Stock options                                     ---                        483
Convertible debentures                            ---                         94
                                            ----------               -------------
Earnings before extraordinary item
     available to ordinary shareholders
     and assumed conversions                $   2,965
                                            ==========
  Diluted earnings before extraordinary
    item per ordinary share                                               36,981             $  0.08
                                                                     =============           =========



At June 30, 1998, 217,169 shares of 5% preference shares were outstanding. Each preference share is convertible any time into one ordinary share, subject to adjustment in certain events. The preference shares were not included in the computation of diluted earnings per ordinary share because the effect of assuming conversion of preference shares was antidilutive.

8.  COMMITMENTS  AND  CONTINGENCIES

Development of the Cusiana and Cupiagua fields (the "Fields"), including drilling and construction of additional production facilities, will require further capital outlays. The Company's capital budget for the year ending December 31, 1998, was approximately $176 million, excluding capitalized interest, of which approximately $103 million related to the Fields, $23 million related to Block A-18, and $50 million related to the Company's activities in other parts of the world. See note 10 - Subsequent Events.

The Company expects to fund capital expenditures and repay debt in the future with a combination of some or all of the following: cash flow from operations, cash, credit facilities, asset sales and the issuance of debt and equity securities. (See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Requirements.)

GUARANTEES

At June 30, 1998, the Company had guaranteed loans of approximately $2.1 million for a Colombian pipeline company in which the Company has an ownership interest. The Company also guaranteed performance of $27.9 million in future exploration expenditures in various countries. These commitments are backed primarily by unsecured letters of credit.

LITIGATION

In July and August 1998, five lawsuits were filed against the Company and Thomas G. Finck, the former Chairman and Chief Executive Officer of the Company, and three of which also are brought against Peter Rugg, the Chief Financial Officer of the Company. Each case is filed on behalf of a putative class of persons and/or entities who purchased the Company's securities between March 30, 1998 and July 17, 1998, inclusive. The cases allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder in connection with disclosures concerning the Company's properties, operations, and value relating to a prospective sale of the Company or of all or a part of its assets. Each lawsuit was filed in the United States District Court for the Eastern District of Texas, Texarkana Division, as follows: D.H. Lee, Jr., et al. v. Triton Energy Limited, et al.; Richard Strauss, et al. v. Triton Energy Limited, et al.; Birdie Capital Corp., et al. v. Triton Energy Limited, et al.; North River Trading Co., LLC, et al. v. Triton Energy, Ltd., et al.; and Ken Bortner, et.al. v. Triton Energy Limited, et. al.

The Company believes it has meritorious defenses to these claims and intends to vigorously defend these actions. The date for answer or response is not yet due, no discovery has been taken at this time, and the ultimate outcome is not currently predictable.

The Company is subject to certain other litigation matters, none of which is expected to have a material, adverse effect on the Company's operations or consolidated financial condition.




9. CERTAIN  FACTORS  THAT  COULD  AFFECT  FUTURE  OPERATIONS

Certain statements in this report, including expectations, intentions, plans and beliefs of the Company and management, including those contained in or implied by "Management's Discussion and Analysis of Financial Condition and
Results of Operations" and these Notes to Condensed Consolidated Financial Statements, are forward-looking statements, as defined in Section 21D of the Securities Exchange Act of 1934, that are dependent on certain events, risks
and  uncertainties  that  may  be  outside  the  Company's  control.    These
forward-looking statements include statements of management's plans and objectives for the Company's future operations and statements of future economic performance; information regarding schedules for the start-up of production facilities; expected or planned production or transportation capacity; when the Fields might become self-financing; future production of the Fields; the negotiation of a gas-sales contract in Malaysia-Thailand; the Company's capital budget and future capital requirements; the Company's meeting its future capital needs; the amount by which production from the Fields may increase or when such increased production may commence; the Company's realization of its deferred tax asset; the level of future expenditures for environmental costs; the outcome of regulatory and litigation matters; the impact of Year 2000 issues; and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including those described in the context of such forward-looking statements, as well as those presented below.

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

CERTAIN  FACTORS  RELATING  TO  COLOMBIA

The Company is a participant in significant oil and gas discoveries in the Fields, located approximately 160 kilometers (100 miles) northeast of Bogota, Colombia. Development of reserves in the Fields is ongoing and will require additional drilling and completion of the production facilities currently under construction. The Company expects that the production facilities will be completed during 1998 and that drilling will continue at least into 1999. Pipelines connect the major producing fields in Colombia to export facilities and to refineries.

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

CERTAIN  FACTORS  RELATING  TO  MALAYSIA-THAILAND

The Company is a partner in a significant gas exploration project located in the upper Malay Basin in the Gulf of Thailand approximately 450 kilometers northeast of Kuala Lumpur and 750 kilometers south of Bangkok as a contractor under a production-sharing contract covering Block A-18 of the Malaysia-Thailand Joint Development Area. Test results to date indicate that significant gas and oil deposits lie within the block. Development of gas production is in the early planning stages but is expected to take several years and require the drilling of additional wells and the installation of production facilities, which will require significant additional capital expenditures, the ultimate amount of which cannot be predicted. Pipelines also will be required to be connected between Block A-18 and ultimate markets. The terms under which any gas produced from the Company's contract area in Malaysia-Thailand is sold may be affected adversely by the present monopoly, gas-purchase and transportation conditions in both Malaysia and Thailand. In connection with the sale to a subsidiary of Atlantic Richfield Company ("ARCO") of one-half of the shares of the Company's subsidiary that held its interest in Block A-18, ARCO agreed to pay all future exploration and development costs attributable to the Company's and ARCO's collective interest in Block A-18, up to $377 million or until first production from a gas field, at which time the Company and ARCO would each pay 50% of such costs. See note 10 - Subsequent Events.

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

10.  SUBSEQUENT  EVENTS

In July 1998, the Company and ARCO signed an agreement providing financing for the development of the Company's gas reserves on Block A-18 of the Malaysia-Thailand Joint Development Area. Under terms of the agreement, consumated in August 1998, the Company sold to a subsidiary of ARCO for $150 million one-half of the shares of the subsidiary through which the Company owned its 50% share of Block A-18. The agreements also require ARCO to pay all future exploration and development costs attributable to the Company's and ARCO's collective interest in Block A-18, up to $377 million or until first production from a gas field, at which time the Company and ARCO would each pay 50% of such costs. Additionally, the agreements require ARCO to pay the
Company an additional $65 million each at July 1, 2002 and July 1, 2005, if certain specific development objectives are met by such dates, or $40 million each if the objectives are met within one year thereafter.

The agreements provide that the Company will recover its investment in recoverable costs in the project, approximately $105 million, and that ARCO will recover its investment in recoverable costs, on a first-in, first-out basis from the cost recovery portion of future production. The sale resulted in an aftertax gain of approximately $63 million, which will be recorded in the third quarter of 1998.

In July 1998, the Company announced a plan to restructure the Company's operations, reduce overhead costs and substantially scale back exploration related capital expenditures. The plan includes staff reductions, branch office closings and the sale of the Company's remaining corporate aircraft. The Company expects to record a restructuring charge of approximately $20 million in the third quarter.

         ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                              CONDITION  AND  RESULTS  OF  OPERATIONS
                      LIQUIDITY AND CAPITAL REQUIREMENTS
                      -------------------------------------------------

     Cash and cash equivalents totaled $20.5 million and $13.5 million at June 30, 1998, and December 31, 1997, respectively. Working capital deficit was $189.2 million at June 30, 1998, compared with $115.2 million at December 31, 1997. At June 30, 1998, borrowings of $168 million under the Company's bank credit facilities, which mature during the period November 1998 through March 1999, were classified as a current liability. Current liabilities also included deferred income totaling $35.3 million at June 30, 1998 and at December 31, 1997 related to a forward oil sale consummated in 1995.

     The Company's capital expenditures and other capital investments were $97.8 million ($83.2 million excluding capitalized interest) for the six months ended June 30, 1998, primarily for development of the Cusiana and Cupiagua fields (the "Fields") in Colombia and exploration in Block A-18 in the Malaysia-Thailand Joint Development Area in the Gulf of Thailand. The capital spending program for the six months ended June 30, 1998, was funded primarily with cash flow from operations, asset sales and borrowings under the Company's credit facilities.

     Development of the Fields, including drilling and construction of additional production facilities, will require further capital outlays. The Company's capital budget for the year ending December 31, 1998, was approximately $176 million, excluding capitalized interest, of which approximately $103 million related to the Fields ($50.2 million incurred through June 30), $23 million related to Block A-18 ($10.8 million incurred through June 30), and $50 million related to the Company's activities in other parts of the world ($22.2 million incurred through June 30).

     In July 1998, the Company and a subsidiary of the Atlantic Richfield Company ("ARCO") signed an agreement providing financing for the development of the Company's gas reserves on Block A-18 of the Malaysia-Thailand Joint Development Area. Under terms of the agreement, consumated in August 1998, the Company sold to a subsidiary of ARCO for $150 million one-half of the shares of the subsidiary through which the Company owned its 50% share of Block A-18. The agreements also require ARCO to pay all future exploration and development costs attributable to the Company's and ARCO's collective interest in Block A-18, up to $377 million or until first production from a gas field, at which time the Company and ARCO would each pay 50% of such costs. Additionally, the agreements require ARCO to pay the
Company an additional $65 million each at July 1, 2002 and July 1, 2005, if certain specific development objectives are met by such dates, or $40 million each if the objectives are met within one year thereafter.

     The Company expects to fund capital expenditures and repay debt in the future with a combination of some or all of the following: cash flow from operations, cash, credit facilities, asset sales and the issuance of debt and equity securities. The Company is currently pursuing a new long-term revolving credit facility that combined with the proceeds from the sale to ARCO would replace the Company's existing credit facilities and provide additional working capital. Under the most restrictive covenant in the Company's existing credit facilities, the Company generally could not permit total indebtedness (as defined in the various agreements) to exceed $650 million. Due to certain covenants contained in the existing revolving credit facilities specifying minimum levels of production, the Company will be required, if such levels of production are not met, to obtain waivers from the banks or refinance the facilities prior to the end of the third quarter. The Company expects that it will be able to either refinance the facilities or obtain such waivers, but no assurance can be given. To facilitate a possible future securities issuance or issuances, the Company has on file with the Securities and Exchange Commission ("SEC") a shelf registration statement under which the Company could issue up to an aggregate of $200 million debt or equity securities.


                             RESULTS OF OPERATIONS
                             ---------------------

     Sales  volumes  and  average  prices  realized  were  as  follows:




                                          THREE MONTHS ENDED   SIX MONTHS ENDED
                                               JUNE 30,            JUNE 30,
                                          ------------------  -----------------
                                             1998      1997     1998   1997
                                          ---------  -------  -------  -------
Sales volumes
Oil (MBbls), excluding forward oil sale       2,069    1,018     3,965    2,431
Forward oil sale (1)  (MBbls delivered)         763      763     1,525      938
                                          ---------  -------   -------  -------
Total                                         2,832    1,781     5,490    3,369
                                          =========  =======   =======  =======

Gas (MMcf)                                      102      127       267      204

Weighted average price realized:
Oil (per Bbl)                             $   12.80  $ 15.91   $ 13.16  $ 18.40
Gas (per Mcf)                             $    1.15  $  1.17   $  1.05  $  1.24


(1)     Commencing April 1, 1997, the delivery requirements under the forward oil sale increased by  195,711  barrels  of  oil  per  month.



                       THREE MONTHS ENDED JUNE 30, 1998,
                COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997

Sales  and  Other  Operating  Revenues
--------------------------------------

     Revenue increased $7.9 million in 1998, due to higher production ($16.8 million), which was offset by lower average realized oil prices ($8.9 million). Higher production was due to the start-up in late 1997 of two new 80,000 barrels per day ("BPD") oil-production units at the Cusiana central processing facility. The lower average realized oil price resulted from a significant decrease in the 1998 average West Texas Intermediate ("WTI") oil price, compared with the prior-year quarter.

     Other operating revenues in 1997 included a gain of $4.1 million resulting from the sale of the Company's Argentine subsidiary.

Costs  and  Expenses
--------------------

     Operating expenses increased $10.2 million in 1998, and depreciation, depletion and amortization increased $4.8 million, primarily due to higher production volumes, including barrels delivered under the forward oil sale. The Company pays lifting costs, production taxes and transportation costs to the Colombian port of Covenas for barrels to be delivered under the forward oil sale.

     The Company's operating costs per equivalent-barrel were $7.67 and $6.57 in 1998 and 1997, respectively. Operating expenses on a per equivalent-barrel basis were higher primarily due to Oleoducto Central S.A. ("OCENSA") pipeline tariffs which totaled $15.5 million or $5.69 per barrel, and $6.3 million or $3.84 per barrel in 1998 and 1997, respectively. OCENSA imposes a tariff on shippers from the Fields (the "Initial Shippers"), which is estimated to recoup: the total capital cost of the project over a 15-year period; its operating expenses, which include all Colombian taxes; interest expense; and the dividend to be paid by OCENSA to its shareholders. Any shippers of crude oil who are not Initial Shippers are assessed a premium tariff on a per-barrel basis, and OCENSA will use revenues from such tariffs to reduce the Initial Shippers' tariff. The increase in OCENSA pipeline tariffs was partially offset by a decrease in production taxes of $1.8 million. Beginning in 1998, no production taxes are assessed on production from the Cusiana Field. The Company will be required to pay production taxes on production from the Cupiagua Field equating to approximately 5.5%, 4% and 2.5% of gross realized oil prices during 1998, 1999 and 2000, respectively.

     General and administrative expense before capitalization decreased $2.2 million to $13.2 million in 1998. Capitalized general and administrative costs were $6.7 million and $7.6 million in 1998 and 1997, respectively.

     In June 1998, the carrying amount of the Company's evaluated oil and gas properties in Colombia were written down by $105.4 million ($68.5 million, net of tax) through application of the full cost ceiling limitation as prescribed by the SEC, principally as a result of a decline in oil prices. The SEC ceiling test was calculated using the June 30, 1998 WTI oil price of $14.18 per barrel with a differential for Cusiana crude delivered at the port of Covenas in Colombia of $1.18 per barrel, for a net price of $13 per barrel. An additional writedown may be required if oil prices fall below this level at later quarter end dates.

     In conjunction with the culmination of the "strategic alternatives" process, the Company assessed its investments in exploration licenses and determined that certain investments were impaired based on a plan to restructure the Company's operations and substantially scale back exploration related capital expenditures. As a result, unevaluated oil and gas properties and other assets totaling $77.3 million ($72.6 million, net of tax) were expensed. The writedown included $27.2 million and $22.5 million related to exploration activity in Guatemala and China, respectively. The remaining writedowns relate to the Company's exploration projects in certain other areas of the world.

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

     The income tax provisions for 1998 and 1997 included deferred tax expense (benefit) of ($39.8 million) and $2.1 million, respectively. The benefit recognized in 1998 related to the writedown of oil and gas properties. Current taxes related to the Company's Colombian operations totaled $.3 million and $.4 million in 1998 and 1997, respectively.

 Extraordinary  Item
 -------------------

     In May and June 1997, the Company completed a tender offer and consent solicitation with respect to its Senior Subordinated Discount Notes due November 1, 1997 ("1997 Notes") and 9 3/4% Senior Subordinated Discount Notes due December 15, 2000 ("9 3/4% Notes") that resulted in the retirement of the 1997 Notes and substantially all of the 9 3/4% Notes. The Company's results of operations for the three months ended June 30, 1997, included an extraordinary expense of $14.5 million, net of a $7.8 million tax benefit, associated with the extinguishment of the 1997 Notes and 9 3/4% Notes. The remainder of the 9 3/4% Notes were retired in 1998.


                        SIX MONTHS ENDED JUNE 30, 1998
                 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997


Sales  and  Other  Operating  Revenues
--------------------------------------

     Revenue increased $10.3 million in 1998, due to higher production ($39.2 million), which was offset by lower average realized oil prices ($28.9 million). Higher production was due to the start-up in late 1997 of two new 80,000 BPD oil-production units at the Cusiana central processing facility. The lower average realized oil price primarily resulted from a significant decrease in the 1998 average WTI oil price, compared with the prior-year period and increased deliveries under the forward oil sale. In April 1997, the Company's delivery requirements under the forward oil sale increased from 58,425 barrels per month to 254,136 barrels per month, which had an adverse effect on the Company's earnings and cash flows on a per-barrel basis during 1998.

     Based on the operator's current projections, the Company expects capacity of the Fields' production facilities to reach 500,000 barrels per day during 1998. The Company expects that the adverse effect on the Company's results of operations and cash flows from the forward oil sale deliveries of 254,136 barrels per month will be mitigated by increased production from the Fields. There can be no assurance, however, regarding the timing of any increase in production or as to future prices. Additional wells will be required to be drilled into 1999. There can be no assurance that the productivity of these additional wells, when combined with the productivity of existing wells, will, over time, match the design capacity of the production facilities.

Costs  and  Expenses
--------------------

     Operating expenses increased $14.6 million in 1998, and depreciation, depletion and amortization increased $9.4 million, primarily due to higher production volumes, including barrels delivered under the forward oil sale. The Company's operating costs per equivalent-barrel were $6.85 in 1998 and 1997. OCENSA pipeline tariffs totaled $25.6 million or $4.82 per barrel, and $12.4 million or $3.90 per barrel in 1998 and 1997, respectively. The increase in OCENSA pipeline tariffs was partially offset by a decrease in production taxes of $3.9 million.

     General and administrative expense before capitalization decreased $1 million in 1998 to $27.2 million. Capitalized general and administrative costs were $13 million and $14.7 million in 1998 and 1997, respectively. Due to the Company's announced plan to reduce overhead costs through staff reductions and branch office closings, the Company expects that gross general and administrative expense and the portion of general and administrative expense that will be capitalized will decrease in future periods.

Other  Income  and  Expense
---------------------------

     In 1998, the Company sold Triton Pipeline Colombia, Inc., a wholly owned subsidiary that held the Company's 9.6% equity interest in the Colombian pipeline company, OCENSA, for $100 million. Net proceeds were approximately $97.7 million after $2.3 million of expenses. The sale resulted in an aftertax gain of $50.2 million.

     Gross interest expense for 1998 and 1997 totaled $25 million and $24.8 million, respectively, while capitalized interest for 1998 increased $2.1 million to $14.6 million. Due to the writedown of unevaluated property totaling $73.9 million in June 1998 and a sale of 50% of the Company's Block A-18 project in August 1998, the portion of interest expense that will be capitalized will decrease in future periods.

     Other income (expense), net included foreign exchange gains of $1.7 million and $3 million in 1998 and 1997, respectively, primarily related to noncash adjustments to deferred tax liabilities in Colombia associated with devaluation of the Colombian peso versus the U.S. dollar. In 1998, the Company recognized a gain of $1.9 million on the sale of non-operating assets. These gains were offset by an unrealized loss of $.1 million and $4 million in 1998 and 1997, respectively, representing the change in the fair market value of call options purchased in anticipation of a forward oil sale in 1995.

Income  Taxes
-------------

     The income tax provisions for 1998 and 1997 included deferred tax expense (benefit) of ($35.7 million) and $1.7 million, respectively. The benefit recognized in 1998 related to the writedown of oil and gas properties. Current taxes related to the Company's Colombian operations totaled $1.4 million and $1.7 million in 1998 and 1997, respectively.

Subsequent  Events
------------------

     In July 1998, the Company and ARCO signed an agreement providing financing for the development of the Company's gas reserves on Block A-18 of the Malaysia-Thailand Joint Development Area. Under terms of the agreement, consumated in August 1998, the Company sold to a subsidiary of ARCO for $150 million one-half of the shares of the subsidiary through which the Company owned its 50% share of Block A-18. The agreements also require ARCO to pay all future exploration and development costs attributable to the Company's and ARCO's collective interest in Block A-18, up to $377 million or until first production from a gas field, at which time the Company and ARCO would each pay 50% of such costs. Additionally, the agreements require ARCO to pay the
Company an additional $65 million each at July 1, 2002 and July 1, 2005, if certain specific development objectives are met by such dates, or $40 million each if the objectives are met within one year thereafter.

     The agreements provide that the Company will recover its investment in recoverable costs in the project, approximately $105 million, and that ARCO will recover its investment in recoverable costs, on a first-in, first-out basis from the cost recovery portion of future production. The sale resulted in an aftertax gain of approximately $63 million, which will be recorded in the third quarter of 1998.

     In July 1998, the Company announced a plan to restructure the Company's operations, reduce overhead costs and substantially scale back exploration related capital expenditures. The plan includes staff reductions, branch office closings and the sale of the Company's remaining corporate aircraft. The Company expects to record a restructuring charge of approximately $20 million in the third quarter.


                       Recent Accounting Pronouncements
                       --------------------------------

          In June 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards
for  derivative  instruments  and  for  hedging  activities.    It  requires
enterprises to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The requisite accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation. The Company must adopt SFAS 133 effective January 1, 2000. Based on the Company's outstanding derivatives contracts, the impact of adopting this standard would not have a material adverse effect on the Company's operations or consolidated financial condition. However, no assurances can be given with regards to the level of the Company's derivatives activities at the time SFAS 133 is adopted or the resulting effect on the Company's operations or consolidated financial condition.

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

     The Company has begun an investigation into the potential impact to its operations caused by Year 2000 problems that may occur at third parties, including its oil and gas partners, financial institutions, and vendors. The Company has identified certain third parties that may encounter Year 2000 problems, but has not yet determined the potential impact to the Company's operations or the costs to the Company, if any, associated with these issues. The Company has engaged a third-party Year 2000 consultant to assist the Company in validating its assumptions and identify nonconformance.

              Certain Factors That Could Affect Future Operations
              ---------------------------------------------------

     Certain statements in this report, including expectations, intentions, plans and beliefs of the Company and management, are forward-looking statements, as defined in Section 21D of the Securities Exchange Act of 1934, that are dependent on certain events, risks and uncertainties that may be outside the Company's control. These forward-looking statements include statements of management's plans and objectives for the Company's future operations and statements of future economic performance; information regarding schedules for the start-up of production facilities; expected or planned production or transportation capacity; when the Fields might become self-financing; future production of the Fields; the negotiation of a gas-sales contract in Malaysia-Thailand; the Company's capital budget and future capital requirements; the Company's meeting its future capital needs; the amount by which production from the Fields may increase or when such increased production may commence; the Company's realization of its deferred tax asset; the level of future expenditures for environmental costs; the outcome of regulatory and litigation matters; the impact of Year 2000 issues; and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including those described in the context of such forward-looking statements and in notes to Notes to Condensed Consolidated Financial Statements.

                          PART II. OTHER INFORMATION

ITEM  1.    LEGAL  PROCEEDINGS

LITIGATION

In July and August 1998, five lawsuits were filed against the Company and Thomas G. Finck, the former Chairman and Chief Executive Officer of the Company, and three of which also are brought against Peter Rugg, the Chief Financial Officer of the Company. Each case is filed on behalf of a putative class of persons and/or entities who purchased the Company's securities between March 30, 1998 and July 17, 1998, inclusive. The cases allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder in connection with disclosures concerning the Company's properties, operations, and value relating to a prospective sale of the Company or of all or a part of its assets. Each lawsuit was filed in the United States District Court for the Eastern District of Texas, Texarkana Division, as follows: D.H. Lee, Jr., et al. v. Triton Energy Limited, et al.; Richard Strauss, et al. v. Triton Energy Limited, et al.; Birdie Capital Corp., et al. v. Triton Energy Limited, et al.; North River Trading Co., LLC, et al. v. Triton Energy, Ltd., et al. and Ken Bortner, et. al. v. Triton Energy Limited, et. al.

The Company believes it has meritorious defenses to these claims and intends to vigorously defend these actions. The date for answer or response is not yet due; no discovery has been taken at this time, and the ultimate outcome is not currently predictable.


ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The Company held its Annual Meeting of Shareholders on May 12, 1998 at which the shareholders of the Company voted on the proposal for election of six directors. The directors elected and the votes cast for or withheld were as follows: Fitzgerald S. Hudson (29,667,263 votes for and 484,279 votes withheld), John R. Huff (29,674,185 votes for and 484,279 votes withheld), James C. Musselman (29,656,333 votes for and 484,279 votes withheld), Lamar Norsworthy (29,673,507 votes for and 484,279 votes withheld), John P. Lewis (29,628,146 votes for and 484,279 votes withheld) and Sheldon R. Erickson
(29,674,550 votes for and 484,279 votes withheld). The following directors continued in office: Ernest E. Cook, Thomas G. Finck, Jesse E. Hendricks, Thomas P. Kellogg, Jr., Michael E. McMahon and Edwin D. Williamson. In July 1998, the Company announced that Thomas G. Finck had resigned from his positions as the Company's Chairman, President and Chief Executive Officer.

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



   3.1   Memorandum of Association. (1)
   3.2   Articles of Association. (1)
   4.1   Specimen Share Certificate of Ordinary Shares, $.01 par value, of the Company. (2)
   4.2   Rights Agreement dated as of March 25, 1996, between Triton and Chemical Bank, as
         Rights Agent, including, as Exhibit A thereto, Resolutions establishing the Junior
         Preference Shares. (1)
   4.3   Resolutions Authorizing the Company's 5% Convertible Preference Shares. (3)
   4.4   Amendment No. 1 to Rights Agreement dated as of August 2, 1996, between Triton and
         Chemical Bank, as Rights Agent. (4)
  10.1   Amended and Restated  Retirement Income Plan. (5)
  10.2   Amended and Restated Supplemental Executive Retirement Income Plan. (6)
  10.3   1981 Employee Non-Qualified Stock Option Plan. (7)
  10.4   Amendment No. 1 to the 1981 Employee Non-Qualified Stock Option Plan. (8)
  10.5   Amendment No. 2 to the 1981 Employee Non-Qualified Stock Option Plan. (7)
  10.6   Amendment No. 3 to the 1981 Employee Non-Qualified Stock Option Plan. (5)
  10.7   1985 Stock Option Plan. (9)
  10.8   Amendment No. 1 to the 1985 Stock Option Plan. (7)
  10.9   Amendment No. 2 to the 1985 Stock Option Plan. (5)
 10.10   Amended and Restated 1986 Convertible Debenture Plan. (5)
 10.11   1988 Stock Appreciation Rights Plan. (10)
 10.12   1989 Stock Option Plan. (11)
 10.13   Amendment No. 1 to 1989 Stock Option Plan. (7)
 10.14   Amendment No. 2 to 1989 Stock Option Plan. (5)
 10.15   Second Amended and Restated 1992 Stock Option Plan. (13)
 10.16   Form of Amended and Restated Employment Agreement with Triton Energy Limited and its executive officers. (6)
 10.17   Form of Amended and Restated Employment Agreement with Triton Energy Limited and certain officers. (6)
 10.18   Amended and Restated 1985 Restricted Stock Plan. (5)
 10.19   First Amendment to Amended and Restated 1985 Restricted Stock Plan. (12)
 10.20   Second Amendment to Amended and Restated 1985 Restricted Stock Plan. (13)
 10.21   Executive Life Insurance Plan. (14)
 10.22   Long Term Disability Income Plan. (14)
 10.23   Amended and Restated Retirement Plan for Directors. (9)
 10.24   Amended and Restated Indenture dated as of March 25, 1996 between Triton and
         Chemical Bank, with respect to the issuance of Senior Subordinated Discount Notes due 1997. (13)
 10.25   Amended and Restated Senior Subordinated Indenture by and between the Company and
         United States Trust Company of New York, dated as of March 25, 1996. (13)
 10.26   Contract for Exploration and Exploitation for Santiago de Atalayas I with an effective date of July 1, 1982, between Triton Colombia, Inc., and Empresa Colombiana
         De Petroleos. (9)
 10.27   Contract for Exploration and Exploitation for Tauramena with an effective date of July
         4, 1988, between Triton Colombia, Inc., and Empresa Colombiana De Petroleos. (10)
 10.28   Summary of Assignment legalized by Public Instrument No. 1255 dated September 15,
         1987 (Assignment is in Spanish language). (10)
 10.29   Summary of Assignment legalized by Public Instrument No. 1602 dated June 11, 1990
         (Assignment is in Spanish language). (10)
 10.30   Summary of Assignment legalized by Public Instrument No. 2586 dated September 9,
         1992 (Assignment is in Spanish language). (10)
 10.31   401(K) Savings Plan. (5)
 10.32   Contract between Malaysia-Thailand and Joint Authority and Petronas Carigali
         SDN.BHD. and Triton Oil Company of Thailand relating to Exploration and Production of  Petroleum for Malaysia-Thailand Joint Development Area Block A-18.(15)
 10.33   Triton Crude Purchase Agreement between Triton Colombia, Inc. and Oil Co., LTD.
         dated May 25, 1995. (16)
 10.34   Credit Agreement among Triton Colombia, Inc., Triton Energy Corporation,
         NationsBank, N.A. (Carolinas) and Export-Import Bank of the United States. (12)
 10.35   Amendment No. 1 to Credit Agreement among Triton Colombia, Inc., Triton Energy
         Corporation, NationsBank, N.A. (Carolinas) and Export-Import Bank of the United
         States. (12)
 10.36   Amendment No. 2 to Credit Agreement among Triton Colombia, Inc., Triton Energy
         Corporation, NationsBank, N.A. (Carolinas) and Export-Import Bank of the United
         States. (13)
 10.37   Amendment No. 3 to Credit Agreement among Triton Colombia, Inc., Triton Energy
         Limited, NationsBank, N.A. (Carolinas) and Export-Import Bank of the United
         States. (24)
 10.38   Agreement and Plan of Merger among Triton Energy Corporation, Triton Energy
         Limited and TEL Merger Corp. (12)
 10.39   Credit Agreement among Triton Energy Limited and Triton Energy Corporation, as
         Borrowers, and NationsBank of Texas, N.A., Barclays Bank PLC, Meespierson N.V.,
         The Chase Manhattan Bank and Societe Generale, Southwest Agency dated
         August 30, 1996. (17)
 10.40   Form of Indemnity Agreement entered into with each director and officer of the
         Company. (17)
 10.41   Restated Employment Agreement between John Tatum and the Company. (20)
 10.42   Description of Performance Goals for Executive Bonus Compensation. (20)
 10.43   Stock Purchase Agreement dated September 2, 1997 between the Strategic
         Transaction Company and Triton International Petroleum, Inc. (6)
 10.44   Fourth Amendment to Stock Purchase Agreement dated February 2, 1998 between
         The Strategic Transaction Company and Triton International Petroleum, Inc. (6)
 10.45   Supplemental Indenture dated April 17, 1997 among Triton Energy Corporation, Triton
         Energy Limited and The Chase Manhattan Bank (formerly known as Chemical Bank)
         amending Amended and Restated Indenture dated as of March 25, 1996 relating to the Senior Subordinated Discount Notes due 1997. (21)
 10.46   Supplemental Indenture dated April 17, 1997 among Triton Energy Corporation, Triton
         Energy Limited and United States Trust Company of New York amending Amended and Restated Senior Subordinated Indenture dated as of March 25, 1996 relating to the
         9 3/4% Senior Subordinated Discount Notes due 2000. (21)
 10.47   Senior Indenture dated April 10, 1997 among Triton Energy Corporation, Triton
         Energy Limited and The Chase Manhattan Bank. (21)
 10.48   First Supplemental Indenture dated April 10, 1997 among Triton Energy Corporation,
         Triton Energy Limited and The Chase Manhattan Bank amending Senior Indenture dated as of April 10, 1997 relating to the 8 3/4% Senior Notes due 2002. (21)
 10.49   Second Supplemental Indenture dated April 10, 1997 among Triton Energy Corporation,
         Triton Energy Limited and The Chase Manhattan Bank amending Senior Indenture dated as of April 10, 1997 relating to the 9 1/4% Senior Notes due 2005. (21)
 10.50   First Amendment to Credit Agreement dated as of April 4, 1997 among Triton Energy
         Limited and Triton Energy Corporation, as Borrowers, and NationsBank of Texas, N.A.,
         Barclays Bank PLC, Meespierson N.V., The Chase Manhattan Bank and Societe
         Generale, Southwest Agency. (21)
 10.51   1997 Share Compensation Plan. (21)
 10.52   First Amendment to 1997 Share Compensation Plan. (6)
 10.53   First Amendment to Amended and Restated Retirement Plan for Directors. (6)
 10.54   First Amendment to Second Amended and Restated 1992 Stock Option Plan. (21)
 10.55   Second Amendment to Second Amended and Restated 1992 Stock Option Plan. (6)
 10.56   Agreement to Release Triton Energy Corporation and Second Amendment to Credit
         Agreement dated as of July 21, 1997 among Triton Energy Limited and Triton Energy
         Corporation, as Borrowers, and NationsBank of Texas, N.A., Barclays Bank PLC,
         MeesPierson N.V., The Chase Manhattan Bank and Societe Generale, Southwest
         Agency. (22)
 10.57   Amended and Restated Indenture dated July 25, 1997 between Triton Energy Limited and The Chase Manhattan Bank. (22)
 10.58   Amended and Restated First Supplemental Indenture dated July 25, 1997 between Triton
         Energy Limited and The Chase Manhattan Bank relating to the 8 3/4% Senior Notes due 2002. (22)
 10.59   Amended and Restated Second Supplemental Indenture dated July 25, 1997 between
         Triton Energy Limited and The Chase Manhattan Bank relating to the 9 1/4% Senior
         Notes due 2005. (22)
 10.60   Third Amendment to Credit Agreement dated as of September 30, 1997 among Triton
         Energy Limited, NationsBank of Texas, N.A., Barclays Bank PLC, MeesPierson N.V.,
         The Chase Manhattan Bank and Societe Generale, Southwest Agency. (23)
 10.61   Amendment to Amended and Restated Retirement Income Plan dated
         December 31, 1996. (24)
 10.62   Amendment to 401(K) Savings Plan dated December 31, 1996. (24)
 10.63   Share Purchase Agreement dated July 17, 1998 among Triton Energy Limited, Triton
         Asia Holdings, Inc., Atlantic Richfield Company and ARCO JDA Limited. (25)
 10.64   Shareholders Agreement dated August 3, 1998 among Triton Energy Limited, Triton
         Asia Holdings, Inc., Atlantic Richfield Company, and ARCO JDA Limited. (25)
 10.65   Amendment to the Triton Exploration Services, Inc. Retirement Income Plan dated
         August 1, 1998. (25)
 10.66   Amendment to the Triton Exploration Services, Inc. 401(k) Savings Plan dated
         August 1, 1998. (25)
  12.1   Computation of Ratio of Earnings to Fixed Charges. (25)
  12.2   Computation of Ratio of Earnings to Combined Fixed Charges and Preference
         Dividends. (25)
  27.1   Financial Data Schedule.(25)
  99.1   Heads of Agreement for the Supply of Gas from the Block A-18 of the Malaysia-
         Thailand Joint Development Area. (24)
  99.2   Rio Chitamena Association Contract. (19)
  99.3   Rio Chitamena Purchase and Sale Agreement. (19)
  99.4   Integral Plan - Cusiana Oil Structure. (19)
  99.5   Letter Agreements with co-investor in Colombia. (19)
  99.6   Colombia Pipeline Memorandum of Understanding. (19)
  99.7   Amended and Restated Oleoducto Central S.A. Agreement dated as of March 31,
                                         1995. (18)

_______________________________


 (1)  Previously filed as an exhibit to the Company's Registration Statement on Form S-3
      (No 333-08005) and incorporated herein by reference.
 (2)  Previously filed as an exhibit to the Company's Registration Statement on Form 8-A dated March 25, 1996 and incorporated herein by reference.
 (3)  Previously filed as an exhibit to the Company's and Triton Energy Corporation's
      Registration Statement on Form S-4 (No. 333-923) and incorporated herein by reference.
 (4)  Previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A
      (Amendment No. 1) dated August 14, 1996 and incorporated herein by reference.
 (5)  Previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form
      10-Q for the quarter ended November 30, 1993 and incorporated by reference herein.
 (6)  Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.
 (7)  Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
      10-K for the fiscal year ended May 31, 1992 and incorporated herein by reference.
 (8)  Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
      10-K for the fiscal year ended May 31, 1989 and incorporated by reference herein.
 (9)  Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
      10-K for the fiscal year ended May 31, 1990 and incorporated herein by reference.
(10)  Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
      10-K for the fiscal year ended May 31, 1993 and incorporated by reference herein.
(11)  Previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form
      10-Q for the quarter ended November 30, 1988 and incorporated herein by reference.
(12)  Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
      10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.
(13)  Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
      quarter ended March 31, 1996 and incorporated herein by reference.
(14)  Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
      10-K for the fiscal year ended May 31, 1991 and incorporated herein by reference.
(15)  Previously filed as an exhibit to Triton Energy Corporation's current report on Form
      8-K dated April 21, 1994 and incorporated by reference herein.
(16)  Previously filed as an exhibit to Triton Energy Corporation's Current Report on Form
      8-K dated May 26, 1995 and incorporated herein by reference.
(17)  Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
      quarter ended September 30, 1996 and incorporated herein by reference.
(18)  Previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form
      10-Q for the quarter ended June 30, 1995 and incorporated herein by reference.
(19)  Previously filed as an exhibit to Triton Energy Corporation's current report on Form
      8-K/A dated July 15, 1994 and incorporated by reference herein.
(20)  Previously filed as an exhibit to Triton Energy Limited's Annual Report on Form 10-K
      For the fiscal year ended December 31, 1996 and incorporated herein by reference.
(21)  Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
      quarter ended March 31, 1997 and incorporated herein by reference.
(22)  Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
      quarter ended June 30, 1997 and incorporated herein by reference.
(23)  Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
      quarter ended September 30, 1997 and incorporated herein by reference.
(24)  Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.
(25)  Filed herewith.



(b)          Reports  on  Form  8-K


None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            TRITON  ENERGY  LIMITED




                                            By: /s/ Peter Rugg
                                                ---------------------------
                                                Peter Rugg
                                                Senior Vice President and Chief
                                                  Financial Officer


Date:    August  13,  1998