Form 10-Q
period 1998-09-30
TRITON ENERGY LTD
filed 1998-11-13
CIK 1009404

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ____________  to  ____________

                          COMMISSION FILE NUMBER:  1-11675

                                 TRITON ENERGY LIMITED
                (Exact name of registrant as specified in its charter)


    CAYMAN ISLANDS                                      NONE
-------------------                              -------------------
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

                                   YES  X               NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                         Number of Shares
 Title of Each Class                             Outstanding at November 2, 1998
Ordinary Shares, par value $0.01 per share                  36,636,452
                                                 -------------------------------


                     TRITON ENERGY LIMITED AND SUBSIDIARIES
                                      INDEX






PART I.                        FINANCIAL INFORMATION                       PAGE NO.
                                                                           --------
Item 1.   Financial Statements
          Condensed Consolidated Statements of Operations -
            Three and nine months ended September 30, 1998 and 1997               2
          Condensed Consolidated Balance Sheets -
            September 30, 1998 and December 31, 1997                              3
          Condensed Consolidated Statements of Cash Flows -
            Nine months ended September 30, 1998 and 1997                         4
          Condensed Consolidated Statement of Shareholders' Equity -
            Nine months ended June 30, 1998                                       5
          Notes to Condensed Consolidated Financial Statements                    6
Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                  20

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                      31
Item 2.   Changes in Securities and use of Proceeds                              31
Item 5.   Other Information                                                      32
Item 6.   Exhibits and Reports on Form 8-K                                       34


                           PART I. FINANCIAL INFORMATION
                            ITEM 1. FINANCIAL STATEMENTS
                       TRITON ENERGY LIMITED AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)






                                                           THREE MONTHS ENDED      NINE MONTHS ENDED
                                                              SEPTEMBER 30,          SEPTEMBER 30,
                                                        ------------------------  ---------------------
                                                            1998         1997         1998       1997
                                                        -----------  -----------  ----------  ---------

Sales and other operating revenues:
  Oil and gas sales                                     $   42,625   $   36,993   $ 115,178   $ 99,244
  Gain on sale of oil and gas assets                        63,237          ---      63,237      4,077
                                                        -----------  -----------  ----------  ---------

                                                           105,862       36,993     178,415    103,321
                                                        -----------  -----------  ----------  ---------
Costs and expenses:
  Operating                                                 18,299       13,119      55,067     35,252
  General and administrative                                 6,405        6,631      20,589     20,123
  Depreciation, depletion and amortization                  13,812        9,291      38,695     24,746
  Writedown of assets                                          ---          ---     182,672        ---
  Non-recurring charges                                     15,000          ---      15,000        ---
                                                        -----------  -----------  ----------  ---------

                                                            53,516       29,041     312,023     80,121
                                                        -----------  -----------  ----------  ---------

        Operating income (loss)                             52,346        7,952    (133,608)    23,200

Gain on sale of Triton Pipeline Colombia                       ---          ---      50,227        ---
Interest income                                                838        1,038       2,330      4,354
Interest expense, net                                       (6,785)      (5,697)    (17,105)   (17,946)
Other income, net                                            3,595        8,018       6,623      8,324
                                                        -----------  -----------  ----------  ---------

                                                            (2,352)       3,359      42,075     (5,268)
                                                        -----------  -----------  ----------  ---------

        Earnings (loss) before income taxes
             and extraordinary item                         49,994       11,311     (91,533)    17,932
Income tax expense (benefit)                                 2,786        5,110     (31,591)     8,553
                                                        -----------  -----------  ----------  ---------

        Earnings (loss) before extraordinary item           47,208        6,201     (59,942)     9,379
Extraordinary item - extinguishment of debt                    ---          ---         ---    (14,491)
                                                        -----------  -----------  ----------  ---------
        Net earnings (loss)                                 47,208        6,201     (59,942)    (5,112)
Dividends on preference shares                                 181          187         368        400
                                                        -----------  -----------  ----------  ---------

        Earnings (loss) applicable to ordinary shares   $   47,027   $    6,014   $ (60,310)  $ (5,512)
                                                        ===========  ===========  ==========  =========

Average ordinary shares outstanding                         36,634       36,534      36,599     36,448
                                                        ===========  ===========  ==========  =========

Basic earnings (loss) per ordinary share:

  Earnings (loss) before extraordinary item             $     1.28   $     0.16   $   (1.65)  $   0.25
  Extraordinary item - extinguishment of debt                  ---          ---         ---      (0.40)
                                                        -----------  -----------  ----------  ---------

        Basic earnings (loss)                           $     1.28   $     0.16   $   (1.65)  $  (0.15)
                                                        ===========  ===========  ==========  =========

Diluted earnings (loss) per ordinary share:

  Earnings (loss) before extraordinary item             $     1.28   $     0.16   $   (1.65)  $   0.24
  Extraordinary item - extinguishment of debt                  ---          ---         ---      (0.39)
                                                        -----------  -----------  ----------  ---------
        Diluted earnings (loss)                         $     1.28   $     0.16   $   (1.65)  $  (0.15)
                                                        ===========  ===========  ==========  =========



         See accompanying Notes to Condensed Consolidated Financial Statements.

                                         TRITON ENERGY LIMITED AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                     (IN THOUSANDS)







ASSETS                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                      1998            1997
                                                                 -------------    -----------
                                                                  (UNAUDITED)
Current assets:
  Cash and equivalents                                           $     59,332     $   13,451
  Trade receivables, net                                               17,754         12,963
  Other receivables                                                    46,247         52,162
  Inventories, prepaid expenses and other                               3,086          5,219
  Assets held for sale                                                    ---         58,178
                                                                 -------------    -----------

     Total current assets                                             126,419        141,973
Property and equipment, at cost, less accumulated depreciation
    and depletion of $296,237 for 1998 and $89,014 for 1997           667,961        835,506
Deferred taxes and other assets                                       116,633        120,560
                                                                 -------------    -----------

                                                                 $    911,013     $1,098,039
                                                                 =============    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings and current maturities of long-term debt $     18,650     $  184,975
  Accounts payable and accrued liabilities                             52,051         36,964
  Deferred income                                                      35,254         35,254
                                                                 -------------    -----------

     Total current liabilities                                        105,955        257,193

Long-term debt, excluding current maturities                          413,769        443,312
Deferred income taxes                                                  10,328         50,968
Deferred income and other                                              25,342         49,946
Convertible debentures due to employees                                   ---            ---

Shareholders' equity:
  5% Preference shares                                                  7,214          7,511
  8% Preference shares                                                127,575            ---
  Ordinary shares, par value $0.01                                        366            365
  Additional paid-in capital                                          580,117        588,454
  Accumulated deficit                                                (357,523)      (297,581)
  Accumulated other non-owner changes in shareholders' equity          (2,126)        (2,126)
                                                                 -------------    -----------

                                                                      355,623        296,623
  Less cost of ordinary shares in treasury                                  4              3
                                                                 -------------    -----------

     Total shareholders' equity                                       355,619        296,620
Commitments and contingencies (note 11)                                   ---            ---
                                                                 -------------    -----------

                                                                 $    911,013     $1,098,039
                                                                 =============    ===========



  The Company uses the full cost method to account for its oil and gas producing activities.
     See accompanying Notes to Condensed Consolidated Financial Statements.

                     TRITON ENERGY LIMITED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (IN THOUSANDS)
                                   (UNAUDITED)






                                                                   1998        1997
                                                                ----------  ----------
Cash flows from operating activities:
  Net loss                                                      $ (59,942)  $  (5,112)
  Adjustments to reconcile net loss to net cash provided (used)
     by operating activities:
  Depreciation, depletion and amortization                         38,695      24,746
  Amortization of deferred income                                 (26,440)    (19,653)
  Gain on sale of oil and gas assets                              (63,237)     (4,077)
  Gain on sale of Triton Pipeline Colombia                        (50,227)        ---
  Writedown of assets                                             182,672         ---
  Non-recurring charges                                            11,802         ---
  Payment of accreted interest on extinguishment of debt              ---    (124,794)
  Extraordinary loss on extinguishment of debt, net of tax            ---      14,491
  Amortization of debt discount                                       ---       7,943
  Deferred income taxes                                           (34,250)      5,582
  Gain on sale of other assets                                     (6,905)     (1,409)
  Other                                                             1,863        (457)
  Changes in working capital pertaining to operating activities    12,369      14,421
                                                                ----------  ----------

     Net cash provided (used) by operating activities               6,400     (88,319)
                                                                ----------  ----------

Cash flows from investing activities:
  Capital expenditures and investments                           (140,417)   (169,461)
  Proceeds from sale of oil and gas assets                        142,527       4,077
  Proceeds from sale of Triton Pipeline Colombia                   97,656         ---
  Proceeds from sales of other assets                              21,170       1,707
  Other                                                            (2,421)     25,146
                                                                ----------  ----------

     Net cash provided (used) by investing activities             118,515    (138,531)
                                                                ----------  ----------

Cash flows from financing activities:
  Proceeds from revolving lines of credit and long-term debt      152,531     558,531
  Payments on revolving lines of credit and long-term debt       (350,178)   (321,515)
  Short-term notes payable, net                                       ---       9,600
  Issuances of 8% preference shares, net                          116,825         ---
  Issuances of ordinary shares                                      2,485       4,987
  Other                                                              (369)       (390)
                                                                ----------  ----------

     Net cash provided (used) by financing activities             (78,706)    251,213
                                                                ----------  ----------

Effect of exchange rate changes on cash and equivalents              (328)       (355)
                                                                ----------  ----------
Net increase in cash and equivalents                               45,881      24,008
Cash and equivalents at beginning of period                        13,451      11,048
                                                                ----------  ----------

Cash and equivalents at end of period                           $  59,332   $  35,056
                                                                ==========  ==========

See accompanying Notes to Condensed Consolidated Financial Statements.

                     TRITON ENERGY LIMITED AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                  (IN THOUSANDS)
                                   (UNAUDITED)



5%  Preference  shares:
  Balance at December 31, 1997                          $   7,511
  Conversion of 5% preference shares                         (297)
                                                        ----------

  Balance at September 30, 1998                             7,214
                                                        ----------

8% Preference shares:
  Balance at December 31, 1997                                ---
  Issuances of 1,822,500 shares at $70 per share          127,575
                                                        ----------

  Balance at September 30, 1998                           127,575
                                                        ----------

Ordinary shares:
  Balance at December 31, 1997                                365
  Issuances under stock plans                                   1
                                                        ----------

  Balance at September 30, 1998                               366
                                                        ----------

Additional paid-in capital:
  Balance at December 31, 1997                            588,454
  Transaction costs for issuance of 8% preference shares  (10,750)
  Cash dividends, 5% preference shares                       (368)
  Conversion of 5% preference shares                          297
  Issuances under stock plans                               2,484
                                                        ----------

  Balance at September 30, 1998                           580,117
                                                        ----------

Treasury shares:
  Balance at December 31, 1997                                 (3)
  Purchase of treasury shares                                  (1)
                                                        ----------

  Balance at September 30, 1998                                (4)
                                                        ----------

Accumulated deficit:
  Balance at December 31, 1997                           (297,581)
  Net loss                                                (59,942)
                                                        ----------

  Balance at September 30, 1998                          (357,523)
                                                        ----------

Accumulated other non-owner changes in
    shareholders' equity:
  Balance at December 31, 1997                             (2,126)
  Other non-owner changes in shareholders' equity             ---
                                                        ----------

  Balance at September 30, 1998                            (2,126)
                                                        ----------

Total shareholders' equity at September 30, 1998        $ 355,619
                                                        ==========

 See accompanying Notes to Condensed Consolidated Financial Statements.

                              TRITON ENERGY LIMITED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (AMOUNTS IN TABLES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments of a normal recurring nature necessary to present fairly the Company's financial position as of September 30, 1998, and the results of its operations for the three and nine months ended September 30, 1998 and 1997, its cash flows for the nine months ended September 30, 1998 and 1997, and shareholders' equity for the nine months ended September 30, 1998. The results for the three and nine months ended September 30, 1998, are not necessarily indicative of the final results to be expected for the full year.

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

3.     ASSET  DISPOSITIONS

In July 1998, the Company and Atlantic Richfield Company ("ARCO") signed an agreement providing financing for the development of the Company's gas reserves on Block A-18 of the Malaysia-Thailand Joint Development Area. Under terms of the agreement, consumated in August 1998, the Company sold to a subsidiary of ARCO for $150 million one-half of the shares of the subsidiary through which the Company owned its 50% share of Block A-18. The agreements also require ARCO to pay all future exploration and development costs attributable to the Company's and ARCO's collective interest in Block A-18, up to $377 million or until first production from a gas field, at which time the Company and ARCO would each pay 50% of such costs. Additionally, the agreements require ARCO to pay the Company an additional $65 million each at July 1, 2002 and July 1, 2005, if certain specific development objectives are met by such dates, or $40 million each if the objectives are met within one year thereafter.

The agreements provide that the Company will recover its investment in recoverable costs in the project, approximately $101 million, and that ARCO will recover its investment in recoverable costs, on a first-in, first-out basis from the cost recovery portion of future production. The sale resulted in an aftertax gain of $63.2 million in the third quarter of 1998.

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

In conjunction with the sale of TPC, the Company entered into an equity swap with a creditworthy financial institution (the "Counterparty"). The equity swap has a notional amount of $97 million and requires the Company to make floating LIBOR-based payments on the notional amount to the Counterparty. In exchange, the Counterparty is required to make payments to the Company equivalent to 97% of the dividends TPC receives in respect of its equity interest in OCENSA. Upon a sale by the Purchaser of the TPC shares, the Company will receive from the Counterparty, or make a cash payment to the Counterparty, an amount equal to the excess or deficiency, as applicable, of the difference between 97% of the net proceeds from the Purchaser's sale of the TPC shares and the notional amount. The equity swap is carried in the Company's financial statements at fair value during its time which, as amended, will expire December 31, 1999. Fluctuations in the fair value of the equity swap will affect other income as noncash adjustments.

In June 1997, the Company sold its Argentine subsidiary for cash proceeds of $4.1 million and recognized a gain of $4.1 million.

4.     WRITEDOWN  OF  ASSETS

Writedown  of  assets  is  summarized  as  follows:




                                     NINE MONTHS ENDED
                                    SEPTEMBER 30, 1998
                                    -------------------

Evaluated oil and gas properties    $           105,354
Unevaluated oil and gas properties               73,890
Other assets                                      3,428
                                    -------------------

                                    $           182,672
                                    ===================


In June 1998, the carrying amount of the Company's evaluated oil and gas properties in Colombia were written down by $105.4 million ($68.5 million, net of tax) through application of the full cost ceiling limitation as prescribed by the Securities and Exchange Commission ("SEC"), principally as a result of a decline in oil prices. The SEC ceiling test was calculated using the June 30, 1998, West Texas Intermediate ("WTI") oil price of $14.18 per barrel that, after a differential for Cusiana crude delivered at the port of Covenas in Colombia, resulted in a net price of approximately $13 per barrel.

In conjunction with a plan to restructure operations and scale back exploration related expenditures, the Company assessed its investments in exploration licenses and determined that certain investments were impaired. As a result, unevaluated oil and gas properties and other assets totaling $77.3 million ($72.6 million, net of tax) were expensed in June 1998. The writedown included $27.2 million and $22.5 million related to exploration activity in Guatemala and China, respectively. The remaining writedowns related to the Company's exploration projects in certain other areas of the world.

5.     NON-RECURRING  CHARGES

In July 1998, the Company commenced a plan to restructure the Company's operations, reduce overhead costs and substantially scale back exploration related expenditures. As a result of the restructuring, the Company recognized non-recurring charges totaling $15 million in the third quarter. The major component of the non-recurring charges related to the elimination of approximately 105 positions or 41% of the Company's worldwide workforce. An accrual of $11.2 million was included in non-recurring charges related to the reduction in workforce for severence, benefit continuation and outplacement costs. Additionally, the Company has closed or is in the process of closing branch offices in four countries which resulted in a $2.1 million non-recurring charge related to the termination of office leases and the write-down of related assets to their fair market value. The Company expects to complete the closing of its branch offices by the third quarter of 1999. The remaining non-recurring charges of $1.7 million primarily related to the write-off of surplus fixed assets resulting from the reduction in workforce.

6.     OTHER  INCOME,  NET

For the three months ended September 30, 1998 and 1997, other income, net included foreign exchange gains of $.8 million and $5.8 million, respectively, primarily related to noncash adjustments to deferred tax liabilities in Colombia associated with devaluation of the Colombian peso versus the U.S. dollar. During the same three month period in 1998 and 1997, the Company recognized gains of $5.3 million and $1.4 million, respectively, on the sale of non-operating assets. These gains were offset by an unrealized loss of $2.1 million on the change in the fair value of the equity swap in the third quarter of 1998.

For the nine months ended September 30, 1998 and 1997, other income, net included foreign exchange gains of $2.5 million and $8.7 million, respectively, primarily related to noncash adjustments to deferred tax liabilities in Colombia associated with devaluation of the Colombian peso versus the U.S. dollar. During the same nine month period in 1998 and 1997, the Company recognized gains of $6.8 million and $1.5 million, respectively, on the sale of non-operating assets. Additionally, an unrealized gain (loss) of $.5 million and ($3.4 million) was recognized in 1998 and 1997, respectively, representing the change in the fair market value of call options purchased in anticipation of a forward oil sale in 1995. These gains were offset by a realized loss of $2.9 million on the change in the fair market value of the equity swap during 1998.

7.        EXTRAORDINARY  ITEM

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

8.     DEBT

During the nine months ended September 30, 1998, the Company used proceeds from the sale of assets and the issuance of equity securities (see note 9) to repay borrowings under unsecured credit facilities and fund other capital requirements.

9.     SALE  OF  8%  PREFERENCE  SHARES

On August 31, 1998, the Company entered into a Stock Purchase Agreement (the "Purchase Agreement") with HM4 Triton, L.P. ("HM4 Triton"), an affiliate of Hicks, Muse, Tate & Furst Incorporated. The First Closing, as contemplated by the Purchase Agreement, occurred on September 30, 1998, pursuant to which the Company issued to HM4 Triton 1,822,500 shares of 8% convertible preference shares ("8% preference shares") for $70.00 per share, or total proceeds of $127.6 million (before expenses of $10.8 million). Each 8% preference share is convertible at any time at the option of the holder into four ordinary shares of the Company (subject to certain antidilution protections). Holders of 8% preference shares are entitled to receive, when and if declared by the Board of Directors, cumulative dividends at a rate per annum equal to 8% of the liquidation preference of $70.00 per share, payable for each semi-annual period ending June 30 and December 30, commencing June 30, 1999. At the Company's option, dividends may be paid in cash or by the issuance of additional whole shares of 8% preference shares. Holders of 8% preference shares will be entitled to vote with the holders of ordinary shares on all matters submitted to the shareholders of the Company for a vote, with each share of 8% preference share entitling its holder to a number of votes equal to the number of ordinary shares into which it could be converted at that time. The 8% preference shares can be redeemed by the Company commencing September 30, 2001, but only if the market value of the ordinary shares meets certain targets at the time of redemption (but if the Company redeems any shares, it must redeem all of the shares). Under the provisions of the Company's Articles of Association, the terms of the 8% preference shares can be amended with the approval of the holders of at least two-thirds of the 8% preference shares voting separately as a class.

The Purchase Agreement requires the Company to conduct a rights offering (the "Rights Offering") pursuant to which the Company would distribute to each record holder of ordinary shares, 5% convertible preference shares and 8% preference shares, as of a record date to be established by the Company's Board of Directors, the transferable right (the "Rights") to purchase, at $70.00 per share, a pro-rata portion (determined based on the number of ordinary shares into which such shares are convertible as of the record date) of approximately 3,177,500 8% preference shares for an aggregate purchase price of approximately $222 million. The Purchase Agreement provides that following the Rights Offering, subject to the terms and conditions set forth in the Purchase Agreement, HM4 Triton would be required to purchase at a second closing (the "Second Closing") a number of 8% preference shares equal to (i) the number of shares it could purchase upon exercise of Rights it receives in respect of the 8% preference shares it holds as of the record date and (ii) any 8% preference shares not subscribed for in the Rights Offering; provided that HM4 Triton is not required to purchase more than 3,177,500 8% preference shares at the Second Closing. If all 3,177,500 8% preference shares are issued, the total number of 8% preference shares outstanding (on an as-converted basis) would represent approximately 35% of the Company's pro forma ordinary shares outstanding. HM4 Triton's obligations to purchase any additional 8% preference shares at the Second Closing is subject to customary closing conditions. On November 10, 1998, the Company announced that the Rights Offering, as previously announced, would be delayed and could possibly be restructured or cancelled, following consideration by the Company of additional capital raising alternatives.

In connection with the issuance of the 1,822,500 shares of 8% preference shares to HM4 Triton in September 1998, the Company and HM4 Triton entered into a Shareholders Agreement (the "Shareholders Agreement") pursuant to which, among other things, the size of the Company's Board of Directors was set at ten, and HM4 Triton exercised its right to designate four out of such ten directors. The Shareholders Agreement provides that, in general, for so long as the entire Board of Directors consists of ten members, HM4 Triton (and its designated transferees, collectively) may designate four nominees for election to the Board (with such number of designees increasing or decreasing proportionately with any change in the total number of members of the Board and with any fractional directorship rounded up to the next whole number). The right of HM4 Triton (and its designated transferees) to designate nominees for election to the Board will be reduced if the number of ordinary shares held by HM4 Triton and its affiliates (assuming conversion of 8% preference shares into ordinary shares) represents less than certain specified percentages of the number of ordinary shares (assuming conversion of 8% preference shares into ordinary shares) purchased by HM4 Triton pursuant to the Purchase Agreement.

The Shareholders Agreement provides that, for so long as HM4 Triton and its affiliates continue to hold a certain minimum number of ordinary shares (assuming conversion of 8% preference shares into ordinary shares), the Company may not take certain actions without the consent of HM4 Triton, including (i) entering into any merger or sale of substantial assets, (ii) issuing a class of preference shares that would rank equal to or senior to the 8% preference shares, (iii) paying dividends on ordinary shares or other shares ranking junior to the 8% preference shares, other than regular dividends on the Company's 5% convertible preference shares, or (iv) incurring indebtedness (other than certain permitted indebtedness), or issuing preference shares, unless the Company's leverage ratio at the time, after giving pro forma effect to such incurrence or issuance and to the use of the proceeds, is less than 2.5 to 1.

As a result of HM4 Triton's ownership of 8% preference shares and ordinary shares and the rights conferred upon HM4 Triton and its designees pursuant to the above-described agreements, HM4 Triton has significant influence over the actions of the Company and will be able to influence, and in some cases, determine the outcome of matters submitted for approval of the shareholders. The existence of HM4 Triton as a shareholder of the Company may make it more difficult for a third party to acquire, or discourage a third party from seeking to acquire, a majority of the outstanding ordinary shares. A third party would be required to negotiate any such transaction with HM4 Triton, and the interests of HM4 Triton as a shareholder may be different from the interests of the other shareholders of the Company.

10.     EARNINGS  PER  ORDINARY  SHARE

For the nine months ended September 30, 1998, the computation of diluted net loss per ordinary share was antidilutive, and therefore, the amounts reported for basic and diluted net loss per ordinary share were the same.

The following table reconciles the numerators and denominators of the basic and diluted earnings per ordinary share computation for earnings from continuing operations for the three months ended September 30, 1998 and the three and nine months ended September 30, 1997.


                                               INCOME                   SHARES           PER-SHARE
                                             (NUMERATOR)            (DENOMINATOR)         AMOUNT
                                             -----------            -------------        ---------
THREE MONTHS ENDED SEPTEMBER 30, 1998:

Net earnings                                   $47,208
Less: 5% Preference share dividends               (181)
                                               --------

Earnings available to ordinary shareholders     47,027
Basic earnings per ordinary share                                       36,634             $1.28
                                                                                           =====
Effect of dilutive securities:
8% Preference shares                               ---                      79
Stock options                                      ---                      59
5% Preference shares                               181                     212
                                               --------                 ------
Earnings available to ordinary shareholders
      and assumed conversions                  $47,208
                                               ========
  Diluted earnings per ordinary share                                   36,984             $1.28
                                                                        ======             =====


THREE  MONTHS  ENDED  SEPTEMBER  30,  1997:




Net earnings                                   $ 6,201
Less: 5% Preference share dividends               (187)
                                               --------

Earnings available to ordinary shareholders      6,014
Basic earnings per ordinary share                                       36,534             $0.16
                                                                                           =====
Effect of dilutive securities:
Stock options                                      ---                     449
Convertible debentures                             ---                      87
                                               --------                 ------
Earnings available to ordinary shareholders
   and assumed conversions                     $ 6,014
                                               ========
Diluted earnings per ordinary share                                     37,070             $0.16
                                                                     =========             =====

                                               INCOME                   SHARES           PER-SHARE
                                             (NUMERATOR)            (DENOMINATOR)          AMOUNT
                                             -----------            -------------        ---------
NINE MONTHS ENDED SEPTEMBER 30, 1997:

Earnings before extraordinary item             $ 9,379
Less: 5% Preference share dividends               (400)
                                               --------

Earnings before extraordinary item
     available to ordinary shareholders          8,979
Basic earnings per ordinary share                                       36,448             $0.25
                                                                     =========             =====
Effect of dilutive securities:
Stock options                                      ---                     485
Convertible debentures                             ---                      86
                                               --------              ---------
Earnings before extraordinary item
     available to ordinary shareholders and
     assumed conversions                       $ 8,979
                                               ========
Diluted earnings before extraordinary
   item per ordinary share                                             37,019              $0.24
                                                                     ========              =====


On September 30, 1998, 1,822,500 shares of 8% preference shares were issued to HM4 Triton. Each preference share is convertible any time into four ordinary shares, subject to adjustment in certain events. The number of 8% preference shares included in the computation of weighted average shares outstanding for purposes of diluted earnings per ordinary share for the three months ended September 30, 1998, was significantly lower than it will be in future periods as these shares were outstanding for only one day during the three month period. Additionally, the Purchase Agreement requires the Company to conduct the Rights Offering for approximately 3,177,500 8% preference shares, which, if consummated, would affect diluted earnings per share in future periods. See note  9  -  Sale  of  8%  Preference  Shares.

11.     COMMITMENTS  AND  CONTINGENCIES

Development of the Cusiana and Cupiagua fields (the "Fields"), including drilling and construction of additional production facilities, will require further capital outlays. The Company's capital budget for the year ending December 31, 1998, was approximately $176 million, excluding capitalized interest, of which approximately $103 million related to the Fields, $23 million related to Block A-18, and $50 million related to the Company's activities in other parts of the world. See note 3 - Asset Dispositions.

During the normal course of business, the Company is subject to the terms of various operating agreements and capital commitments associated with the exploration and development of its oil and gas properties. It is management's belief that such commitments, including capital requirements in Colombia and Block A-18 in the Gulf of Thailand discussed above, will be met without any material, adverse effect on the Company's operations or consolidated financial condition. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Requirements.

GUARANTEES

At September 30, 1998, the Company had guaranteed loans of approximately $2.1 million for a Colombian pipeline company in which the Company has an ownership interest. The Company also guaranteed performance of $27.9 million in future exploration expenditures in various countries. These commitments are backed primarily by unsecured letters of credit.

LITIGATION

In July through October 1998, several lawsuits were filed against the Company and a former and a present officer of the Company. Each case was filed on behalf of a putative class of persons and/or entities who purchased the Company's securities between March 30, 1998 and July 17, 1998, inclusive, and seeks recovery of compensatory damages, fees and costs. The cases allege violations of securities laws in connection with disclosures concerning the Company's properties, operations, and value relating to a prospective sale of the Company or of all or a part of its assets. Additionally, one case alleges negligent misrepresentation and seeks recovery of punitive damages. On September 21, 1998, a motion for consolidation and for appointment as lead plaintiffs and for approval of selection of lead counsel was filed with respect to the cases. That motion is presently pending.

The Company believes it has meritorious defenses to these claims and intends to vigorously defend these actions. No discovery has been taken at this time, and the ultimate outcome is not currently predictable. There can be no assurance that the litigation will be resolved in the Company's favor. An adverse result could have a material adverse effect on the Company's financial position or results of operations.

The Company is subject to certain other litigation matters, none of which is expected to have a material, adverse effect on the Company's operations or consolidated financial condition.


12.     CERTAIN  FACTORS  THAT  COULD  AFFECT  FUTURE  OPERATIONS

Certain statements in this report, including expectations, intentions, plans and beliefs of the Company and management, including those contained in or implied by "Management's Discussion and Analysis of Financial Condition and Results of Operations" and these Notes to Condensed Consolidated Financial Statements, are forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that are dependent on certain events, risks and uncertainties that may be outside the Company's control. These forward-looking statements include statements of management's plans and objectives for the Company's future operations and statements of future economic performance; information regarding schedules for the completion of production facilities; the closing of branch offices; changes in gross general and administrative expense and the portion that will be capitalized; expected or planned production or transportation capacity; when the Fields might become self-financing; future production of the Fields; the negotiation of a gas-sales contract in Malaysia-Thailand; the Company's capital budget and future capital requirements; the Company's meeting its future capital needs; the Company's realization of its deferred tax asset; the level of future expenditures for environmental costs; the outcome of regulatory and litigation matters; the impact of Year 2000 issues; and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including those described in the context of such forward-looking statements, as well as those presented below.

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

CERTAIN  FACTORS  RELATING  TO  MALAYSIA-THAILAND

The Company is a partner in a significant gas exploration project located in the upper Malay Basin in the Gulf of Thailand approximately 450 kilometers northeast of Kuala Lumpur and 750 kilometers south of Bangkok as a contractor under a production-sharing contract covering Block A-18 of the Malaysia-Thailand Joint Development Area. Test results to date indicate that significant gas and oil deposits lie within the block. Development of gas production is in the early planning stages but is expected to take several years and require the drilling of additional wells and the installation of production facilities, which will require significant additional capital expenditures, the ultimate amount of which cannot be predicted. Pipelines also will be required to be connected between Block A-18 and ultimate markets. The terms under which any gas produced from the Company's contract area in Malaysia-Thailand is sold may be affected adversely by the present monopoly, gas-purchase and transportation conditions in both Malaysia and Thailand. In connection with the sale to a subsidiary of ARCO of one-half of the shares of the Company's subsidiary that held its interest in Block A-18, ARCO agreed to pay all future exploration and development costs attributable to the Company's and ARCO's collective interest in Block A-18, up to $377 million or until first production from a gas field, at which time the Company and ARCO would each pay 50% of such costs. See note 3- Asset Dispositions.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION  AND  RESULTS  OF  OPERATIONS
                    LIQUIDITY AND CAPITAL REQUIREMENTS
                    ----------------------------------

     Cash and cash equivalents totaled $59.3 million and $13.5 million at September 30, 1998, and December 31, 1997, respectively. Working capital
(deficit) was $20.5 million at September 30, 1998, compared with ($115.2 million) at December 31, 1997. Current liabilities included deferred income totaling $35.3 million at September 30, 1998 and at December 31, 1997 related to a forward oil sale consummated in 1995. The following summary table reflects cash flows for the Company for the nine months ended September 30, 1998 (in thousands):


Net cash provided (used) by operating activities                        $  6,400
Net cash provided (used) by investing activities                        $118,515
Net cash provided (used) by financing activities                        $(78,706)


    Operating Activities
    --------------------

       The Company's cash flows provided by operating activities for the nine months ended September 30, 1998, benefited from increased production from the Cusiana and Cupiagua fields (the "Fields") in Colombia. Gross production from the Fields averaged 324,000 barrels per day ("BPD") during the first nine months of 1998. The increased production was partially offset by a lower average realized oil price. See "Results of Operations - Sales and Other Operating Revenues" below.

     Investing  Activities
     ---------------------

     The Company's capital expenditures and other capital investments were $140.4 million ($120.6 million excluding capitalized interest) for the nine months ended September 30, 1998, primarily for development of the Fields. Development of the Fields, including drilling and construction of additional production facilities, will require further capital outlays. The Company's capital budget for the year ending December 31, 1998, was approximately $176 million, excluding capitalized interest, of which approximately $103 million related to the Fields ($75.3 million incurred through September 30), $23 million related to Block A-18 ($13.2 million incurred through September 30), and $50 million related to the Company's activities in other parts of the world ($32.1 million incurred through September 30).

     In February 1998, the Company sold Triton Pipeline Colombia, Inc., a wholly owned subsidiary that held the Company's 9.6% equity interest in the Colombian pipeline company, Oleoducto Central S. A. ("OCENSA"), to an unrelated third party for $100 million. Net proceeds were approximately $97.7 million after $2.3 million of expenses.

     In July 1998, the Company and a subsidiary of Atlantic Richfield Company ("ARCO") signed an agreement providing financing for the development of the Company's gas reserves on Block A-18 of the Malaysia-Thailand Joint Development Area. Under terms of the agreement, consumated in August 1998, the Company sold to a subsidiary of ARCO for $150 million one-half of the shares of the subsidiary through which the Company owned its 50% share of Block A-18. The agreements also require ARCO to pay all future exploration and development costs attributable to the Company's and ARCO's collective interest in Block A-18, up to $377 million or until first production from a gas field, at which time the Company and ARCO would each pay 50% of such costs. Additionally, the agreements require ARCO to pay the Company an additional $65 million each at July 1, 2002 and July 1, 2005, if certain specific development objectives are met by such dates, or $40 million each if the objectives are met within one year thereafter.

     Financing  Activities
     ---------------------

      During the nine months ended September 30, 1998, the Company used proceeds from the sale of assets and issuance of equity securities (see below) to repay borrowings under unsecured credit facilities and fund other capital requirements.

     On August 31, 1998, the Company entered into a Stock Purchase Agreement (the "Purchase Agreement") with HM4 Triton, L.P. ("HM4 Triton"), an affiliate of Hicks, Muse, Tate & Furst Incorporated. The First Closing, as contemplated by the Purchase Agreement, occurred on September 30, 1998, pursuant to which the Company issued to HM4 Triton 1,822,500 shares of 8% convertible preference shares ("8% preference shares") for $70.00 per share, or total proceeds of $127.6 million (before expenses of $10.8 million). Each 8% preference share is convertible at any time at the option of the holder into four ordinary shares of the Company (subject to certain antidilution protections). Holders of 8% preference shares are entitled to receive, when and if declared by the Board of Directors, cumulative dividends at a rate per annum equal to 8% of the liquidation preference of $70.00 per share, payable for each semi-annual period ending June 30 and December 30, commencing June 30, 1999. At the Company's option, dividends may be paid in cash or by the issuance of additional whole shares of 8% preference shares.

     The Purchase Agreement requires the Company to conduct a rights offering (the "Rights Offering") pursuant to which the Company would distribute to each record holder of ordinary shares, 5% convertible preference shares and 8% preference shares, as of a record date to be established by the Company's Board of Directors, the transferable right (the "Rights") to purchase, at $70.00 per share, a pro-rata portion (determined based on the number of ordinary shares into which such shares are convertible as of the record date) of approximately 3,177,500 8% preference shares, for an aggregate purchase price of approximately $222 million. The Purchase Agreement provides that following the Rights Offering, subject to the terms and conditions set forth in the Purchase Agreement, HM4 Triton would be required to purchase at a second closing (the "Second Closing") a number of 8% preference shares equal to (i) the number of shares it could purchase upon exercise of Rights it receives in the Rights Offering in respect of the 8% preference shares it holds as of the record date and (ii) any 8% preference shares not subscribed for in the Rights Offering; provided that HM4 Triton is not required to purchase more than 3,177,500 8% preference shares at the Second Closing. If all 3,177,500 8% preference shares are issued, the total number of 8% preference shares outstanding (on an as-converted basis) would represent approximately 35% of the Company's pro forma ordinary shares outstanding. HM4 Triton's obligations to purchase any additional 8% preference shares at the Second Closing is subject to customary closing conditions. On November 10, 1998, the Company announced that the Rights
Offering, as previously announced, would be delayed, and could possibly be restructured or cancelled, following consideration by the Company of additional capital raising alternatives.

     Future  Capital  Needs
     ----------------------

     The Company is continuing its efforts to reduce its general and administrative expenses and exploration expenditures. Nevertheless, the Company expects that cash from operating activities in 1999 will not be sufficient to cover all of its capital needs for 1999. For internal planning purposes, the Company is assuming that the West Texas Intermediate oil price will average $14.00 per barrel in 1999, that average daily oil production from the Cusiana and Cupiagua fields in 1999 will average approximately 430,000 barrels per day, that the Company's share of capital expenditures in Colombia will be approximately $85 million to $90 million (as currently estimated by the operator) and that the Company will be successful in reducing its exploration commitments by approximately one-half. Based on these assumptions, the Company expects that it would spend at least $100 to $125 million more in cash in 1999 than it generates from operating activities. The Company expects to fund the shortfall by a combination of cash on hand and, either proceeds from the Rights Offering and the issuance of additional 8% preference shares to HM4 Triton pursuant to the Purchase Agreement or other capital raising alternatives. These assumptions may not prove to be valid or other factors may materially adversely impact the Company's cash position. If the Rights Offering and the issuance of the additional 8% preference shares to HM4 are not consummated, the Company expects that it will be required to seek alternative sources of capital in early 1999.

     In connection with the issuance of the 1,822,500 shares of 8% preference shares to HM4 Triton in September 1998, the Company and HM4 Triton entered into a Shareholders Agreement (the "Shareholders Agreement") pursuant to which, among other things, HM4 Triton (and its designated transferees, collectively) may designate a certain number of nominees for election to the Board. In addition, the Shareholders Agreement provides that, for so long as HM4 Triton and its affiliates continue to hold a certain minimum number of ordinary shares (assuming conversion of 8% preference shares into ordinary shares), the Company may not take certain actions without the consent of HM4 Triton, including (i) entering into any merger or sale of substantial assets, (ii) issuing a class of preference shares that would rank equal to or senior to the 8% preference shares, (iii) paying dividends on ordinary shares or other shares ranking junior to the 8% preference shares, other than regular dividends on the Company's 5% convertible preference shares, or (iv) incurring indebtedness (other than certain permitted indebtedness), or issuing preference shares, unless the Company's leverage ratio at the time, after giving pro forma effect to such incurrence or issuance and to the use of the proceeds, is less than 2.5 to 1. As a result of HM4 Triton's ownership of 8% preference shares and ordinary shares and the rights conferred upon HM4 Triton and its designees pursuant to the Shareholders Agreement, HM4 Triton has significant influence over the actions of the Company and will be able to influence, and in some cases, determine the outcome of matters submitted for approval of the shareholders. The existence of HM4 Triton as a shareholder of the Company may make it more difficult for a third party to acquire, or discourage a third party from seeking to acquire, a majority of the outstanding ordinary shares. A third party would be required to negotiate any such transaction with HM4 Triton, and the interests of HM4 Triton as a shareholder may be different from the interests of the other shareholders of the Company.


                              RESULTS OF OPERATIONS
                              ---------------------


     Sales volumes and average prices realized were as follows:

                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                SEPTEMBER 30,              SEPTEMBER 30,
                                             -------------------         ------------------
                                               1998        1997            1998        1997
                                             --------     ------          ------     ------
Sales volumes
 Oil (MBbls), excluding forward oil sale        2,620      1,374            6,585     3,805
 Forward oil sale (1)  (MBbls delivered)          762        762            2,287     1,700
                                             --------     -------         -------   -------
     Total                                      3,382      2,136            8,872     5,505
                                             ========     =======         =======   =======

    Gas (MMcf)                                    109         277             376       481

Weighted average price realized:
 Oil (per Bbl)                               $  12.57     $ 17.18         $ 12.94   $ 17.93
 Gas (per Mcf)                               $   0.91     $  1.06         $  1.01   $  1.14




(1) Commencing April 1, 1997, the delivery requirements under the forward oil sale increased by 195,711 barrels of oil per month.




                     THREE MONTHS ENDED SEPTEMBER 30, 1998,
               COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997

Sales  and  Other  Operating  Revenues
--------------------------------------

     Oil and gas sales for the third quarter of 1998 totaled $42.6 million, a 15% increase from the third quarter of 1997, due to higher production which was partially offset by lower average realized oil prices. Oil production, including production related to barrels delivered under the forward oil sale, increased 58% in third quarter 1998, compared to the prior-year quarter, resulting in an increase in revenues of $21.4 million. Gross production from the Fields averaged 359,000 BPD for the third quarter 1998, compared to 220,000 BPD for the prior-year quarter. The increased production was primarily due to the start-up in late 1997 of two new 80,000 BPD oil-production units at the Cusiana central processing facility. In addition, a 100,000 BPD oil-production unit at the Cupiagua central processing facility began production during the latter-half of the third quarter. The average realized oil price decreased $4.61 per barrel, or 27%, resulting in a decrease in revenues of $15.6 million compared to the same period in 1997. The lower average realized oil price resulted from a significant decrease in the 1998 average West Texas Intermediate ("WTI") oil price, compared with the prior-year quarter.

     In August 1998, the Company sold to a subsidiary of ARCO for $150 million, one-half of the shares of the subsidiary through which the Company owned its 50% share of Block A-18 in the Malaysia-Thailand Joint Development Area. The sale resulted in an aftertax gain of $63.2 million.

Costs  and  Expenses
--------------------

     Operating expenses increased $5.2 million in 1998, and depreciation, depletion and amortization increased $4.5 million, primarily due to higher production volumes, including barrels delivered under the forward oil sale. The Company pays lifting costs, production taxes and transportation costs to the Colombian port of Covenas for barrels to be delivered under the forward oil sale.

     The Company's operating costs per equivalent-barrel were $5.76 and $6.58 in 1998 and 1997, respectively. Operating expenses on a per equivalent-barrel basis were lower primarily due to higher production volumes and a decrease in production taxes of $1.7 million. Beginning in 1998, no production taxes are assessed on production from the Cusiana Field. The Company will be required to pay production taxes on production from the Cupiagua Field equating to approximately 5.5%, 4% and 2.5% of gross realized oil prices during 1998, 1999 and 2000, respectively. These improvements to operating cost were partially offset by an increase in OCENSA pipeline tariffs which totaled $12.6 million or $3.99 per barrel, and $7.2 million or $3.72 per barrel in 1998 and 1997, respectively. OCENSA imposes a tariff on shippers from the Fields (the "Initial Shippers"), which is estimated to recoup: the total capital cost of the project over a 15-year period; its operating expenses, which include all Colombian taxes; interest expense; and the dividend to be paid by OCENSA to its shareholders. Any shippers of crude oil who are not Initial Shippers are assessed a premium tariff on a per-barrel basis, and OCENSA will use revenues from such tariffs to reduce the Initial Shippers' tariff.

     In July 1998, the Company commenced a plan to restructure the Company's operations, reduce overhead costs and substantially scale back exploration related expenditures. As a result of the restructuring, the Company recognized non-recurring charges totaling $15 million in the third quarter. The major component of the non-recurring charges relates to the elimination of approximately 105 positions or 41% of the Company's worldwide workforce. An accrual of $11.2 million was included in non-recurring charges related to the reduction in workforce for severence, benefit continuation and outplacement costs. Additionally, the Company has closed or is in the process of closing branch offices in four countries which resulted in a $2.1 million non-recurring charge related to the termination of office leases and the write-down of related assets to their fair market value. The Company expects to complete the closing of its branch offices by the third quarter of 1999. The remaining non-recurring charges of $1.7 million primarily related to the write-off of surplus fixed assets resulting from the reduction in workforce.

     General and administrative expense before capitalization decreased $5.5 million to $10.9 million in 1998. Capitalized general and administrative costs were $4.5 million and $9.7 million in 1998 and 1997, respectively. General and administrative expenses, and the portion capitalized, decreased as a result of restructuring activities undertaken in the third quarter. The Company is continuing its efforts to reduce its general and administrative expenses and exploration expenses. As a result, the Company expects that gross general and administrative expense and the portion of general and administrative expense that will be capitalized will decrease in future periods.

Other  Income  and  Expenses
----------------------------

     Gross interest expense for 1998 and 1997 totaled $11.9 million and $12.3 million, respectively, while capitalized interest for 1998 decreased $1.4 million to $5.2 million. The decrease in capitalized interest is primarily due to the writedown of unevaluated property totaling $73.9 million in June 1998 and a sale of 50% of the Company's Block A-18 project in August 1998. On September 30 and October 1, 1998, the Company repaid a total of $81.9 million under unsecured bank credit facilities which constitutes all of the Company's outstanding borrowings under bank credit facilities.

     Other income, net included foreign exchange gains of $.8 million and $5.8 million in 1998 and 1997, respectively, primarily related to noncash adjustments to deferred tax liabilities in Colombia associated with devaluation of the Colombian peso versus the U.S. dollar. In 1998 and 1997, the Company recognized gains of $5.3 million and $1.4 million, respectively, on the sale of non-operating assets. These gains were offset by an unrealized loss of $2.1 million on the change in the fair value of the equity swap in 1998. Fluctuations in the fair value of the equity swap will continue to affect other income as noncash adjustments, the magnitude of which cannot be predicted with any certainty. See Item 1. Notes to Condensed Consolidated Financial
Statements,  note  3  -  Asset  Dispositions.

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

     The income tax provisions for 1998 and 1997 included deferred tax expense of $1.5 million and $3.9 million, respectively. Current taxes related to the Company's Colombian operations totaled $1.3 million and $1.4 million in 1998 and 1997, respectively.

                      NINE MONTHS ENDED SEPTEMBER 30, 1998
               COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997


Sales  and  Other  Operating  Revenues
--------------------------------------

     Oil and gas sales in 1998 totaled $115.2 million, a 16% increase from the prior year, due to higher production which was offset partially by lower average realized oil prices. Oil production, including production related to barrels delivered under the forward oil sale, increased 61% in 1998 compared to the prior year, resulting in increased revenues of $60.5 million. Gross production from the Fields averaged 324,000 BPD in 1998, compared to 195,000 BPD in 1997. The increased production was primarily due to the start-up in late 1997 of two new 80,000 BPD oil-production units at the Cusiana central processing facility. In addition, a 100,000 BPD oil-production unit at the Cupiagua central processing facility began production in the latter-half of the third quarter of 1998. The average realized oil price decreased $4.99 per barrel, or 28%, resulting in a decrease in revenues of $44.4 million compared to 1997. The lower average realized oil price primarily resulted from a significant decrease in the 1998 average WTI oil price, compared with the prior-year period and increased deliveries under the forward oil sale. In April 1997, the Company's delivery requirements under the forward oil sale increased from 58,425 barrels per month to 254,136 barrels per month.

Costs  and  Expenses
--------------------

     Operating expenses increased $19.8 million in 1998, and depreciation, depletion and amortization increased $13.9 million, primarily due to higher production volumes, including barrels delivered under the forward oil sale. The Company's operating costs per equivalent-barrel were $6.44 and $6.75 in 1998 and 1997, respectively. OCENSA pipeline tariffs totaled $38.2 million or $4.51 per barrel, and $19.6 million or $3.83 per barrel in 1998 and 1997, respectively. The increase in OCENSA pipeline tariffs was partially offset by a decrease in production taxes of $5.6 million.

     General and administrative expense before capitalization decreased $6.5 million in 1998 to $38.1 million. Capitalized general and administrative costs were $17.5 million and $24.4 million in 1998 and 1997, respectively. General and administrative expense and the portion capitalized, decreased as a result of restructuring activities undertaken in the third quarter.

     In June 1998, the carrying amount of the Company's evaluated oil and gas properties in Colombia were written down by $105.4 million ($68.5 million, net of tax) through application of the full cost ceiling limitation as prescribed by the SEC, principally as a result of a decline in oil prices. The SEC ceiling test was calculated using the June 30, 1998 WTI oil price of $14.18 per barrel that, after a differential for Cusiana crude delivered at the port of Covenas in Colombia, resulted in a net price of approximately $13 per barrel. An additional writedown may be required if oil prices fall below this level at later quarter end dates.

     In conjunction with the plan to restructure operations and scale back exploration related expenditures, the Company assessed its investments in exploration licenses and determined that certain investments were impaired. As a result, unevaluated oil and gas properties and other assets totaling $77.3 million ($72.6 million, net of tax) were expensed. The writedown included $27.2 million and $22.5 million related to exploration activity in Guatemala and China, respectively. The remaining writedowns related to the Company's exploration projects in certain other areas of the world.

Other  Income  and  Expense
---------------------------

     In 1998, the Company sold Triton Pipeline Colombia, Inc., a wholly owned subsidiary that held the Company's 9.6% equity interest in the Colombian pipeline company, OCENSA, for $100 million. Net proceeds were approximately $97.7 million after $2.3 million of expenses. The sale resulted in an aftertax gain of $50.2 million.

     Other income, net included foreign exchange gains of $2.5 million and $8.7 million in 1998 and 1997, respectively, primarily related to noncash adjustments to deferred tax liabilities in Colombia associated with devaluation of the Colombian peso versus the U.S. dollar. In 1998 and 1997, the Company recognized gains of $6.8 million and $1.5 million, respectively, on the sale of non-operating assets. An unrealized gain (loss) of $.5 million and ($3.4 million) was recognized in 1998 and 1997, respectively, representing the change in the fair market value of call options purchased in anticipation of a forward oil sale in 1995. These gains were offset by an unrealized loss of $2.9 million on the change in the fair market value of the equity swap in 1998. See Item 1. Notes to Condensed Consolidated Financial Statements, note 3 - Asset Dispositions.

Income  Taxes
-------------

     The income tax provisions for 1998 and 1997 included deferred tax expense (benefit) of ($34.3 million) and $5.6 million, respectively. The benefit recognized in 1998 primarily resulted from the writedown of oil and gas properties. Current taxes related to the Company's Colombian operations totaled $2.6 million and $3.2 million in 1998 and 1997, respectively.

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

                      Information Systems and the Year 2000
                      -------------------------------------


     The Year 2000 issue involves circumstances where a computerized system may not properly recognize or process date-sensitive information on or after January 1, 2000. The Company began a formal process in 1998 to identify those internal computerized systems that are not Year 2000 compliant, prioritize those business-critical computerized systems that need remediation or replacement, test compliance once the appropriate corrective measures have been implemented, and develop any contingency plans where considered necessary. In addition, the Company intends to conduct a survey of partners, vendors and customers that the Company believes could have an impact on the Company's material business operations.

     The Company's information technology infrastructure consists of desktop Pentium class Intel based PC systems, servers and Sparc UNIX based computers and off-the-shelf software packages. The systems are networked via Microsoft NT 4.0 and other telecommunications equipment. The Company does not use mini or mainframe computer systems and uses only off-the-shelf software products. The PBX and phone system is a standard off-the-shelf phone system with voice mail capability. Additionally, telefax and copier machines are additional business tools used by the Company in conducting its day to day activities.

     The Company has substantially completed its assessment of Year 2000 readiness of its internal computerized systems. The next phase will include installing upgrades to its off-the-shelf financial and operational software applications, hardware and telecommunications equipment. The Company expects that such remediation procedures will be completed by the second quarter of 1999. The last phase will include testing of newly upgraded systems to ensure compliance with Year 2000 date recognition and the development of contingency plans. The Company expects to complete this last phase by the third quarter of 1999.

     All of the Company's sales are derived from oil and gas production from the Fields, which is heavily dependent upon the operation of the Fields by British Petroleum Colombia (the "Operator") and the transportation of oil through OCENSA, the Colombian pipeline company. The Company is monitoring progress of the Operator of the Fields and OCENSA on their activities related to the Year 2000. At this time, the Company expects that field operations will not be interrupted due to improper recognition of the Year 2000 by computerized systems of the Operator of the Fields or OCENSA. There can be no assurance that the Operator of the Fields or OCENSA will not experience problems with the Year 2000, or that contingency plans will resolve any problems experienced, or the timeliness of implementing such contingency plans.

The Company also relies on other oil and gas partners, vendors, and financial institutions in its daily operations. The Company believes it has identified those third-party relationships that could have a material adverse effect on the Company's results of operations and financial position should their computerized systems not be compliant for the Year 2000. The Company intends to survey the identified third parties on their readiness for the Year 2000 and establish appropriate alternatives, if needed, where noncompliance may pose a risk to the Company's operations.

The Company does not believe that the costs to resolve any Year 2000 issues will be material. To date, the Company has spent less than $100,000 on Year 2000 matters and it expects that the total cost, primarily consulting fees, will not exceed $700,000.

     The failure to correct a material Year 2000 problem by the Company, its partners or other vendors could result in an interruption of the Company's normal business activities or operations, including production in the Fields or transportation of the Company's crude oil to the port of Covenas. Any interruptions could result in a material adverse effect on the Company's results of operations, cash flows and financial condition. Due to the inherent uncertainties relating to the effect of the Year 2000 on the Company's operations, it is difficult to predict what impact, if any, noncompliance with the Year 2000 issue will have on the Company's results of operations, cash flows and financial condition.

     As the Company progresses further through its Year 2000 analysis, it intends to develop contingency plans for risks that could cause a material adverse effect on the Company's results of operations, cash flows and financial condition.

               Certain Factors That Could Affect Future Operations
               ---------------------------------------------------

     Certain statements in this report, including expectations, intentions, plans and beliefs of the Company and management, are forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that are dependent on certain events, risks and uncertainties that may be outside the Company's control. These forward-looking statements include statements of management's plans and objectives for the Company's future operations and statements of future economic performance; information regarding schedules for the completion of production facilities; the closing of branch offices; changes in gross general and administrative expense and the portion that will be capitalized; expected or planned production or transportation capacity; when the Fields might become self-financing; future production of the Fields; the negotiation of a gas-sales contract in Malaysia-Thailand; the Company's capital budget and future capital requirements; the Company's meeting its future capital needs; the Company's realization of its deferred tax asset; the level of future expenditures for environmental costs; the outcome of regulatory and litigation matters; the impact of Year 2000 issues; and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including those described in the context of such forward-looking statements and in notes to Notes to Condensed Consolidated Financial Statements.

                           PART II. OTHER INFORMATION
ITEM  1.  LEGAL  PROCEEDINGS

     LITIGATION

In July through October 1998, eight lawsuits were filed against the Company and Thomas G. Finck, the former Chairman and Chief Executive Officer of the Company, seven of which also are brought against Peter Rugg, the Chief Financial Officer of the Company. Each case was filed on behalf of a putative class of persons and/or entities who purchased the Company's securities between March 30, 1998 and July 17, 1998, inclusive, and seeks recovery of compensatory damages, fees and costs. The cases allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder in connection with disclosures concerning the Company's properties, operations, and value relating to a prospective sale of the Company or of all or a part of its assets. Additionally, one case alleges negligent misrepresentation and seeks recovery of punitive damages. Each lawsuit was filed in the United States District Court for the Eastern District of Texas, Texarkana Division, as follows: D.H. Lee, Jr., et al. v. Triton Energy Limited, et al.; Richard Strauss, et al. v. Triton Energy Limited, et al.; Birdie Capital Corp., et al.
v. Triton Energy Limited, et al.; North River Trading Co., LLC, et al. v. Triton Energy Limited, et al.; Ken Bortner, et al. v. Triton Energy Limited, et al.; Richard Zorn, et al. v. Triton Energy Limited, et al.; Elizabeth Clofine, et al.
v. Triton Energy Limited, et al.; and Sarah Schreiber, et al. v. Triton Energy Limited, et al. On September 21, 1998, a motion for consolidation and for appointment as lead plaintiffs and for approval of selection of lead counsel was filed with respect to the cases filed in the Texarkana Division. That motion is presently pending.

The Company believes it has meritorious defenses to these claims and intends to vigorously defend these actions. No discovery has been taken at this time, and the ultimate outcome is not currently predictable. There can be no assurance that the litigation will be resolved in the Company's favor. An adverse result could have a material adverse effect on the Company's financial position or results of operations


ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

On September 30, 1998, the Company issued to HM4 Triton, an affiliate of Hicks, Muse, Tate & Furst Incorporated, 1,822,500 shares of 8% preference shares for $70.00 per share, or total proceeds of $127.6 million (before expenses of $10.8 million). The Company issued the shares to HM4 Triton in a private offering without registration under the Securities Act of 1933 (the "Act"), as amended, in reliance on the exemption from registration provided by Section 4(2) of the Act. Each 8% preference share is convertible at any time at the option of the holder into four ordinary shares of the Company (subject to certain antidilution protections). Pursuant to the Shareholders Agreement between the Company and HM4 Triton, L.P., for so long as HM4 Triton and its affiliates continue to hold a certain minimum number of ordinary shares (assuming conversion of 8%
preference shares into ordinary shares), the Company may not take certain actions without the consent of HM4 Triton, including paying dividends on ordinary shares or other shares ranking junior to the 8% preference shares, other than regular dividends on the Company's 5% convertible preference shares. In addition, the terms of the 8% preference shares prohibit the payment of dividends on the ordinary shares unless full cumulative dividends on all such outstanding shares have been paid in full or set aside for payment. Under the provisions of the Company's Articles of Association, the terms of the 8% preference shares can be amended with the approval of the holders of at least two-thirds of the 8% preference shares voting separately as a class.
See Item 1. Notes to Condensed Consolidated Financial Statements - note 9 Sale of 9% Preference Shares and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Requirements.


ITEM  5.  OTHER  INFORMATION.

In July 1998, Thomas G. Finck resigned from his positions as Chairman of the Board and Chief Executive Officer of the Company, Sheldon R. Erikson was elected Chairman of the Board, Robert B. Holland, III, was elected Interim Chief Executive Officer and Nick De'Ath resigned from his position as Senior Vice President Exploration of the Company.

Pursuant to the Shareholders Agreement, on September 30, 1998, the size of the Company's Board of Directors was set at ten, and HM4 Triton exercised its right to designate four out of such ten directors. The Company's Board of Directors now consists of the following individuals: Sheldon R. Erikson, Chairman, President and Chief Executive Officer of Cooper Cameron Corporation; Jack D. Furst, a Managing Director and Principal of Hicks, Muse, Tate & Furst Incorporated; Thomas O. Hicks, Chairman and Chief Executive Officer of Hicks, Muse, Tate & Furst Incorporated; Fitzgerald S. Hudson, a General Partner of Hudson Group Partners; John R. Huff, Chairman and Chief Executive Officer of Oceaneering International, Inc.; Michael E. McMahon, Principal of Rockport Partners; James C. Musselman, Chairman, President and Chief Executive Officer of Avia Energy Development, LLC, and currently the President and Interim Chief Executive Officer of the Company; Lamar Norsworthy, Chairman and Chief Executive Officer of The Holly Corporation; C. Richard Vermillion, Chairman of Gammaloy Holdings L.P.; and J. Otis Winters, Chairman-Director of Pate, Winters & Stone, Inc. Messrs. Furst, Hicks, Vermillion and Winters are new to the Board, while Messrs. Erikson, Hudson, Huff, McMahon, Musselman and Norsworthy had previously been serving as members of the Board. Effective September 30, 1998, Messrs. Ernest E. Cook, Jesse E. Hendricks, Thomas P. Kellogg, Jr., John P. Lewis, and Edwin D. Williamson resigned from the Board.

In October 1998, the Board of Directors of the Company elected Mr. Thomas O. Hicks Chairman of the Board of the Company, James C. Musselman President and Interim Chief Executive Officer, and Robert B. Holland, III Chief Operating Officer. The Board is continuing its search for a permanent Chief Executive Officer.

In connection with the July 1998 change in management, in an effort to retain the remaining members of the senior management team, the Company entered into amended and restated employment agreements with Robert B. Holland, III, then the Interim Chief Executive Officer of the Company, Peter Rugg, Senior Vice President and Chief Financial Officer, and Al E. Turner, Senior Vice President, Operations. The new employment agreements did not change the benefits previously provided under the prior employment agreements with respect to a change in control (although the definition of change in control was amended to reduce the percentage of outstanding securities required to be purchased in order for a change of control to be triggered from 25% to 15%), except that the new agreements provide that, (i) rather than the officer being entitled to a cash payment in lieu of issuing shares in respect of any options held by the officer, such options would remain outstanding and be exercisable for one year from the date of termination, and (ii) the officer would be entitled to the lump sum payment under the Company's Supplemental Executive Retirement Plan in the event of a change in control as defined in that plan. The new agreements also added a severance benefit in the event the officer were terminated without cause, or for good reason, prior to a change in control. In the event of a termination prior to a change in control, the officer would be entitled to the following benefits:
(i) salary for eighteen months following the date of termination and (ii) any stock options would become fully vested and remain exercisable for one year. As a result of the sale of the 1,822,500 8% preference shares to the Purchaser, a change in control has been deemed to have occurred for the purposes of these amended and restated agreements. Therefore, if any of Messrs. Holland, Rugg or Turner is terminated without cause, or if any such officer terminates his employment for good reason, then such officer will be entitled to the benefits provided in the agreements. For purposes of these agreements, "good reason" includes (i) the assignment to the officer of duties inconsistent with his positions, responsibilities and status with the Company, or a change in his reporting responsibilities, titles or offices with the Company, as in effect immediately prior to the change in control, (ii) a reduction in the officer's base salary, (iii) the officer being required based anywhere other than the Company's offices immediately prior to the change in control and (iv) the failure by the Company to continue in effect any benefit plan. In addition, Mr. Holland's agreement was amended to include within the definition of good reason the appointment of a new President or Chief Executive Officer.

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



   3.1   Memorandum of Association. (1)
   3.2   Articles of Association. (1)
   4.1   Specimen Share Certificate of Ordinary Shares, $.01 par value, of the Company. (2)
   4.2   Rights Agreement dated as of March 25, 1996, between Triton and Chemical Bank, as
         Rights Agent, including, as Exhibit A thereto, Resolutions establishing the Junior
         Preference Shares. (1)
   4.3   Resolutions Authorizing the Company's 5% Convertible Preference Shares. (3)
   4.4   Amendment No. 1 to Rights Agreement dated as of August 2, 1996, between Triton and
         Chemical Bank, as Rights Agent. (4)
   4.5   Unanimous Written Consent of the Board of Directors authorizing a Series of
         Preference Shares. (26)
  10.1   Amended and Restated  Retirement Income Plan. (5)
  10.2   Amended and Restated Supplemental Executive Retirement Income Plan. (6)
  10.3   1981 Employee Non-Qualified Stock Option Plan. (7)
  10.4   Amendment No. 1 to the 1981 Employee Non-Qualified Stock Option Plan. (8)
  10.5   Amendment No. 2 to the 1981 Employee Non-Qualified Stock Option Plan. (7)
  10.6   Amendment No. 3 to the 1981 Employee Non-Qualified Stock Option Plan. (5)
  10.7   1985 Stock Option Plan. (9)
  10.8   Amendment No. 1 to the 1985 Stock Option Plan. (7)
  10.9   Amendment No. 2 to the 1985 Stock Option Plan. (5)
 10.10   Amended and Restated 1986 Convertible Debenture Plan. (5)
 10.11   1988 Stock Appreciation Rights Plan. (10)
 10.12   1989 Stock Option Plan. (11)
 10.13   Amendment No. 1 to 1989 Stock Option Plan. (7)
 10.14   Amendment No. 2 to 1989 Stock Option Plan. (5)
 10.15   Second Amended and Restated 1992 Stock Option Plan. (13)
 10.16   Form of Amended and Restated Employment Agreement with Triton Energy Limited and its executive officers. (6)
 10.17   Form of Amended and Restated Employment Agreement with Triton Energy Limited and certain officers. (6)
 10.18   Amended and Restated 1985 Restricted Stock Plan. (5)
 10.19   First Amendment to Amended and Restated 1985 Restricted Stock Plan. (12)
 10.20   Second Amendment to Amended and Restated 1985 Restricted Stock Plan. (13)
 10.21   Executive Life Insurance Plan. (14)
 10.22   Long Term Disability Income Plan. (14)
 10.23   Amended and Restated Retirement Plan for Directors. (9)
 10.24   Amended and Restated Indenture dated as of March 25, 1996 between Triton and
         Chemical Bank, with respect to the issuance of Senior Subordinated Discount Notes due 1997. (13)
 10.25   Amended and Restated Senior Subordinated Indenture by and between the Company and
         United States Trust Company of New York, dated as of March 25, 1996. (13)
 10.26   Contract for Exploration and Exploitation for Santiago de Atalayas I with an effective date of July 1, 1982, between Triton Colombia, Inc., and Empresa Colombiana
         De Petroleos. (9)
 10.27   Contract for Exploration and Exploitation for Tauramena with an effective date of July
         4, 1988, between Triton Colombia, Inc., and Empresa Colombiana De Petroleos. (10)
 10.28   Summary of Assignment legalized by Public Instrument No. 1255 dated September 15,
         1987 (Assignment is in Spanish language). (10)
 10.29   Summary of Assignment legalized by Public Instrument No. 1602 dated June 11, 1990
         (Assignment is in Spanish language). (10)
 10.30   Summary of Assignment legalized by Public Instrument No. 2586 dated September 9,
         1992 (Assignment is in Spanish language). (10)
 10.31   401(K) Savings Plan. (5)
 10.32   Contract between Malaysia-Thailand and Joint Authority and Petronas Carigali
         SDN.BHD. and Triton Oil Company of Thailand relating to Exploration and Production of  Petroleum for Malaysia-Thailand Joint Development Area Block A-18.(15)
 10.33   Triton Crude Purchase Agreement between Triton Colombia, Inc. and Oil Co., LTD.
         dated May 25, 1995. (16)
 10.34   Credit Agreement among Triton Colombia, Inc., Triton Energy Corporation,
         NationsBank, N.A. (Carolinas) and Export-Import Bank of the United States. (12)
 10.35   Amendment No. 1 to Credit Agreement among Triton Colombia, Inc., Triton Energy
         Corporation, NationsBank, N.A. (Carolinas) and Export-Import Bank of the United
         States. (12)
 10.36   Amendment No. 2 to Credit Agreement among Triton Colombia, Inc., Triton Energy
         Corporation, NationsBank, N.A. (Carolinas) and Export-Import Bank of the United
         States. (13)
 10.37   Amendment No. 3 to Credit Agreement among Triton Colombia, Inc., Triton Energy
         Limited, NationsBank, N.A. (Carolinas) and Export-Import Bank of the United
         States. (24)
 10.38   Agreement and Plan of Merger among Triton Energy Corporation, Triton Energy
         Limited and TEL Merger Corp. (12)
 10.39   Credit Agreement among Triton Energy Limited and Triton Energy Corporation, as
         Borrowers, and NationsBank of Texas, N.A., Barclays Bank PLC, Meespierson N.V.,
         The Chase Manhattan Bank and Societe Generale, Southwest Agency dated
         August 30, 1996. (17)
 10.40   Form of Indemnity Agreement entered into with each director and officer of the
         Company. (26)
 10.41   Restated Employment Agreement between John Tatum and the Company. (20)
 10.42   Description of Performance Goals for Executive Bonus Compensation. (20)
 10.43   Stock Purchase Agreement dated September 2, 1997 between the Strategic
         Transaction Company and Triton International Petroleum, Inc. (6)
 10.44   Fourth Amendment to Stock Purchase Agreement dated February 2, 1998 between
         The Strategic Transaction Company and Triton International Petroleum, Inc. (6)
 10.45   Supplemental Indenture dated April 17, 1997 among Triton Energy Corporation, Triton
         Energy Limited and The Chase Manhattan Bank (formerly known as Chemical Bank)
         amending Amended and Restated Indenture dated as of March 25, 1996 relating to the Senior Subordinated Discount Notes due 1997. (21)
 10.46   Supplemental Indenture dated April 17, 1997 among Triton Energy Corporation, Triton
         Energy Limited and United States Trust Company of New York amending Amended and Restated Senior Subordinated Indenture dated as of March 25, 1996 relating to the
         9 3/4% Senior Subordinated Discount Notes due 2000. (21)
 10.47   Senior Indenture dated April 10, 1997 among Triton Energy Corporation, Triton
         Energy Limited and The Chase Manhattan Bank. (21)
 10.48   First Supplemental Indenture dated April 10, 1997 among Triton Energy Corporation,
         Triton Energy Limited and The Chase Manhattan Bank amending Senior Indenture dated as of April 10, 1997 relating to the 8 3/4% Senior Notes due 2002. (21)
 10.49   Second Supplemental Indenture dated April 10, 1997 among Triton Energy Corporation,
         Triton Energy Limited and The Chase Manhattan Bank amending Senior Indenture dated as of April 10, 1997 relating to the 9 1/4% Senior Notes due 2005. (21)
 10.50   First Amendment to Credit Agreement dated as of April 4, 1997 among Triton Energy
         Limited and Triton Energy Corporation, as Borrowers, and NationsBank of Texas, N.A.,
         Barclays Bank PLC, Meespierson N.V., The Chase Manhattan Bank and Societe
         Generale, Southwest Agency. (21)
 10.51   1997 Share Compensation Plan. (21)
 10.52   First Amendment to 1997 Share Compensation Plan. (6)
 10.53   First Amendment to Amended and Restated Retirement Plan for Directors. (6)
 10.54   First Amendment to Second Amended and Restated 1992 Stock Option Plan. (21)
 10.55   Second Amendment to Second Amended and Restated 1992 Stock Option Plan. (6)
 10.56   Agreement to Release Triton Energy Corporation and Second Amendment to Credit
         Agreement dated as of July 21, 1997 among Triton Energy Limited and Triton Energy
         Corporation, as Borrowers, and NationsBank of Texas, N.A., Barclays Bank PLC,
         MeesPierson N.V., The Chase Manhattan Bank and Societe Generale, Southwest
         Agency. (22)
 10.57   Amended and Restated Indenture dated July 25, 1997 between Triton Energy Limited and The Chase Manhattan Bank. (22)
 10.58   Amended and Restated First Supplemental Indenture dated July 25, 1997 between Triton
         Energy Limited and The Chase Manhattan Bank relating to the 8 3/4% Senior Notes due 2002. (22)
 10.59   Amended and Restated Second Supplemental Indenture dated July 25, 1997 between
         Triton Energy Limited and The Chase Manhattan Bank relating to the 9 1/4% Senior
         Notes due 2005. (22)
 10.60   Third Amendment to Credit Agreement dated as of September 30, 1997 among Triton
         Energy Limited, NationsBank of Texas, N.A., Barclays Bank PLC, MeesPierson N.V.,
         The Chase Manhattan Bank and Societe Generale, Southwest Agency. (23)
 10.61   Amendment to Amended and Restated Retirement Income Plan dated
         December 31, 1996. (24)
 10.62   Amendment to 401(K) Savings Plan dated December 31, 1996. (24)
 10.63   Share Purchase Agreement dated July 17, 1998 among Triton Energy Limited, Triton
         Asia Holdings, Inc., Atlantic Richfield Company and ARCO JDA Limited. (25)
 10.64   Shareholders Agreement dated August 3, 1998 among Triton Energy Limited, Triton
         Asia Holdings, Inc., Atlantic Richfield Company, and ARCO JDA Limited. (25)
 10.65   Amendment to the Triton Exploration Services, Inc. Retirement Income Plan dated
         August 1, 1998. (25)
 10.66   Amendment to the Triton Exploration Services, Inc. 401(k) Savings Plan dated
         August 1, 1998. (25)
 10.67   Stock Purchase Agreement dated as of August 31, 1998 between Triton Energy
         Limited and HM4 Triton, L.P. (26)
 10.68   Shareholders Agreement dated as of September 30, 1998 between Triton Energy
         Limited and HM4 Triton, L.P. (26)
 10.69   Financial Advisory Agreement dated as of September 30, 1998 between Triton Energy
         Limited and Hicks, Muse & Co. Partners, L.P. (26)
 10.70   Monitoring and Oversight Agreement dated as of September 30, 1998 between Triton
         Energy Limited and Hicks, Muse & Co. Partners, L.P. (26)
 10.71   Amended and Restated Employment Agreement among Triton Energy Limited, Triton
         Exploration Services, Inc. and Robert B. Holland, III. (26)
 10.72   Form of Amended and restated Employment Agreement among Triton Energy Limited,
         Triton Exploration Services, Inc. and each of Peter Rugg and Al E. Turner. (26)
 10.73   Second Amendment to 1997 Share Compensation Plan. (26)
 10.74   Severance Agreement dated as of July 15, 1998 between Thomas G. Finck and Triton
         Energy Limited. (26)
  12.1   Computation of Ratio of Earnings to Fixed Charges. (26)
  12.2   Computation of Ratio of Earnings to Combined Fixed Charges and Preference
         Dividends. (26)
  27.1   Financial Data Schedule.(26)
  99.1   Heads of Agreement for the Supply of Gas from the Block A-18 of the Malaysia-
         Thailand Joint Development Area. (24)
  99.2   Rio Chitamena Association Contract. (19)
  99.3   Rio Chitamena Purchase and Sale Agreement. (19)
  99.4   Integral Plan - Cusiana Oil Structure. (19)
  99.5   Letter Agreements with co-investor in Colombia. (19)
  99.6   Colombia Pipeline Memorandum of Understanding. (19)
  99.7   Amended and Restated Oleoducto Central S.A. Agreement dated as of March 31,
         1995. (18)

_______________________________

  (1)  Previously filed as an exhibit to the Company's Registration Statement on Form S-3
       (No 333-08005) and incorporated herein by reference.
  (2)  Previously filed as an exhibit to the Company's Registration Statement on Form 8-A dated March 25, 1996 and incorporated herein by reference.
  (3)  Previously filed as an exhibit to the Company's and Triton Energy Corporation's
       Registration Statement on Form S-4 (No. 333-923) and incorporated herein by reference.
  (4)  Previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A
       (Amendment No. 1) dated August 14, 1996 and incorporated herein by reference.
  (5)  Previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form
       10-Q for the quarter ended November 30, 1993 and incorporated by reference herein.
  (6)  Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.
  (7)  Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
       10-K for the fiscal year ended May 31, 1992 and incorporated herein by reference.
  (8)  Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
       10-K for the fiscal year ended May 31, 1989 and incorporated by reference herein.
  (9)  Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
       10-K for the fiscal year ended May 31, 1990 and incorporated herein by reference.
 (10)  Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
       10-K for the fiscal year ended May 31, 1993 and incorporated by reference herein.
 (11)  Previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form
       10-Q for the quarter ended November 30, 1988 and incorporated herein by reference.
 (12)  Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
       10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.
 (13)  Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
       quarter ended March 31, 1996 and incorporated herein by reference.
 (14)  Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
       10-K for the fiscal year ended May 31, 1991 and incorporated herein by reference.
 (15)  Previously filed as an exhibit to Triton Energy Corporation's current report on Form
       8-K dated April 21, 1994 and incorporated by reference herein.
 (16)  Previously filed as an exhibit to Triton Energy Corporation's Current Report on Form
       8-K dated May 26, 1995 and incorporated herein by reference.
 (17)  Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
       quarter ended September 30, 1996 and incorporated herein by reference.
 (18)  Previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form
       10-Q for the quarter ended June 30, 1995 and incorporated herein by reference.
 (19)  Previously filed as an exhibit to Triton Energy Corporation's current report on Form
       8-K/A dated July 15, 1994 and incorporated by reference herein.
 (20)  Previously filed as an exhibit to Triton Energy Limited's Annual Report on Form 10-K
       For the fiscal year ended December 31, 1996 and incorporated herein by reference.
 (21)  Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
       quarter ended March 31, 1997 and incorporated herein by reference.
 (22)  Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
       quarter ended June 30, 1997 and incorporated herein by reference.
 (23)  Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
       quarter ended September 30, 1997 and incorporated herein by reference.
 (24)  Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.
 (25)  Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.
 (26)  Filed herewith.




(b)     Reports  on  Form  8-K


On August 17, 1998, the Company filed a Current Report on Form 8-K reporting the sale to ARCO of one-half of the shares of the subsidiary through which the Company owned its 50% share of Block A-18.

On September 9, 1998, the Company filed a Current Report on Form 8-K reporting the execution of the Stock Purchase Agreement with HM4 Triton.

                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TRITON  ENERGY  LIMITED



                                       By: /s/ Peter Rugg
                                           ----------------------
                                           Peter Rugg
                                           Senior Vice President and Chief
                                              Financial Officer


Date:   November  13,  1998