Form 10-K405
period 1998-12-31
TRITON ENERGY LTD
filed 1999-03-26
CIK 1009404

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K
(Mark  One)
 (X)             ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED: December 31, 1998

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



        CALEDONIAN HOUSE
    MARY STREET, P.O. BOX 1043
       GEORGE TOWN
  GRAND CAYMAN, CAYMAN ISLANDS                                  NONE
                                                             (Zip Code)
(Address of principal executive offices)

         Registrant's telephone number, including area code: 345-949-0050

            Securities registered pursuant to Section 12(b) of the Act:


                                                   NAME OF EACH EXCHANGE
  TITLE OF EACH CLASS                               ON WHICH REGISTERED
  -------------------                              ---------------------
                                                   New York Stock Exchange
 Ordinary Shares, $.01 par value


         Securities registered pursuant to Section 12(g) of the Act:

                                   None.


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING  REQUIREMENTS  FOR  THE  PAST  90  DAYS.  YES  X     NO
                                                    -----       -----
     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K (SECTION 229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS
FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.     X
                                                -----
     THE AGGREGATE MARKET VALUE  OF  THE  OUTSTANDING  ORDINARY  SHARES  HELD
BY NON-AFFILIATES OF THE REGISTRANT AT MARCH 17, 1999 (FOR SUCH PURPOSES ONLY, ALL DIRECTORS AND EXECUTIVE OFFICERS ARE PRESUMED TO BE AFFILIATES) WAS APPROXIMATELY $244.9 MILLION, BASED ON THE CLOSING SALES PRICE OF $7 ON THE NEW YORK STOCK EXCHANGE.

     AS  OF  MARCH  17,  1999,     36,662,819      ORDINARY  SHARES  OF  THE
                                   ----------
REGISTRANT  WERE  OUTSTANDING.

                       DOCUMENTS INCORPORATED BY REFERENCE
     PORTIONS OF THE PROXY STATEMENT PERTAINING TO THE 1999 ANNUAL MEETING OF SHAREHOLDERS OF TRITON ENERGY LIMITED ARE INCORPORATED BY REFERENCE INTO PART III HEREOF.

                              TRITON ENERGY LIMITED

                                TABLE OF CONTENTS


Form 10-K Item                                                                           Page
--------------                                                                           ----


PART    I
        ITEMS 1. and 2.  Business and Properties                                            2
        ITEM 3.          Legal Proceedings                                                 18
        ITEM 4.          Submission of Matters to a Vote of Security Holders               20

PART    II
        ITEM 5.          Market for Registrant's Common Equity and Related
                         Stockholder Matters                                               21
        ITEM 6.          Selected Financial Data                                           25
        ITEM 7.          Management's Discussion and Analysis of Financial Condition and
                         Results of Operations                                             26
        ITEM 7.A.        Quantitative and Qualitative Disclosures about Market Risk        40
        ITEM 8.          Financial Statements and Supplementary Data                       42
        ITEM 9.          Changes in and Disagreements with Accountants on Accounting and
                         Financial Disclosure                                              42

PART    III
        ITEM 10.         Directors and Executive Officers of the Registrant                43
        ITEM 11.         Executive Compensation                                            43
        ITEM 12.         Security Ownership of Certain Beneficial Owners and Management    43
        ITEM 13.         Certain Relationships and Related Transactions                    43

PART    IV
        ITEM 14.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K  44



ITEMS  1.  AND  2.     BUSINESS  AND  PROPERTIES


GENERAL

     Triton Energy Limited is an international oil and gas exploration and production company. The Company's principal properties, operations, and oil and gas reserves are located in Colombia and Malaysia-Thailand. The Company is exploring for oil and gas in these areas, as well as in southern Europe, Africa and the Middle East.

     Triton Energy Limited was incorporated in the Cayman Islands in 1995 to become the parent holding company of Triton Energy Corporation, a corporation formed in Texas in 1962 and reincorporated in Delaware in 1995. The Company's principal executive offices are located at Caledonian House, Mary Street, George Town, Grand Cayman, Cayman Islands, and its telephone number is (345) 949-0050. The terms "Company" and "Triton" when used in this report mean Triton Energy Limited and its subsidiaries and other affiliates through which Triton conducts its business, unless the context otherwise implies. Information regarding the Company can be obtained by contacting the Company's Investor Relations department at Triton Energy, 6688 North Central Expressway, Suite 1400, Dallas, Texas 75206, telephone number (214) 691-5200, or at the Company's web site, www.tritonenergy.com.

CERTAIN  DEVELOPMENTS  IN  1998

     Sale  of  Triton  Pipeline  Colombia,  Inc.
     -------------------------------------------

     In February 1998, the Company sold Triton Pipeline Colombia, Inc., ("TPC") a wholly owned subsidiary that held the Company's 9.6% equity interest in the Colombian pipeline company, Oleoducto Central S. A. ("OCENSA"). See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations"  and  note  5  of  Notes  to  Consolidated  Financial  Statements.

     Sale of Interest in Block A-18 of the Malaysia-Thailand Joint Development
     ---------------------------------------------------------------------------
Area
 ---

     In July 1998, the Company signed an agreement providing financing for the development of the Company's gas reserves on Block A-18 of the Malaysia-Thailand Joint Development Area. Under terms of the agreement, consummated in August
1998, the Company sold to a subsidiary of the Atlantic Richfield Company ("ARCO") one-half of the shares of the subsidiary through which the Company owned its 50% share of Block A-18. See " - Oil and Gas Properties -
Malaysia-Thailand" below, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and note 5 of Notes to Consolidated Financial Statements.

     Restructure  of  Operations
     ---------------------------

     In July 1998, the Company commenced a plan to restructure the Company's operations, reduce overhead costs and substantially scale back exploration-related expenditures. The plan contemplated the closing of foreign offices in four countries, the elimination of approximately 105 positions, or 41% of the worldwide workforce, and the relinquishment or other disposal of several exploration licenses. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and notes 3 and 4 of Notes to Consolidated Financial Statements.

     Stock  Purchase  Agreement  with  an Affiliate of Hicks, Muse, Tate & Furst
     ---------------------------------------------------------------------------
Incorporated
------------

     In August 1998, the Company and HM4 Triton, L.P. ("HM4 Triton"), an affiliate of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse"), entered into a stock purchase agreement (the "Stock Purchase Agreement") that provided for a $350 million equity investment in the Company. The investment was effected in two stages, resulting in the issuance of 1,822,500 shares of 8% convertible preference shares ("8% Preference Shares") in September 1998 (all of which were issued to HM4 Triton) and an additional 3,177,500 8% Preference Shares in January 1999 (of which 3,114,863 shares were issued to HM4 Triton and the remainder of which were issued to the public in a rights offering). Each 8% Preference Share is convertible at any time at the option of the holder into four ordinary shares of the Company (subject to certain antidilution protections). The Company and HM4 Triton also entered into a Shareholders Agreement (the "Shareholders Agreement") pursuant to which, among other things, HM4 Triton (and its designated transferees, collectively) may designate a certain number of nominees for election to the Company's Board of Directors. Pursuant to the Shareholders Agreement, in September 1998, the size of the Company's Board of Directors was set at ten, and HM4 Triton exercised its right to designate four out of such ten directors. In addition, the Shareholders Agreement provides that, for so long as HM4 Triton and its affiliates continue to hold a certain minimum number of ordinary shares (assuming conversion of 8% Preference Shares into ordinary shares), the Company may not take certain actions without the consent of HM4 Triton, including entering into any merger or sale of substantial assets and paying dividends on ordinary shares or other shares ranking junior to the 8% Preference Shares, other than regular dividends on the Company's 5% convertible preference shares ("5% Preference Shares"). See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and notes 2, 13 and 20 of Notes to Consolidated Financial Statements.


OIL  AND  GAS  PROPERTIES

     Colombia
     --------

     Through the Company's wholly owned subsidiaries, Triton Colombia, Inc. and Triton Resources Colombia, Inc. (collectively, "Triton Colombia"), the Company has varying participation interests in six licenses in Colombia.

     Cusiana  and  Cupiagua  Fields

          Contract  Terms.  In  the Andean foothills of the Llanos Basin area in
          ---------------
eastern Colombia, Triton Colombia holds a 12% interest in the SDLA, Tauramena and Rio Chitamena contract areas, covering approximately 66,000, 36,300 and 6,700 acres, respectively, where an active development program is being carried out in the Cusiana and Cupiagua fields (the "Fields"). The area is located approximately 160 kilometers (100 miles) northeast of Bogota . Triton's partners in these areas are Empresa Colombiana De Petroleos ("Ecopetrol"), the Colombian national oil company, with a 50% interest, BP Exploration Company (Colombia) Limited ("BP"), the operator, with a 19% interest, and TOTAL Exploratie en Produktie Maatschippij B.V. ("TOTAL"), also with a 19% interest. Triton's net revenue interest is approximately 9.6% after governmental royalties. Triton's net revenue is reduced by up to 0.36% pursuant to an agreement with an original co-investor, subject to Triton being reimbursed for a proportionate share of related expenditures.

          The Company and its private partners have secured the right to produce oil and gas from the SDLA and Tauramena contract areas through the years 2010 and 2016, respectively, and from the Rio Chitamena contract area through 2015 or 2019, depending on contract interpretation. In July 1994, Triton Colombia, BP, TOTAL and Ecopetrol entered into an Integral Plan for the Unified Exploitation of the Cusiana Oil Structure in the SDLA, Tauramena and Rio Chitamena Association Contract Areas. Under the plan, the parties have agreed to develop the Cusiana oil structure in a technically efficient and cooperative manner during three consecutive periods of time. During the initial period (ending with the expiration of the SDLA association contract in 2010), petroleum produced from the unified area will be owned by the parties according to their interests in each contract area.

          In the first quarter of 2005, an independent determination of the original barrels of oil equivalent ("BOE") of petroleum in place under the unified area and under each association contract will be made. Then a "tract factor" will be calculated for each association contract. Each tract factor will be the amount of original BOEs of petroleum in place under the particular association contract as a percentage of the total original BOEs under the unified area. Each party's unified area interest during the second period (commencing from the expiration of the SDLA association contract in 2010) and during the final period (commencing from the termination of the second association contract to termination) will be the aggregate of that party's interest in each remaining association contract multiplied by the tract factor for each such contract.

          Recent  Drilling  Results.  In  the Cusiana Field, during 1998, Triton
          -------------------------
Colombia and its working interest partners completed an additional seven wells, bringing the total completions to date to 40 producing wells, 12 gas injection wells and two water injection wells. The gas injection wells recycle to the Mirador formation most of the gas that is associated with the oil production to increase the oil recoverable during the life of the field. The water injection wells inject the field's produced water into the Barco and Guadalupe formations for disposal and pressure maintenance. There are currently five drilling rigs operating in the Cusiana Field, and the Company expects that eight oil production and water or gas injection wells will be completed during 1999.

          In the Cupiagua Field, during 1998, Triton Colombia and its working interest partners completed an additional six wells, bringing the total completions to date to 18 producing wells and five gas injection wells. There are currently six drilling rigs operating in the Cupiagua Field, and the Company expects that eleven oil production and water or gas injection wells will be completed during 1999.

          In January 1998, the sidetrack of the suspended Cusiana-5 well, referred to as the Cupiagua-EXP well, was completed as a discovery of the Cupiagua South extension of the Cupiagua Field. The well penetrated the Mirador and Barco formations and confirmed the upthrown block of the Cupiagua lower plate. The logs and other data taken from the well confirmed that the hydrocarbon accumulation has a different oil/water contact than either the core of the Cupiagua Field or the lower plate discovered in the Cupiagua K-5 well, drilled in late 1995. The reservoir discovered by the Cupiagua-EXP well was designated the Cupiagua South Field, which was granted commerciality by Ecopetrol and placed on production in June 1998.

          Production Facilities and Pipelines.  The production facilities in the
          -----------------------------------
Cusiana  Field  have  been  completed.  The  components  of  the Cusiana Central
Processing Facility (CPF) consist of a long term test facility, four early production units, and two 80,000 barrels of oil per day ("BOPD") production trains, which brought the production capacity of the Cusiana CPF to approximately 320,000 BOPD. Currently, the production of the Cusiana Field is limited by the gas handling capacity of the Cusiana CPF of about 1,400 million cubic feet of gas per day.

          In 1998, the two 100,000 BOPD production trains at the Cupiagua CPF were completed and put in operation, which process the condensate and gas production from the Cupiagua producing wells. The gas handling capacity of the Cupiagua CPF is approximately 840 million cubic feet of gas per day and a third compression unit is being installed, which is designed to bring the Cupiagua gas handling capacity to approximately 1,300 million cubic feet of gas per day.

          Crude oil and condensate produced from the Cusiana and Cupiagua fields, as well as crude oil from other third parties, are transported to the Caribbean port of Covenas through the 832-kilometer (520-mile) pipeline system operated by OCENSA. OCENSA is a Colombian company formed by Triton Pipeline Colombia, Inc., a wholly owned subsidiary of the Company until its sale in February 1998, Ecopetrol, BP Colombia Pipelines Ltd., Total Pipeline Colombie, S.A., IPL Enterprises (Colombia) Inc. and TCPL International Investments Inc.

     Other  Areas  in  Colombia

          Triton owns rights to three additional licenses in Colombia. In the Middle Magdalena Valley basin and adjacent foothills, Triton owns a 50% interest (before certain royalties and government participation) in the El Pinal contract area, which covers approximately 36,000 acres (after a partial relinquishment in 1998) approximately 330 kilometers (205 miles) north of Bogota . In the southern part of El Pinal, Triton discovered and confirmed the Liebre Field with two wells (the Liebre-1 and -2). Liebre-1 ceased production in June 1998 while Liebre-2 continues to produce approximately 160 BOPD.

          In June 1995, the Company was awarded the Guayabo A and B association contracts, with Deminex Colombia Petroleum Gmbh acquiring a 50% interest in 1996. The area is located approximately 150 kilometers (93 miles) north of Bogota. The Guayabo A block covers approximately 167,000 acres. The Guayabo B block was reduced in size to approximately 148,000 acres after a mandatory relinquishment at the end of the first exploration phase. The Company expects to spud an exploratory well in the Guayabo A block during 1999. In the Guayabo B block, the Company is currently conducting a surface geology program to satisfy the commitments for the second exploration phase ending in 1999.

     Malaysia-Thailand
     -----------------

     Through the Company's 50% owned subsidiaries, Triton Oil Company of Thailand (JDA) Limited and Triton Oil Company of Thailand (collectively, "Triton Thailand"), the Company has a participating interest in Block A-18 of the Malaysia-Thailand Joint Development Area in the Gulf of Thailand. ARCO owns the remaining shares of Triton Thailand. To date, eight fields have been discovered on the block. The operator is Carigali-Triton Operating Company Sdn. Bhd. ("CTOC"), a company owned equally by Triton Thailand and Petronas Carigali
(JDA) Sdn. Bhd. ("Carigali"), a subsidiary of the Malaysian national oil company.

          Contract  Terms

          In April 1994, Triton Thailand signed a production-sharing contract covering the offshore area designated as Block A-18 of the Malaysia-Thailand Joint Development Area. The contract area in the Gulf of Thailand, which encompasses approximately 731,000 acres, had been the subject of overlapping claims between Malaysia and Thailand. The other parties to the production-sharing contract are the Malaysia-Thailand Joint Authority (the "MTJA"), which has been established by treaty to administer the Joint Development Area, and Carigali. The treaty provides for the development of the Joint Development Area that includes Block A-18. Triton Thailand previously held a license from Thailand that covered part of the Joint Development Area.

          The term of the contract is 35 years, subject to possible relinquishment of certain areas and subject to the treaty between Malaysia and Thailand creating the MTJA remaining in effect. Triton and Carigali have the right to explore for oil and gas for the first five years of the contract. The contract provides that if there is a discovery of natural gas (not associated with crude oil), and if the MTJA agrees, the contractors will be able to hold that gas field without production for an additional five-year period, provided the contractors submit to the MTJA an acceptable development plan for the field. The contractors then have a five-year period from the MTJA's acceptance of the development plan to develop the field, and have the right to produce gas from the field for 20 years plus a number of years equal to the number of years, if any, prior to the end of the holding period that gas production commenced (or until the termination of the contract, if earlier). The contract grants to the operators the right to produce oil from an oil field for 25 years (or until the termination of the contract, if earlier). Any areas not developed and producing within the periods provided will be relinquished. The MTJA has approved the gas-holding area applications for the Bulan, Bumi, Cakerawala and Suriya Fields, which, together represent approximately 91% of the proved reserves of Block A-18 as of December 31, 1998.

          As oil and gas are produced, the MTJA is entitled to a 10% royalty. Up to 50% of each unit of production is considered "cost oil" or "cost gas" and will be allocated to the contractors to the extent of their recoverable costs, with the balance considered "profit oil" or "profit gas" to be divided 50% to the MTJA and 50% to the contractors (i.e., 25% to Carigali and 25% to Triton Thailand). Triton Thailand's share of production is subject to an additional royalty equal to 0.75% of Block A-18 production. Tax rates imposed by the MTJA on behalf of the governments of Malaysia and Thailand are 0% for the first eight years of production, 10% for the next seven years of production and 20% for any remaining production.

          The MTJA has agreed, subject to government approval, to extend the five-year exploration period by three years (provided that the holding period for any discovery in the additional three-year period would not extend beyond the tenth anniversary of the contract) and to increase the percentage of each unit of production that is considered "cost oil" or "cost gas" from 50% to 60% for the Cakerawala Field and the Bulan Field, the fields planned for first-phase development. The 35-year term of the contract is not affected.

          The parties to the contract executed a "heads of agreement" in April 1998 contemplating a definitive gas-sales agreement for the sale of natural gas from the block. Buyers of the gas would be the Petroleum Authority of Thailand
(PTT), the Thailand national oil company, and Petroliam Nasional Berhad (PETRONAS), the Malaysian national oil company, on an equal basis. The representatives of each of the parties have agreed to present an agreed form of gas-sales agreement to their respective Boards of Directors and the governments of Malaysia and Thailand for approval, but there can be no assurance as to whether, or when, a definitive gas-sales agreement will be approved or executed.

          Agreements  with  ARCO

          In August 1998, the Company sold to ARCO for $150 million one-half of the shares of the subsidiary through which the Company owns its interest in Triton Thailand. The Company's agreements with ARCO require ARCO to pay the future exploration and development costs attributable to Triton Thailand's interest in Block A-18, up to $377 million or until first production from a gas field, after which the Company and ARCO would each pay 50% of such costs. The agreements provide that the Company will recover its investment in recoverable costs in the project, approximately $101 million, and that ARCO will recover its investment in recoverable costs, on a first-in, first-out basis from the cost recovery portion of future production. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and note 5 of Notes to Consolidated Financial Statements.

          Recent  Drilling  Results

          During 1998, two wells were drilled on Block A-18. The Senja-2 appraisal well was drilled approximately five kilometers (3 miles) east of the Senja-1 discovery well drilled in 1997. The Senja-2 well encountered 118 feet of net pay, 14.5 feet of which were tested. By comparison, the Senja-1 discovery well encountered 213 feet of net pay. During a single test of a selected zone, the Senja-2 well flowed at a maximum daily rate of 2 million cubic feet of gas and 59 barrels of condensate. The Bulan-3 appraisal well was drilled approximately three kilometers (1.9 miles) north of the Bulan-1 discovery well drilled in 1996. The Bulan-3 well encountered 143 feet of net pay which was evaluated with wireline tools and the well was abandoned without drill stem testing.

          Development  Plan

          In December 1997, the MTJA approved the field development plan for the Cakerawala Field. Initial development plans call for three wellhead platforms, a production platform, a living quarters platform, a floating storage and off-loading vessel for oil and condensate and 35 development wells. The Company expects that development of the field will commence following execution of a definitive gas-sales agreement and that development will take approximately 30 to 36 months to complete.

     Ecuador
     -------

     The Company holds a 55% interest in Block 19, which covers approximately 494,000 acres located in the Andean foothills of the Oriente Basin. Triton's partners in the block are Vintage Petroleum Ecuador, Inc., with a 30% interest, and Ranger Oil Limited, with a 15% interest. The partners' remaining work program commitments for Block 19 consist of the drilling of one exploratory well by November 2000.

     Greece
     ------

     The Company has signed two leases with Hellenic Petroleum, the national oil company of Greece, with the Company having an 88% interest in each lease and Hellenic Petroleum the remaining 12% interest. The Gulf of Patraikos contract area covers approximately 519,000 acres located offshore between the western coast of Greece and the offshore Ionian islands of Lefkas, Kefalonia and Zakynthos in water depths of up to 1,700 feet. The lease provides a primary exploration term expiring in September 2001 with a commitment of 2,000 kilometers (1,250 miles) of new 2D seismic and the drilling of one exploratory well for a total expenditure of not less than $13.5 million. The Company has reprocessed approximately 3,000 kilometers (1,900 miles) of existing 2D seismic and plans to acquire approximately 1,000 kilometers (625 miles) of new 2D seismic in 1999.

     The Aitoloakarnania contract area covers approximately 956,000 acres located onshore in western Greece. The lease provides a primary exploration term expiring in September 1999 with a commitment of 200 kilometers of 2D seismic and the drilling of two exploratory wells for a total expenditure of not less than $13.25 million. The Company has reprocessed approximately 660 kilometers (410 miles) of existing 2D seismic and acquired approximately 200 kilometers (125 miles) of new 2D seismic, and has applied for a one-year extension of the obligation to drill the exploratory wells.

     Italy
     -----

     The Company holds interests in six licenses in Italy comprising three offshore blocks in the Adriatic Sea and three onshore blocks in the Southern Apennines. Applications for two other onshore blocks were withdrawn in 1998.

     The Company has a 40% interest in each of the contiguous DR71 and DR72 licenses covering approximately 493,000 acres in the Adriatic Sea located 45 kilometers (28 miles) offshore the city of Brindisi. Triton's partners in these licenses are Enterprise Oil Italiana, S.p.A. ("Enterprise"), the operator, with a 45% interest, and Mobil Oil Italiana S.p.A. ("Mobil"), with a 15% interest. During 1998, the Company and its working interest partners drilled the Giove-1 well. The well was drilled to a total depth of 3,458 feet but was prematurely abandoned due to a gas blowout and mechanical failure. A replacement well, Giove-2, was drilled to a total depth of 4,285 feet and encountered oil and gas. Additional work is required to evaluate the commercial potential of the licenses. In March 1999, Mobil notified Enterprise and Triton of its intent to withdraw and not enter the second exploration period of the DR71 and DR72 licenses. The Company expects that it will receive at least its proportionate share of Mobil's interest in the blocks, and may acquire all of Mobil's interest depending on Enterprise's response to the Mobil notice.

     In 1998, Triton acquired a 20% interest in a third offshore license, FR33AG. The license covers approximately 71,600 acres and is adjacent to the DR71 and DR72 licenses. Eni S.p.A. is operator, with a 50% interest, and Enterprise holds the remaining 30% interest. The license provides a primary exploration term expiring in September 2004 with a commitment of 250 km (156 miles) of new 2D seismic and the drilling of one exploratory well.

     In the southern Apennine Mountains, the Company has an interest in three contiguous licenses, Fosso del Lupo, Valsinni and Masseria de Sole, covering approximately 101,000 acres in the Matera province. The Company is the operator, with a 50% interest, and Union Texas Adriatic holds the remaining 50% interest. The licenses provide a primary exploration term expiring in August 2002 and provide a combined work commitment of approximately 200 km (120 miles) of new 2D seismic and the drilling of three exploratory wells. The Company plans to acquire approximately 50 kilometers (30 miles) of seismic data over the licenses in 1999.

     Equatorial  Guinea
     ------------------

     The Company has signed production-sharing contracts covering two contiguous blocks (Blocks F and G) with the Republic of Equatorial Guinea. The contracts give the Company the right to explore and develop an area covering approximately
1.3 million acres located offshore and southwest of the town of Bata in water depths of up to 5,200 feet. They provide an exploration term expiring in April 2000 with a commitment of 2,000 kilometers (1,250 miles) of seismic and the drilling of one exploratory well, which the Company intends to drill in 1999.
The Company has acquired approximately 5,600 kilometers (3,500 miles) of 2D seismic followed by a further 660 kilometers of infill 2D seismic and two site surveys.

     Madagascar
     ----------

     The Company has signed a production-sharing contract with the Office of National Mines and Strategic Industries in Madagascar covering the Ambilobe Block. The block (approximately 4.3 million acres, after a partial relinquishment in 1998) is located directly offshore from Ambilobe in water depths of up to 11,500 feet. The Company has acquired approximately 3,000 kilometers (1,875 miles) of new 2D seismic.

     Oman
     ----

     In 1998, the Company signed a production sharing contract for Block 40, covering approximately 1.3 million acres located offshore in the Straits of Hormuz. The contract provides an exploration term expiring in June 2001 with a commitment of the drilling of one exploratory well. Triton is currently reprocessing approximately 4,100 kilometers (2,600 miles) of existing 2D seismic.

     1998  Reduction  in  Exploration  Activities
     --------------------------------------------

     In July 1998, the Company announced a plan to restructure operations, reduce overhead costs and substantially scale back exploration-related capital expenditures. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and notes 3 and 4 of Notes to Consolidated Financial Statements. As a result of the scale back in exploration and in some cases for technical reasons, during 1998 and early 1999, the Company effected, or commenced the steps necessary for, the following:

-  Colombia - relinquished its interest in the Las Amelias license.

-  China - ceased its exploration efforts and closed its local offices.

- Guatemala - ceased its exploration efforts and closed its local office, and the Company is in the process of relinquishing its interest in its blocks.

-  Indonesia - sold its interest in the Blora production-sharing contract.

-  Madagascar - relinquished its interest in the Cap St. Marie Block.

-  Oman - relinquished its interest in Block 22.

- Tunisia - withdrew from its interest in the Medjerda production sharing contract.

-  England - closed its regional office.


RESERVES


     The following table sets forth a summary of the estimated oil and gas reserves of the Company at December 31, 1998, and is based on separate estimates of the Company's net proved reserves prepared by the independent petroleum engineers, DeGolyer and MacNaughton, with respect to the proved reserves in the Cusiana and Cupiagua fields in Colombia, and by the Company's internal petroleum engineers with respect to the proved reserves in Malaysia-Thailand on Block A-18 in the Gulf of Thailand and the Liebre Field in Colombia. This table sets forth the estimated net quantities of proved developed and undeveloped oil and gas reserves and total proved oil and gas reserves owned by the Company. For additional information regarding the Company's reserves, including the standardized measure of future net cash flows, see note 25 of Notes to Consolidated Financial Statements. Oil reserves data include natural gas liquids and condensate.

        Net proved reserves at December 31, 1998, were:


                            PROVED            PROVED             TOTAL
                           DEVELOPED         UNDEVELOPED         PROVED
                       ----------------  -----------------  -----------------

                         OIL      GAS      OIL      GAS       OIL       GAS
                       (MBBLS)   (MMCF)   (MBBLS)  (MMCF)   (MBBLS)    (MMCF)
                       -------  -------  -------  --------  --------  --------

Colombia (1)            86,039   12,284   49,288       ---   135,327    12,284
Malaysia-Thailand (2)      ---      ---    8,017   570,312     8,017   570,312
                       -------  -------  -------  --------  --------  --------

Total                   86,039   12,284   57,305   570,312   143,344   582,596
                       =======  =======  =======  ========  ========  ========




---------------------

(1) Includes liquids to be recovered from Ecopetrol as reimbursement for precommerciality expenditures.
(2) As of December 31, 1998, the Company did not have a contract for the sale of gas to be produced from its interest in the Malaysia-Thailand Joint Development Area. In estimating its reserves attributable to such interest, the Company assumed that production from the interest would be sold at the initial base price for natural gas specified in the heads of agreement entered into in April 1998. There can be no assurance that the price to be provided in any gas contract will be equal to the price used in the Company's calculations.


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

OIL  AND  GAS  OPERATIONS

          Production  and  Sales
          ----------------------

     The following table sets forth the net quantities of oil and gas produced by the Company for the years ended December 31, 1998, 1997 and 1996. The table includes production attributable to the Company's 49.9% ownership interest in Crusader Limited ("Crusader") through the date of its sale in 1996, as well as the minority interests in Crusader's consolidated subsidiaries. The production and sales information relating to properties or subsidiary or affiliate ownership interests acquired or disposed of is reflected in the table only since or up to the effective dates of their respective acquisitions or sales, as the case may be. Certain information concerning the Company's revenues, assets and certain other data by geographical area is contained in note 22 of Notes to Consolidated Financial Statements.


                     OIL PRODUCTION (1)        GAS PRODUCTION
                   ----------------------- -----------------------
                   YEAR ENDED DECEMBER 31, YEAR ENDED DECEMBER 31,
                   ----------------------- -----------------------
                    1998   1997  1996       1998   1997  1996
                   -----  -----  -----     -----  -----  -----
                         (MBBLS)                 (MMCF)

Colombia (2)       9,979  5,776  5,738       503    802    298
Indonesia (3)       ---    ---      95       ---    ---    ---
United States (4)   ---    ---      20       ---    ---    475
Crusader (5):
Australia           ---    ---     134       ---    ---  1,744
                   -----  -----  -----     -----  -----  -----
       Total       9,979  5,776  5,987       503    802  2,517
                   =====  =====  =====     =====  =====  =====


____________________
(1)  Includes natural gas liquids and condensate.
(2) Includes Ecopetrol reimbursement barrels and excludes 3.1 million, 2.5 million and .7 million barrels of oil produced and delivered for the years ended December 31, 1998, 1997 and 1996, respectively, in connection with the Company's forward oil sale in May 1995. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" and
note  6  of  Notes  to  Consolidated  Financial  Statements.
(3) In May 1996, the Company sold substantially all of the assets of Triton Indonesia, Inc.
(4)  In March 1996, Triton sold its domestic royalty and mineral interests.
(5)  In 1996, the Company sold all of its interest in Crusader.


     The following tables summarize for the years ended December 31, 1998, 1997 and 1996: (i) the average sales price per barrel of oil and per Mcf of natural gas; (ii) the average sales price per equivalent barrel of production; (iii) the depletion cost per equivalent barrel of production; and (iv) the production cost per equivalent barrel of production:



                 AVERAGE SALES PRICE       AVERAGE SALES PRICE
                 PER BARREL OF OIL (1)      PER MCF OF GAS
                ------------------------  -----------------------
                YEAR ENDED DECEMBER 31,   YEAR ENDED DECEMBER 31,
                ------------------------  -----------------------

                 1998    1997    1996        1998   1997   1996
                ------  ------  ------       -----  -----  -----

Colombia (4)    $12.31  $17.54  $19.62       $0.99  $1.15  $2.56
Indonesia          ---     ---   19.54         ---    ---    ---
United States      ---     ---   16.00         ---    ---   1.15
Crusader:
   Australia       ---     ---   19.95         ---    ---   1.69

                                         PER EQUIVALENT BARREL (2)
                 ----------------------------------------------------------------------------
                   AVERAGE SALES PRICE           DEPLETION (3)             PRODUCTION COST
                 -------------------------  ------------------------  -----------------------
                  YEAR ENDED DECEMBER 31,    YEAR ENDED DECEMBER 31,   YEAR ENDED DECEMBER 31,
                 -------------------------  ------------------------  -----------------------
                  1998      1997    1996       1998    1997   1996       1998   1997   1996
                 ------    ------  ------     -----   -----  -----      -----  -----  ------
Colombia (4)     $12.27    $17.37  $19.58     $4.07   $3.67  $2.83      $5.97  $6.47  $ 5.66
Indonesia           ---       ---   19.54       ---     ---   0.52        ---    ---   15.89
United States       ---       ---    8.75       ---     ---   5.59        ---    ---    3.25
Crusader:
Australia           ---       ---   13.23       ---     ---   3.47        ---    ---    4.10


____________________
(1)  Includes natural gas liquids and condensate.
(2) Natural gas has been converted into equivalent barrels of oil based on six Mcf of natural gas per barrel of oil.
(3) Includes depreciation calculated on the unit of production method for support equipment and facilities.
(4) Includes barrels delivered under the forward oil sale which are recorded at $11.56 per barrel upon delivery. Excludes the full cost ceiling limitation writedown in 1998 totaling $241 million.


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

     Markets
     -------

     Crude oil, natural gas, condensate and other oil and gas products generally are sold to other oil and gas companies, government agencies and other industries. The Company does not believe that the loss of any single customer or contract pursuant to which oil and gas are sold would have a long-term material, adverse effect on the revenues from the Company's oil and gas operations.

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

ACREAGE

     The following table shows the total gross and net developed and undeveloped oil and gas acreage held by Triton at December 31, 1998. "Gross" refers to the total number of acres in an area in which the Company holds an interest without adjustment to reflect the actual percentage interest held therein by the Company. "Net" refers to the gross acreage as adjusted for working interests owned by parties other than the Company.

     "Developed" acreage is acreage spaced or assignable to productive wells. "Undeveloped" acreage is acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether such acreage contains proved reserves.







                        DEVELOPED  UNDEVELOPED
                        ACREAGE     ACREAGE (1)
                     ------------  -------------
                     GROSS   NET   GROSS    NET
                     -----  -----  ------  -----
                           (In thousands)
Colombia               109     13     350    175
Malaysia-Thailand      ---    ---     731    183
Ecuador                ---    ---     494    272
Greece                 ---    ---   1,475  1,298
Italy                  ---    ---     667    262
Oman(2)                ---    ---   1,322  1,322
Equatorial Guinea      ---    ---   1,306  1,306
Madagascar             ---    ---   4,300  4,300
                     -----  -----  ------  -----

Total                  109     13  10,645  9,118
                     =====  =====  ======  =====



____________________

(1) Triton's interests in certain of this acreage may expire if not developed at various times in the future pursuant to the terms and provisions of the leases, licenses, concessions, contracts, permits or other agreements under which it was acquired.
(2) Excludes 2.0 million acres (gross and net) attributable to Block 22, which was relinquished in 1999.


PRODUCTIVE  WELLS  AND  DRILLING  ACTIVITY

     In this section, "gross" wells refers to the total number of wells drilled in an area in which the Company holds any interest without adjustment to reflect the actual ownership interest held. "Net" refers to the gross number of wells drilled adjusted for working interests owned by parties other than the Company.

     At December 31, 1998, in Colombia, Triton held gross and net working interests in 80 and 9.86 productive wells, respectively, which include 17 gross (2.04 net) gas-injection wells and two gross (.24 net) water-injection wells.

     The following tables set forth the results of the oil and gas well drilling activity on a gross basis for wells in which the Company held an interest for the years ended December 31, 1998, 1997 and 1996.



                             GROSS EXPLORATORY WELLS



                     PRODUCTIVE (1)                 DRY                     TOTAL
                 ------------------------  -----------------------  -----------------------
                 YEAR ENDED DECEMBER 31,   YEAR ENDED DECEMBER 31,  YEAR ENDED DECEMBER 31,
                 ------------------------  -----------------------  -----------------------
                   1998  1997  1996           1998  1997  1996         1998  1997  1996
                   ----  ----  ----           ----  ----  ----         ----  ----  ----

Colombia              1     1     3            ---     1   ---            1     2     3
Malaysia-Thailand     2     5     7            ---   ---   ---            2     5     7
Argentina           ---   ---   ---            ---   ---     2          ---   ---     2
Italy               ---   ---   ---              2   ---     1            2   ---     1
Guatemala           ---   ---   ---            ---     1   ---          ---     1   ---
China               ---   ---   ---              1   ---     1            1   ---     1
Ecuador             ---   ---   ---            ---     1   ---          ---     1   ---
Tunisia             ---   ---   ---              1   ---   ---            1   ---   ---
Crusader (2):
   Australia        ---   ---    14            ---   ---     4          ---   ---    18
                   ----  ----  ----           ----  ----  ----         ----  ----  ----

            Total     3     6    24              4     3     8            7     9    32
                   ====  ====  ====           ====  ====  ====         ====  ====  ====



                             GROSS DEVELOPMENT WELLS




                    PRODUCTIVE (1)                 DRY                    TOTAL
                 ------------------------  -----------------------  -----------------------
                 YEAR ENDED DECEMBER 31,   YEAR ENDED DECEMBER 31,  YEAR ENDED DECEMBER 31,
                 ------------------------  -----------------------  -----------------------

                   1998  1997  1996           1998  1997  1996        1998  1997  1996
                   ----  ----  ----           ----  ----  ----        ----  ----  ----

Colombia             13    18    15            ---   ---   ---           13    18    15
Malaysia-Thailand   ---   ---   ---            ---   ---   ---          ---   ---   ---
Crusader (2):
   Australia        ---   ---     2            ---   ---   ---          ---   ---     2
                   ----  ----  ----           ----  ----  ----         ----  ----  ----

            Total    13    18    17            ---   ---   ---           13    18    17
                   ====  ====  ====           ====  ====  ====         ====  ====  ====


__________________

(1) A productive well is producing or capable of producing oil and/or gas in commercial quantities. Multiple completions have been counted as one well. Any well in which one of the multiple completions is an oil completion is classified as an oil well.
(2)     In  1996,  the  Company  sold  all  of  its  interest  in  Crusader.

     The following tables set forth the results of drilling activity on a net basis for wells in which the Company held an interest for the years ended December 31, 1998, 1997 and 1996 (those wells acquired or disposed of since January 1, 1996, are reflected in the following tables only since or up to the effective dates of their respective acquisitions or sales, as the case may be):


                              NET EXPLORATORY WELLS


                            PRODUCTIVE (1)            DRY                      TOTAL
                       ----------------------- -----------------------  -----------------------
                       YEAR ENDED DECEMBER 31, YEAR ENDED DECEMBER 31,  YEAR ENDED DECEMBER 31,
                       ----------------------- -----------------------  -----------------------

                           1998  1997  1996        1998  1997  1996         1998  1997  1996
                           ----  ----  ----        ----  ----  ----         ----  ----  ----

Colombia (2)               0.12  0.12  0.36         ---  0.50   ---         0.12  0.62  0.36
Malaysia-Thailand (3)      1.00  2.50  3.50         ---   ---   ---         1.00  2.50  3.50
Argentina                   ---   ---   ---         ---   ---  2.00          ---   ---  2.00
Italy                       ---   ---   ---        0.80   ---  0.40         0.80   ---  0.40
Guatemala                   ---   ---   ---         ---  0.60   ---          ---  0.60   ---
China                       ---   ---   ---        0.50   ---  0.50         0.50   ---  0.50
Ecuador                     ---   ---   ---         ---  0.55   ---          ---  0.55   ---
Tunisia                     ---   ---   ---        0.50   ---   ---         0.50   ---   ---
Crusader (4):
   Australia                ---   ---  0.34         ---   ---  0.10          ---   ---  0.44
                           ----  ----  ----        ----  ----  ----         ----  ----  ----

            Total          1.12  2.62  4.20        1.80  1.65  3.00         2.92  4.27  7.20
                           ====  ====  ====        ====  ====  ====         ====  ====  ====



                           NET DEVELOPMENT WELLS




                            PRODUCTIVE (1)            DRY                      TOTAL
                       ------------------------ ----------------------- -----------------------
                       YEAR ENDED DECEMBER 31,  YEAR ENDED DECEMBER 31, YEAR ENDED DECEMBER 31,
                       ------------------------ ----------------------- -----------------------

                           1998  1997  1996        1998  1997  1996         1998  1997  1996
                           ----  ----  ----        ----  ----  ----         ----  ----  ----

Colombia (2)               1.56  2.16  1.80         ---   ---   ---         1.56  2.16  1.80
Malaysia-Thailand           ---   ---   ---         ---   ---   ---          ---   ---   ---
Crusader (4):
  Australia                 ---   ---  0.05         ---   ---   ---          ---   ---  0.05
                           ----  ----  ----        ----  ----  ----         ----  ----  ----

            Total          1.56  2.16  1.85         ---   ---   ---         1.56  2.16  1.85
                           ====  ====  ====        ====  ====  ====         ====  ====  ====




__________________

(1) A productive well is producing or capable of producing oil and/or gas in commercial quantities. Multiple completions have been counted as one well. Any well in which one of the multiple completions is an oil completion is classified as an oil well.
(2) Adjusted to reflect the national oil company participation at commerciality for the Cusiana and Cupiagua fields.
(3) The interest in the wells drilled in 1998 was not reduced to take into account the sale of the Company's interest in Block A-18 to ARCO because such sale occurred after the drilling of the wells.
(4) Adjusted to reflect the Company's 49.9% interest in Crusader, which was sold in 1996.


OTHER  PROPERTIES

     The Company leases or owns office space and other properties for its operations in various parts of the world. For additional information on the Company's leases, including its office leases, see note 21 of Notes to Consolidated Financial Statements.

FORWARD-LOOKING  INFORMATION

     Certain information contained in this report, as well as written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise, may be deemed to be "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and are subject to the "Safe Harbor" provisions of that section. Forward-looking statements include statements concerning the Company's and management's plans, objectives, goals, strategies and future operations and performance and the assumptions underlying such forward-looking statements. Forward-looking statements may be identified, without limitation, by the use of the words "anticipates," "estimates," "expects," "believes," "intends," "plans" and similar expressions. These statements include information regarding drilling schedules; expected or planned production capacity; the closing of branch offices; future production of the Fields; the negotiation of a gas-sales contract, completion of development and commencement of production in Malaysia-Thailand; the Company's capital budget and future capital requirements; the Company's meeting its future capital needs; future general and administrative expense and the portion to be capitalized; future interest expense and the portion to be capitalized; the Company's realization of its deferred tax asset; the level of future expenditures for environmental costs; the outcome of regulatory and litigation matters; the impact of Year 2000 issues; the estimated fair value of derivative instruments, including the equity swap; and proven oil and gas reserves and discounted future net cash flows therefrom. These statements are based on current expectations and involve a number of risks and uncertainties, including those described in the context of such forward-looking statements and in notes 20 and 21 of Notes to Consolidated Financial Statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to these and other factors.

EMPLOYEES

     At March 17, 1999, the Company employed approximately 145 full-time employees.

EXECUTIVE  OFFICERS  OF  THE  COMPANY

   The following table sets forth certain information regarding the executive officers of the Company at March 17, 1999:


                                                                           SERVED WITH
                                                                          -----------
                                                                           THE COMPANY
                                                                           -----------
        NAME                       AGE     POSITION WITH THE COMPANY          SINCE
----------------------             ---  ---------------------------------  -----------

James C. Musselman                  51  President and Chief Executive
                                        Officer                                   1998
Robert B. Holland, III              46  Executive Vice President, General
                                        Counsel and Secretary                     1993
A.E. Turner, III                    50  Chief Operating Officer                   1994





     Mr. Musselman was elected director of the Company in May 1998, and was elected Chief Executive Officer in October 1998. Mr. Musselman has served as Chairman, President and Chief Executive Officer of Avia Energy Development, LLC, a private company engaged in gas fractioning and drilling, since September 1994. From June 1991 to September 1994, Mr. Musselman was the President and Chief Executive Officer of Lone Star Jockey Club, LLC, a company formed to organize a horse racetrack facility in Texas.

     Mr. Turner was elected Chief Operating Officer in March 1999, and prior to that served as Senior Vice President, Operations, of the Company since March 1994. From 1988 to February 1994, Mr. Turner served in various positions with British Gas Exploration & Production, Inc., including Vice President and General Manager of operations in Africa and the Western Hemisphere from October 1993.

     Mr. Holland has served as General Counsel and Secretary of the Company since January 1993, and has served as Executive Vice President since March 1999. Mr. Holland also served as Chief Operating Officer of the Company from October 1998 to March 1999 when he relinquished the title to Mr. Turner, interim Chief Executive Officer from July 1998 to October 1998 and Senior Vice President from January 1993 to July 1998.

     All executive officers of the Company are elected annually by the Board of Directors of the Company to serve in such capacities until removed or their successors are duly elected and qualified. There are no family relationships among the executive officers of the Company.


ITEM  3.     LEGAL  PROCEEDINGS

LITIGATION

     In July through October 1998, eight lawsuits were filed against the Company and Thomas G. Finck and Peter Rugg, in their capacities as Chairman and Chief Executive Officer and Chief Financial Officer, respectively. Each case was filed on behalf of a putative class of persons and/or entities who purchased the Company's securities between March 30, 1998, and July 17, 1998, inclusive, and seeks recovery of compensatory damages, fees and costs. The cases allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder in connection with disclosures concerning the Company's properties, operations, and value relating to a prospective sale of the Company or of all or a part of its assets. Additionally, one case alleges negligent misrepresentation and seeks recovery of punitive damages. Each lawsuit was filed in the United States District Court for the Eastern District of Texas, Texarkana Division.

     On September 21, 1998, a motion for consolidation and for appointment as lead plaintiffs and for approval of selection of lead counsel was filed. With the exception of the request for consolidation, which has been agreed to, the motion is presently pending. Also pending is the Company's motion to dismiss or transfer for improper venue. The consolidated action is styled In re: Triton Energy Limited Securities Litigation. The Company believes it has meritorious defenses to these claims and intends to vigorously defend these actions. No discovery has been taken at this time, however, and the ultimate outcome is not currently predictable. There can be no assurance that the litigation will be resolved in the Company's favor. An adverse result could have a material adverse effect on the Company's financial position or results of operations.

     During the quarter ending September 30, 1995, the United States Environmental Protection Agency (the "EPA") and Justice Department advised the Company that one of its domestic oil and gas subsidiaries, as a potentially responsible party for the clean-up of the Monterey Park, California, Superfund site operated by Operating Industries, Inc., could agree to contribute approximately $2.8 million to settle its alleged liability for certain remedial tasks at the site. The offer did not address responsibility for any groundwater remediation. The subsidiary was advised that if it did not accept the settlement offer, it, together with other potentially responsible parties, may be ordered to perform or pay for various remedial tasks. After considering the cost of possible remedial tasks, its legal position relative to potentially responsible parties and insurers, possible legal defenses and other factors, the subsidiary declined to accept the offer.

     In October 1997, the EPA advised the Company that the estimated cost of the clean-up of the site would be approximately $217 million to be allocated among the 280 known operators. The subsidiary's share would be approximately $1 million based upon a volumetric allocation, but there can be no assurance that any allocation of liability to the subsidiary would be made on a volumetric basis.

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

     The current suit alleges that the plaintiffs were damaged in amounts aggregating $13 million primarily because of the Company's prosecution of various claims against the plaintiffs as well as its alleged misrepresentations, infliction of emotional distress, and improper accounting practices. The suit seeks specific performance of the arbitration award, damages for alleged fraud and misrepresentation in accounting for Enim field operating results, an accounting for Nordell's 5% net profit interest, and damages for emotional distress and various other alleged torts. The suit seeks interest, punitive damages and attorneys fees in addition to the alleged actual damages. On September 26, 1997, the Company removed the action to the United States District Court for the Central District of California. On August 31, 1998, the United States District Court for the Central District of California dismissed all claims asserted by the plaintiffs other than claims for malicious prosecution and abuse of the legal process, which the court held could not be subject to a motion to dismiss. A trial date has been set for April 27, 1999. The Company has filed a writ with the 9th Circuit Court of Appeal requesting that the district court be directed to enter an order granting summary judgment in the Company's favor. The Company believes the remaining claims under the suit are without merit and intends vigorously to defend it.

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


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matter was submitted by the Company during the fourth quarter of the year ended December 31, 1998, to security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
MATTERS

Ordinary  Shares
----------------

     Triton's ordinary shares are listed on the New York Stock Exchange and are traded under the symbol OIL. Set forth below are the high and low closing sales prices of Triton's ordinary shares as reported on the New York Stock Exchange Composite Tape for the periods indicated:



CALENDAR PERIODS                                              HIGH      LOW
----------------                                            --------  --------
1999:
 First Quarter*                                                8 5/8     5 1/4
1998:
  First Quarter                                               36 3/4  25 13/16
  Second Quarter                                              42 5/8   33 5/16
  Third Quarter                                               36 3/4   9 15/16
  Fourth Quarter                                             12 7/16    7 5/16
1997:
  First Quarter                                               52 1/2    38 1/4
  Second Quarter                                            45 13/16    32 3/8
  Third Quarter                                                   48   38 3/16
  Fourth Quarter                                              44 7/8    27 5/8
________________________
*Through March 17, 1999.


     Triton has not declared any cash dividends on its ordinary shares since fiscal 1990. The holders of ordinary shares are entitled to receive such dividends as are declared by the Board of Directors. Under applicable corporate law, the Company may pay dividends or make other distributions to its shareholders in such amounts as appear to the directors to be justified by the profits of the Company or out of the Company's share premium account if the Company has the ability to pay its debts as they come due.

     The Company's current intent is to retain earnings for use in the Company's business and the financing of its capital requirements. The payment of any future cash dividends on the ordinary shares is necessarily dependent upon the earnings and financial needs of the Company, along with applicable legal and contractual restrictions. Triton is prohibited from paying cash dividends on the ordinary shares under its credit facilities. In addition, the Shareholders Agreement between the Company and HM4 Triton provides that for so long as HM4 Triton and its affiliates own a certain number of ordinary shares (assuming conversion of all 8% Preference Shares held by HM4 Triton and its affiliates), Triton cannot pay a dividend on the ordinary shares without HM4 Triton's consent. Finally, the terms of the 8% Preference Shares and the 5% Preference Shares prohibit the payment of dividends on the ordinary shares unless full cumulative dividends on all such outstanding preference shares have been paid in full or set aside for payment.

     At March 17, 1999, there were 4,212 record holders of the Company's ordinary shares.

Preference  Shares
------------------

     As of March 17, 1999, the Company had outstanding 209,639 shares of its 5% Preference Shares and 5,000,000 shares of its 8% Preference Shares. Each 5% Preference Share may be converted into one Triton ordinary share and bears a cash dividend, which has priority over dividends on Triton's ordinary shares, equal to 5% per annum on the redemption price of $34.41 per share, payable semi-annually on March 30 and September 30 of each year. The 5% Preference Shares have priority over Triton ordinary shares upon liquidation, and may be redeemed at Triton's option at any time for cash equal to the redemption price. Any shares of 5% Preference Shares that remain outstanding on March 30, 2004, must be redeemed at the redemption price, either for cash or, at the Company's option, for Triton ordinary shares. See note 13 of Notes to Consolidated Financial Statements.

     Each 8% Preference Share may be converted into four Triton ordinary shares and bears an annual dividend equal to 8% on the redemption price of $70 per share, payable for each semi-annual period ending June 30 and December 30, commencing June 30, 1999. At the Company's option, dividends may be paid in cash or by the issuance of additional whole shares of 8% Preference Shares. If a dividend is to be paid in additional shares, the number of additional shares to be issued in payment of the dividend will be determined by dividing the amount of the dividend by $70, with amounts in respect of any fractional shares to be paid in cash. Holders of 8% Preference Shares are entitled to vote with the holders of ordinary shares on all matters submitted to the shareholders of the Company for a vote, with each 8% Preference Share entitling its holder to a number of votes equal to the number of ordinary shares into which it could be converted at that time. The 8% Preference Shares can be redeemed by the Company commencing September 30, 2001, but only if the market value of the ordinary shares meets certain targets at the time of redemption (but if the Company redeems any shares, it must redeem all of the shares). Under the provisions of the Company's Articles of Association, the terms of the 8% Preference Shares can be amended with the approval of the holders of at least two-thirds of the 8% Preference Shares voting separately as a class.

     Pursuant to the Shareholders Agreement between the Company and HM4 Triton, in September 1998, the size of the Company's Board of Directors was set at ten, and HM4 Triton exercised its right to designate four out of such ten directors. The Shareholders Agreement provides that, in general, for so long as the entire Board of Directors consists of ten members, HM4 Triton (and its designated transferees, collectively) may designate four nominees for election to the Board (with such number of designees increasing or decreasing proportionately with any change in the total number of members of the Board and with any fractional directorship rounded up to the next whole number). The right of HM4 Triton (and its designated transferees) to designate nominees for election to the Board will be reduced if the number of ordinary shares held by HM4 Triton and its affiliates (assuming conversion of 8% Preference Shares into ordinary shares) represents less than certain specified percentages of the number of ordinary shares (assuming conversion of 8% Preference Shares into ordinary shares) purchased by HM4 Triton pursuant to the Stock Purchase Agreement.

     The Shareholders Agreement also provides that, for so long as HM4 Triton and its affiliates continue to hold a certain minimum number of ordinary shares (assuming conversion of 8% Preference Shares into ordinary shares), the Company may not take certain actions without the consent of HM4 Triton, including (i) amending its Articles of Association or the terms of the 8% Preference Shares with respect to the voting powers, rights or preferences of the holders of 8% Preference Shares, (ii) entering into a merger or similar business combination transaction, or effecting a reorganization, recapitalization or other transaction pursuant to which a majority of the outstanding ordinary shares or any 8% Preference Shares are exchanged for securities, cash or other property,
(iii) authorizing, creating or modifying the terms of any series of securities that would rank equal to or senior to the 8% Preference Shares, (iv) selling or otherwise disposing of assets comprising in excess of 50% of the market value of the Company, (v) paying dividends on ordinary shares or other shares ranking junior to the 8% Preference Shares, other than regular dividends on the Company's 5% Preference Shares, (vi) incurring or guaranteeing indebtedness (other than certain permitted indebtedness), or issuing preference shares, unless the Company's leverage ratio at the time, after giving pro forma effect to such incurrence or issuance and to the use of the proceeds, is less than 2.5 to 1, (vii) issuing additional shares of 8% Preference Shares, other than in payment of accumulated dividends on the outstanding 8% Preference Shares, (viii) issuing any shares of a class ranking equal or senior to the 8% Preference Shares, (ix) commencing a tender offer or exchange offer for all or any portion of the ordinary shares or (x) decreasing the number of shares designated as 8% Preference Shares. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital
Requirements" and notes 2, 13 and 20 of Notes to Consolidated Financial Statements.

Shareholder  Rights  Plan
-------------------------

     The Company has adopted a Shareholder Rights Plan pursuant to which preference share rights attach to all ordinary shares at the rate of one right for each ordinary share. Each right entitles the registered holder to purchase from the Company one one-thousandth of a Series A Junior Participating Preference Share, par value $.01 per share ("Junior Preference Shares"), of the Company at a price of $120 per one one-thousandth of a share of such Junior Preference Shares, subject to adjustment. Generally, the rights only become distributable 10 days following public announcement that a person has acquired beneficial ownership of 15% or more of Triton's ordinary shares or 10 business days following commencement of a tender offer or exchange offer for 15% or more of the outstanding ordinary shares; provided that, pursuant to the terms of the plan, any acquisition of Triton shares by HM4 Triton or its affiliates, including Hicks Muse, will not result in the distribution of rights unless and until HM4 Triton's ownership of Triton shares is reduced below certain levels. If, among other events, any person becomes the beneficial owner of 15% or more of Triton's ordinary shares (except as provided with respect to HM4 Triton), each right not owned by such person generally becomes the right to purchase such number of ordinary shares of the Company equal to the number obtained by dividing the right's exercise price (currently $120) by 50% of the market price of the ordinary shares on the date of the first occurrence. In addition, if the Company is subsequently merged or certain other extraordinary business transactions are consummated, each right generally becomes a right to purchase such number of shares of common stock of the acquiring person equal to the number obtained by dividing the right's exercise price by 50% of the market price of the common stock on the date of the first occurrence.

     Under certain circumstances, the Company's directors may determine that a tender offer or merger is fair to all shareholders and prevent the rights from being exercised. At any time after a person or group acquires 15% or more of the ordinary shares outstanding (other than with respect to HM4 Triton) and prior to the acquisition by such person or group of 50% or more of the outstanding ordinary shares or the occurrence of an event described in the prior paragraph, the Board of Directors of the Company may exchange the rights (other than rights owned by such person or group which will become void), in whole or in part, at an exchange ratio of one ordinary share, or one one-thousandth of a Junior Preference Share, per right (subject to adjustment). The Company has the ability to amend the rights (except the redemption price) in any manner prior to the public announcement that a 15% position has been acquired or a tender offer has been commenced. The Company will be entitled to redeem the rights at $0.01 a right at any time prior to the time that a 15% position has been acquired. The rights will expire on May 22, 2005, unless earlier redeemed by the Company.

ITEM  6.     SELECTED  FINANCIAL  DATA

     The following table sets forth certain financial and oil and gas data on a historical basis. The financial information for 1998 does not reflect the issuance by the Company on January 4, 1999, of 3,177,500 8% Preference Shares for proceeds totaling $218.1 million, net of closing costs. Pro forma total assets and shareholders' equity, as adjusted to give effect to the issuance of the 8% Preference Shares, totaled $974.2 million and $441.9 million at December 31, 1998, respectively. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and notes 2, 13 and 20 of Notes to Consolidated Financial Statements.




                                                               AS OF OR FOR YEAR ENDED
                                                                      DECEMBER 31,
                                                    -----------------------------------------------
                                                       1998        1997        1996        1995
                                                    ----------  -----------  ---------- ----------


OPERATING DATA (IN THOUSANDS, EXCEPT PER SHARE DATA):
Sales and other operating revenues (1)              $ 228,618   $  149,496   $ 133,977  $ 107,472
Earnings (loss) from continuing operations (1) (2)   (187,504)       5,595      23,805      6,541
Earnings (loss) before extraordinary items           (187,504)       5,595      23,805      2,720
Net earnings (loss) (2)                              (187,504)      (8,896)     22,609      2,720
Average ordinary shares outstanding                    36,609       36,471      35,929     35,147
Basic earnings (loss) per ordinary share:
   Continuing operations (1) (2)                    $   (5.21)  $     0.14   $    0.64  $    0.16
   Before extraordinary item                            (5.21)        0.14        0.64       0.05
   Net earnings (loss)                                  (5.21)       (0.26)       0.61       0.05
Diluted earnings (loss) per ordinary share:
   Continuing operations (1) (2)                    $   (5.21)  $     0.14   $    0.62  $    0.16
   Before extraordinary item                            (5.21)        0.14        0.62       0.05
   Net earnings (loss)                                  (5.21)       (0.25)       0.59       0.05

BALANCE SHEET DATA (IN THOUSANDS):
Net property and equipment                          $ 556,122   $  835,506   $ 676,833  $ 524,381
Total assets                                          756,133    1,098,039     914,524    824,167
Long-term debt, including current maturities (3)      427,492      573,687     416,630    402,503
Shareholders' equity                                  223,807      296,620     300,644    246,025

CERTAIN OIL AND GAS DATA  (4) :
Production
   Sales volumes (Mbbls) (5)                            9,979        5,776       5,987      6,303
   Forward oil sale deliveries (Mbbls)                  3,050        2,462         701        409
                                                    ----------  -----------  ---------- ----------

        Total revenue barrels (Mbbls)                  13,029        8,238       6,688      6,712
                                                    ==========  ===========  ========== ==========

   Gas (MMcf)                                             503          802       2,517      5,312
Average sales price
   Oil (per bbl) (6)                                $   12.31   $    17.54   $   19.61  $   16.60
   Gas (per Mcf)                                    $    0.99   $     1.15   $    1.69  $    1.64





                                                       AS OF OR       AS OF OR
                                                       FOR YEAR      FOR SEVEN  AS OF OR FOR
                                                        ENDED      MONTHS ENDED  YEAR ENDED
                                                       DECEMBER 31, DECEMBER 31,   MAY 31,
                                                       ---------
                                                        1994            1994        1994
                                                       ---------      ---------  ---------
                                                      (unaudited)

OPERATING DATA (IN THOUSANDS, EXCEPT PER SHARE DATA):
Sales and other operating revenues (1)                $ 32,952        $ 20,736   $ 43,208
Earnings (loss) from continuing operations (1) (2)     (49,610)        (26,630)    (4,597)
Earnings (loss) before extraordinary items             (52,701)        (27,708)    (9,341)
Net earnings (loss) (2)                                (52,701)        (27,708)    (9,341)
Average ordinary shares outstanding                     34,916          34,944     34,775
Basic earnings (loss) per ordinary share:
   Continuing operations (1) (2)                      $  (1.43)       $  (0.78)  $  (0.13)
   Before extraordinary item                             (1.52)          (0.81)     (0.27)
   Net earnings (loss)                                   (1.52)          (0.81)     (0.27)
Diluted earnings (loss) per ordinary share:
   Continuing operations (1) (2)                      $  (1.43)       $  (0.78)  $  (0.13)
   Before extraordinary item                             (1.52)          (0.81)     (0.27)
   Net earnings (loss)                                   (1.52)          (0.81)     (0.27)

BALANCE SHEET DATA (IN THOUSANDS):
Net property and equipment                            $399,658        $399,658   $308,498
Total assets                                           619,201         619,201    616,101
Long-term debt, including current maturities (3)       315,515         315,515    294,753
Shareholders' equity                                   237,195         237,195    263,422

CERTAIN OIL AND GAS DATA  (4) :
Production
   Sales volumes (Mbbls) (5)                             2,534           1,488      2,886
   Forward oil sale deliveries (Mbbls)                     ---             ---        ---
                                                      ---------      ---------  ---------

        Total revenue barrels (Mbbls)                    2,534           1,488      2,886
                                                      =========      =========  =========

   Gas (MMcf)                                            5,516           3,427      9,078
Average sales price
   Oil (per bbl) (6)                                  $  15.26        $  16.41   $  15.15
   Gas (per Mcf)                                      $   1.51        $   1.44   $   1.44



_________________

(1) Operating data for the year ended December 31, 1994 (unaudited), the seven months ended December 31, 1994, and the year ended May 31, 1994, are restated to reflect the aviation sales and services segment as discontinued operations in 1995.
(2) Gives effect to the writedown of assets and loss provisions on a pretax basis of $328.6 million, $46.2 million, $1.1 million, $14.7 million, $1.0 million and $45.8 million for the years ended December 31, 1998, 1996, 1995 and 1994 (unaudited), the seven months ended December 31, 1994, and the year ended May 31, 1994, respectively.
(3) Includes current maturities totaling $14.0 million, $130.4 million, $199.6 million, $1.3 million, $.3 million and $.3 million at December 31, 1998, 1997, 1996, 1995 and 1994, and May 31, 1994, respectively.
(4) Information presented includes the 49.9% equity investment in Crusader Limited until its sale in 1996.
(5)  Includes natural gas liquids and condensate.
(6) Includes barrels delivered under the forward oil sale, which are recognized in oil and gas sales at $11.56 per barrel upon delivery.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                              CERTAIN DEVELOPMENTS
                              --------------------

          During 1998 and early 1999, several events had a significant impact on the Company and its financial condition and results of operations. These events are discussed in detail in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report, and are summarized below:

- February 1998 sale of TPC, a wholly owned subsidiary that held the Company's 9.6% equity interest in the Colombian pipeline company, OCENSA, for net proceeds of $97.7 million.

-     Significantly  lower prices for crude oil, resulting in writedowns in June
1998 and December 1998, of the carrying amount of evaluated oil and gas properties in Colombia through the application of the full cost ceiling test limitation, totaling approximately $241 million.

- July 1998 agreements with ARCO providing financing for the development of the Company's gas reserves on Block A-18 of the Malaysia-Thailand Joint Development Area through (1) the sale to ARCO of one-half of the shares of the subsidiary through which the Company owned its 50% share of Block A-18 for net proceeds of $142 million, which was consummated in August 1998, and (2) the agreement of ARCO to pay the future exploration and development costs attributable to Triton's and ARCO's collective interest in Block A-18, up to $377 million or until first production from a gas field.

- July 1998 announcement of a plan to restructure operations, reduce overhead costs and substantially scale back exploration-related capital expenditures, including the closing of foreign offices in four countries, the elimination of approximately 41% of the workforce and the relinquishment or disposal of several exploration licenses, resulting in writedowns of assets totaling approximately $77 million and special charges totaling approximately $18 million.

- August 1998 Stock Purchase Agreement with HM4 Triton, an affiliate of Hicks Muse, which provided for the issuance by the Company of 5,000,000 8% Preference Shares for aggregate gross proceeds of $350 million, completed in two stages in September 1998 and January 1999.


                       LIQUIDITY AND CAPITAL REQUIREMENTS
                       ----------------------------------

HICKS  MUSE  TRANSACTION

          In August 1998, the Company and HM4 Triton entered into the Stock Purchase Agreement that provided for a $350 million equity investment in the Company. The investment was effected in two stages. At the closing of the first stage in September 1998 (the "First Closing"), the Company issued to HM4 Triton 1,822,500 shares of 8% Preference Shares for $70 per share (for proceeds of $116.8 million, net of transaction costs). Pursuant to the Stock Purchase Agreement, the second stage was effected through a rights offering for 3,177,500 shares of 8% Preference Shares at $70 per share, with HM4 Triton being obligated to purchase any shares not subscribed. At the closing of the second stage, which occurred on January 4, 1999 (the "Second Closing"), the Company issued an additional 3,177,500 8% Preference Shares for proceeds totaling $218.1 million, net of closing costs (of which, HM4 Triton purchased 3,114,863 shares).

CASH  AND  CASH  EQUIVALENTS;  CASH  FLOWS

     Proceeds from the First Closing, completed in September 1998, are reflected in the audited financial statements for the year ended December 31, 1998. Proceeds from the Second Closing, completed on January 4, 1999, are reflected only in the unaudited pro forma financial information as of December 31, 1998, presented below and in the Pro Forma Consolidated Balance Sheet as of December 31, 1998, shown on page F-4.

     Pro forma cash and cash equivalents and pro forma working capital, as adjusted to give effect to the issuance of the 8% Preference Shares, totaled $237.2 million and $196.6 million at December 31, 1998, respectively. Cash and cash equivalents, on an actual basis, totaled $19.1 million and $13.5 million at December 31, 1998 and 1997, respectively, and working capital deficit was $21.4 million and $115.2 million at December 31, 1998 and 1997, respectively. Current liabilities included deferred income totaling $35.3 million at December 31, 1998 and 1997, related to a forward oil sale consummated in 1995.

     The following summary table reflects cash flows of the Company for the years ended December 31, 1998, 1997 and 1996, and on a Pro Forma basis for 1998 (in thousands):





                                                  PRO FORMA
                                                     1998     1998        1997        1996
                                                  --------- --------   ---------   ---------

Net cash provided (used) by operating activities  $  1,670  $  1,670   $ (97,416)  $  80,705
Net cash provided (used) by investing activities  $ 84,352  $ 84,352   $(212,700)  $(105,518)
Net cash provided (used) by financing activities  $137,993  $(80,071)  $ 313,368   $ (12,978)




 Operating Activities
------------------------------------------------


       Cash flows provided by operating activities for the year ended December 31, 1998, benefited from increased production from the Fields in Colombia. Gross production from the Fields averaged approximately 350,000 BOPD during 1998 compared with 220,000 BOPD and 175,000 BOPD during 1997 and 1996, respectively. The increased production was partially offset by a significantly lower average realized oil price. During 1998, 1997 and 1996, the Company's average realized oil price was $12.31, $17.54 and $19.61, respectively. See "Results of Operations - Oil and Gas Sales" below.

       The Company's reported cash flows from operating activities for the year ended December 31, 1997, were reduced by $124.8 million, which was attributable to interest accreted with respect to the Company's Senior Subordinated Discount Notes due November 1, 1997 (the "1997 Notes"), and the 9 3/4 % Senior Subordinated Discount Notes due December 31, 2000 (the "9 3/4% Notes"), through the dates of retirement in the second quarter of 1997.

Investing  Activities
---------------------

          The Company's capital expenditures and other capital investments were $180.1 million, $219.2 million and $252.7 million during the years ended December 31, 1998, 1997 and 1996, respectively, primarily for exploration and development of the Fields in Colombia, and for exploration in Block A-18 of the Malaysia-Thailand Joint Development Area in the Gulf of Thailand and in other areas. Proceeds from asset sales were $267 million, $5.9 million and $146.6 million during 1998, 1997 and 1996, respectively. See "Results of Operations" below and note 5 of Notes to Consolidated Financial Statements.

     Financing  Activities
     ---------------------

     1998
     ----

          On September 30, 1998, the Company issued to HM4 Triton 1,822,500 8% Preference Shares for $70 per share, or total proceeds of $127.6 million (before transaction costs of $10.8 million). Each 8% Preference Share is convertible at any time at the option of the holder into four ordinary shares of the Company (subject to certain antidilution protections). Holders of 8% Preference Shares are entitled to receive, when and if declared by the Board of Directors, cumulative dividends at a rate per annum equal to 8% of the liquidation preference of $70 per share, payable for each semi-annual period ending June 30 and December 30, commencing June 30, 1999. At the Company's option, dividends may be paid in cash or by the issuance of additional whole shares of 8% Preference Shares.

          During 1998, the Company borrowed $162.5 million and repaid $360.1 million under revolving lines of credit, notes payable and long-term debt. At December 31, 1998, the Company had two $25 million credit facilities that expire in March 1999 and a $50 million credit facility that expires in May 1999.

1997
----

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

     In May and June 1997, the Company offered to purchase all of its outstanding 1997 Notes and 9 3/4% Notes, which resulted in the retirement of the 1997 Notes and substantially all of the 9 3/4% Notes. The remainder of the 9 3/4% Notes were retired in 1998. During the year ended December 31, 1997, the Company borrowed $630 million and repaid $321.5 million under revolving lines of credit, notes payable and long-term debt (including the Senior Notes).

1996
----

     During the year ended December 31, 1996, the Company borrowed $53.9 million and repaid $70.9 million under revolving lines of credit and long-term debt.

FUTURE  CAPITAL  NEEDS

          For internal planning purposes, the Company's capital spending program for the year ending December 31, 1999, is approximately $117 million, excluding capitalized interest, of which approximately $83 million relates to the Fields and $34 million relates to the Company's exploration activities in other parts of the world. The Company expects to fund its capital expenditures for 1999 with the proceeds from the issuance of the 8% Preference Shares and cash flow from operations. In connection with the sale to ARCO of one-half of the shares through which the Company owned its interest in Block A-18 of the Malaysia-Thailand Joint Development Area in August 1998, ARCO agreed to pay the future exploration and development costs attributable to the Company's and ARCO's collective interest in Block A-18, up to $377 million or until first production from a gas field.

          In connection with the issuance of the 8% Preference Shares to HM4 Triton in September 1998, the Company and HM4 Triton entered into the Shareholders Agreement pursuant to which, among other things, HM4 Triton (and its designated transferees, collectively) may designate a certain number of nominees for election to the Board. In addition, the Shareholders Agreement provides that, for so long as HM4 Triton and its affiliates continue to hold a certain minimum number of ordinary shares (assuming conversion of 8% Preference Shares into ordinary shares), the Company may not take certain actions without the consent of HM4 Triton, including (i) amending its Articles of Association or the terms of the 8% Preference Shares with respect to the voting powers, rights or preferences of the holders of 8% Preference Shares, (ii) entering into a merger or similar business combination transaction, or effecting a reorganization, recapitalization or other transaction pursuant to which a majority of the outstanding ordinary shares or any 8% Preference Shares are exchanged for securities, cash or other property, (iii) authorizing, creating or modifying the terms of any series of securities that would rank equal to or senior to the 8% Preference Shares, (iv) selling or otherwise disposing of assets comprising in excess of 50% of the market value of the Company, (v) paying dividends on ordinary shares or other shares ranking junior to the 8% Preference Shares, other than regular dividends on the Company's 5% Preference Shares, (vi) incurring or guaranteeing indebtedness (other than certain permitted indebtedness), or issuing preference shares, unless the Company's leverage ratio at the time, after giving pro forma effect to such incurrence or issuance and to the use of the proceeds, is less than 2.5 to 1, (vii) issuing additional shares of 8% Preference Shares, other than in payment of accumulated dividends on the outstanding 8% Preference Shares, (viii) issuing any shares of a class ranking equal or senior to the 8% Preference Shares, (ix) commencing a tender offer or exchange offer for all or any portion of the ordinary shares or
(x)  decreasing  the  number  of  shares  designated  as  8%  Preference Shares.

          As a result of HM4 Triton's ownership of 8% Preference Shares and ordinary shares and the rights conferred upon HM4 Triton and its designees pursuant to the Shareholders Agreement, HM4 Triton has significant influence over the actions of the Company and will be able to influence, and in some cases determine, the outcome of matters submitted for approval of the shareholders. The existence of HM4 Triton as a shareholder of the Company may make it more difficult for a third party to acquire, or discourage a third party from seeking to acquire, a majority of the outstanding ordinary shares. A third party would be required to negotiate any such transaction with HM4 Triton, and the interests of HM4 Triton as a shareholder may be different from the interests of the other shareholders of the Company.

          In conjunction with the sale of TPC to an unrelated third party (the "Purchaser") in February 1998, the Company entered into a five year equity swap with a creditworthy financial institution (the "Counterparty"). The issuance to HM4 Triton of the 8% Preference Shares resulted in the right of the Counterparty to terminate the equity swap prior to the end of its five year term. In January 1999, the Counterparty exercised its right and designated April 2000 as the termination date of the equity swap. Upon the expiration of the equity swap in April 2000, the Company expects that the Purchaser will sell the TPC shares. Under the terms of the equity swap with the Counterparty, upon any sale by the Purchaser of the TPC shares, the Company will receive from the Counterparty, or pay to the Counterparty, an amount equal to the excess or deficiency, as applicable, of the difference between 97% of the net proceeds from the Purchaser's sale of the TPC shares and the notional amount of $97 million. There can be no assurance that the value the Purchaser may realize in any sale of the TPC shares will equal the value of the shares estimated by the Company for purposes of valuing the equity swap. The Company has no right or obligation to repurchase the TPC shares at any time, but the Company is not prohibited from offering to purchase the shares if the Purchaser offers to sell them. See "- Results of Operations - Other Income and Expenses" below and "Item 7A. Quantitative and Qualitative Disclosures about Market Risk."


                              RESULTS OF OPERATIONS
                              ---------------------

                          YEAR ENDED DECEMBER 31, 1998,
                   COMPARED WITH YEAR ENDED DECEMBER 31, 1997

     Oil  and  Gas  Sales
     --------------------

          Oil and gas sales in 1998 totaled $160.9 million, an 11% increase from 1997, due to higher production, which was partially offset by significantly lower average realized oil prices. Total revenue barrels, including production related to barrels delivered under the forward oil sale, totaled 13 million barrels in 1998, an increase of 58%, compared to the prior year, resulting in an increase in revenues of $84.2 million. The increased production was primarily due to the start-up in late 1997 of two new 80,000 BOPD oil-production units at the Cusiana central processing facility. In addition, two 100,000 BOPD oil-production units at the Cupiagua central processing facility began production during the second half of 1998. The average realized oil price was $12.31 and $17.54 in 1998 and 1997, respectively, a decrease of 30% for 1998, resulting in lower revenues of $68.3 million compared to 1997. The lower average realized oil price resulted from a significant decrease in the 1998 average WTI oil price.

     Gain  on  Sale  of  Oil  and  Gas  Assets
     -----------------------------------------

          In July 1998, the Company and ARCO signed an agreement providing financing for the development of the Company's gas reserves on Block A-18 of the Malaysia-Thailand Joint Development Area. Under terms of the agreement, consummated in August 1998, the Company sold to a subsidiary of ARCO for $150 million one-half of the shares of the subsidiary through which the Company owned its 50% share of Block A-18. The Company received net proceeds of $142 million and recorded a gain of $63.2 million.

          The agreements also require ARCO to pay the future exploration and development costs attributable to the Company's and ARCO's collective interest in Block A-18, up to $377 million or until first production from a gas field, after which the Company and ARCO would each pay 50% of such costs. Additionally, the agreements require ARCO to pay the Company an additional $65 million each at July 1, 2002, and July 1, 2005, if certain specific development objectives are met by such dates, or $40 million each if the objectives are met within one year thereafter. The agreements provide that the Company will recover its investment in recoverable costs in the project, approximately $101 million, and that ARCO will recover its investment in recoverable costs, on a first-in, first-out basis from the cost-recovery portion of future production.

          In December 1998, the Company sold its Bangladesh subsidiary for $4.5 million and recorded a gain of the same amount. In June 1997, the Company sold its Argentine subsidiary for cash proceeds of $4.1 million and recognized a gain of $4.1 million.

     Costs  and  Expenses
     --------------------

          Operating expenses increased $22.2 million in 1998, and depreciation, depletion and amortization increased $22 million, primarily due to higher production volumes, including barrels delivered under the forward oil sale. The Company pays lifting costs, production taxes and transportation costs to the Colombian port of Covenas for barrels to be delivered under the forward oil sale.

          The Company's operating costs per oil equivalent-barrel, which include field operating expenses, pipeline tariffs and production taxes, were $5.97 and $6.47 in 1998 and 1997, respectively. Operating expenses on a per equivalent-barrel basis were lower primarily due to higher production volumes and a decrease in production taxes of $7.8 million. Beginning in 1998, no production taxes are assessed on production from the Cusiana Field. The Company is required to pay production taxes on production from the Cupiagua Field equating to approximately 5.5%, 4% and 2.5% of gross realized oil prices during 1998, 1999 and 2000, respectively. These improvements to operating costs were partially offset by an increase in OCENSA pipeline tariffs which totaled $49.9 million or $4.08 per barrel, and $28.7 million or $3.69 per barrel, in 1998 and 1997, respectively. OCENSA imposes a tariff on shippers from the Fields (the "Initial Shippers"), which is estimated to recoup: the total capital cost of the project over a 15-year period; its operating expenses, which include all Colombian taxes; interest expense; and the dividend to be paid by OCENSA to its shareholders. Any shippers of crude oil who are not Initial Shippers are assessed a premium tariff on a per-barrel basis, and OCENSA will use revenues from such tariffs to reduce the Initial Shippers' tariff. The OCENSA pipeline expansion was completed at the end of 1997. At such time, the full cost of the pipeline was included in the tariff computation, which was the primary contributor to the higher 1998 tariffs.

          General and administrative expense before capitalization decreased $13.8 million to $47.2 million in 1998, while capitalized general and administrative costs were $20.6 million and $32.4 million in 1998 and 1997, respectively. General and administrative expenses, and the portion capitalized, decreased as a result of restructuring activities undertaken in the third quarter of 1998 to reduce overhead costs and exploration expenses. The Company is continuing its efforts to reduce its general and administrative expenses and exploration expenses. As a result, the Company expects that gross general and administrative expense and the portion of general and administrative expense that will be capitalized will decrease in 1999.

     In June and December 1998, the carrying amount of the Company's evaluated oil and gas properties in Colombia was written down by $105.4 million ($68.5 million, net of tax) and $135.6 million ($115.9 million net of tax), respectively, through application of the full cost ceiling limitation as prescribed by the Securities and Exchange Commission ("SEC"), principally as a result of a decline in oil prices. No adjustments were made to the Company's reserves in Colombia as a result of the decline in prices. The SEC ceiling test was calculated using the June 30, and December 31, 1998, WTI oil prices of $14.18 per barrel and $12.05 per barrel, respectively, that, after a differential for Cusiana crude delivered at the port of Covenas in Colombia, resulted in a net price of approximately $13 per barrel and $11 per barrel, respectively. An additional writedown may be required if oil prices fall below the December 31, 1998, level at later quarter end dates.

     During 1998, the Company evaluated the recoverability of its approximate 6.6% investment in a Colombian pipeline company, Oleoducto de Colombia S.A. ("ODC"), which is accounted for under the cost method. Based on an analysis of the future cash flows expected to be received from ODC, the Company expensed the carrying value of its investment totaling $10.3 million in writedown of assets.

     In July 1998, the Company commenced a plan to restructure the Company's operations, reduce overhead costs and substantially scale back exploration-related expenditures. The plan contemplated the closing of foreign offices in four countries, the elimination of approximately 105 positions, or 41% of the worldwide workforce, and the relinquishment or other disposal of several exploration licenses.

     In conjunction with the plan to restructure operations and scale back exploration-related expenditures, the Company assessed its investments in exploration licenses and determined that certain investments were impaired. As a result, unevaluated oil and gas properties and other assets totaling $77.3 million ($72.6 million, net of tax) were expensed in writedown of assets. The writedown included $27.2 million and $22.5 million related to exploration activity in Guatemala and China, respectively. The remaining writedowns related to the Company's exploration projects in certain other areas of the world.

          As a result of the restructuring, the Company recognized special charges totaling $18.3 million ($15 million and $3.3 million in the third and fourth quarters, respectively). At December 31, 1998, approximately 105 positions had been eliminated, three foreign offices had closed and eight licenses had been relinquished, sold or their commitments renegotiated. The Company expects to close the remaining office and dispose of six other licenses during 1999.

          Of the $18.3 million in special charges, $14.5 million related to the reduction in workforce, and represented the estimated costs for severance, benefit continuation and outplacement costs, which will be paid over a period of up to two years according to the severance formula. During 1998, the Company paid $7.4 million in severance, benefit continuation and outplacement costs. A total of $2.1 million of special charges related to the closing of foreign offices, and represented the estimated costs of terminating office leases and the write-off of related assets. The remaining special charges of $1.7 million primarily related to the write-off of other surplus fixed assets resulting from the reduction in workforce. As of December 31, 1998, no changes had been made to the Company's estimate of the total restructuring expenditures to be incurred. The remaining liability related to restructuring activities was $7.9 million at December 31, 1998.

     Other  Income  and  Expenses
     ----------------------------

          In February 1998, the Company sold TPC, a wholly owned subsidiary that held the Company's 9.6% equity interest in the Colombian pipeline company, OCENSA, to an unrelated third party (the "Purchaser") for $100 million. Net proceeds were approximately $97.7 million after $2.3 million of expenses. The sale resulted in a gain of $50.2 million. TPC's investment in OCENSA, totaling $47.4 million at December 31, 1997, was included in assets held for sale.

          Gross interest expense for 1998 and 1997 totaled $46.4 million and $49.7 million, respectively, while capitalized interest for 1998 decreased $2.6 million to $23.2 million. The decrease in capitalized interest is primarily due to the writedown of unevaluated property totaling $73.9 million in June 1998 and a sale of 50% of the Company's Block A-18 project in August 1998. The Company expects the portion of interest expense that will be capitalized will be lower in 1999 due to the Company's reduced exploration activities and the effect of the ARCO transaction.

          Other income, net, included foreign exchange gains of $2.1 million and $9.5 million in 1998 and 1997, respectively, primarily related to noncash adjustments to deferred tax liabilities in Colombia associated with devaluation of the Colombian peso versus the U.S. dollar. In 1998 and 1997, the Company recognized gains of $7.6 million and $1.4 million, respectively, on the sale of corporate assets in addition to the ARCO and TPC transactions. During 1998 and 1997, the Company recorded an unrealized gain (loss) of $.4 million and ($9.7 million), respectively, representing the change in the fair value of the call options purchased in anticipation of a forward oil sale. In addition, during 1998, the Company recorded an expense of $3.3 million in other income, net, related to the net payments made under and the change in the fair value of the equity swap entered into in conjunction with the sale of TPC. Net payments made (or received) under the equity swap, and any fluctuations in the fair values of the call options and the equity swap, in future periods will affect other income in such periods. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

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

          The income tax provision for 1998 included a foreign deferred tax benefit totaling $57 million compared with foreign deferred tax expense of $16 million in 1997. The benefit recognized in 1998 primarily resulted from the writedown of oil and gas properties. Additionally, the income tax provision included deferred tax expense in the United States totaling $1.5 million, compared with a benefit of $7.9 million in 1997. Current taxes related to the Company's Colombian operations were $4.4 million and $3.4 million in 1998 and 1997, respectively.

          At December 31, 1998, the Company had U.S. NOLs of approximately $415.6 million compared with NOLs of approximately $406.8 million, and certain separate return limitation years ("SRLY") operating loss carryforwards of $40.6 million, at December 31, 1997. The NOLs expire from 1999 to 2012. See note 11 of Notes to Consolidated Financial Statements. At December 31, 1998, the Company's Colombian operations and other foreign operations had NOLs and other credit carryforwards totaling $42.3 million and $31.7 million, respectively, that will expire between 1999 and 2008.

          The Company recorded a deferred tax asset of $100.9 million, net of a valuation allowance of $93.6 million, at December 31, 1998. The valuation allowance was primarily attributable to management's assessment of the utilization of NOLs in the U.S., the expectation that other tax credits will expire without being utilized, and certain temporary differences will reverse without a benefit to the Company. The minimum amount of future taxable income necessary to realize the deferred tax asset is approximately $246 million and $42 million in the U.S. and Colombia, respectively. Although there can be no assurance the Company will achieve such levels of income, management believes the deferred tax asset will be realized through increasing income from its operations.

     Extraordinary  Item
     -------------------

          In May and June 1997, the Company completed a tender offer and consent solicitation with respect to its 1997 Notes and 9 3/4% Notes that resulted in the retirement of the 1997 Notes and substantially all of the 9 1/4% Notes. The Company's results of operations for 1997 included an extraordinary expense of $14.5 million, net of a $7.8 million tax benefit, associated with the extinguishment of the 1997 Notes and 9 3/4% Notes. The remainder of the 9 3/4% Notes were retired in 1998.

     Subsequent  Event
     -----------------

     On January 4, 1999, the Company issued 3,177,500 8% Preference Shares for $70 per share, or total proceeds of $222.4 million (before closing expenses of $4.3 million). See "- Liquidity and Capital Requirements - Hicks Muse Transaction" above.


                          YEAR ENDED DECEMBER 31, 1997,
                   COMPARED WITH YEAR ENDED DECEMBER 31, 1996

     Oil  and  Gas  Sales
     --------------------

          Oil and gas sales were $145.4 million and $129.8 million in 1997 and 1996, respectively. Revenues in Colombia increased $18.3 million in 1997 due to higher production ($35 million). Total revenue barrels, including barrels delivered under the forward oil sale, increased from 6.4 million barrels in 1996 to 8.2 million barrels in 1997. Volume increases were partially offset by lower average realized oil prices ($16.7 million) reflecting the increased deliveries under the forward oil sale and a decrease in the 1997 average WTI oil price, compared with the prior year. Forward oil sale deliveries, scheduled in 1995 and recorded at $11.56 per barrel, were 29% of total revenue barrels in 1997, compared with 10% of the Company's total revenue barrels in 1996. In April 1997, the Company's delivery requirement under the forward oil sale increased from 58,425 barrels per month to 254,136 barrels per month, which had an adverse effect on the Company's earnings and cash flows on a per-barrel basis during 1997. Oil and gas sales from properties sold in early 1996 aggregated $2.7 million.

     Gain  on  Sale  of  Oil  and  Gas  Assets
     -----------------------------------------

          In June 1997, the Company sold its Argentine subsidiary for cash proceeds of $4.1 million and recognized a gain of $4.1 million. In March 1996, the Company sold its royalty interest in U.S. properties for $23.8 million based on an effective date of January 1, 1996, and recognized a gain of $4.1 million.

     Costs  and  Expenses
     --------------------

          Operating expenses increased $14.7 million in 1997, and depreciation, depletion and amortization increased $11.2 million, primarily due to higher production volumes, including barrels delivered under the forward oil sale. The Company's operating costs per oil equivalent-barrel were $6.47 and $5.77 in 1997 and 1996, respectively. Increased per-barrel costs resulted from higher OCENSA pipeline tariffs. During 1997, construction of OCENSA's pipeline system was completed, although its facilities were not utilized to their capacity due to delays in escalating production in the Fields. During 1997 and 1996, the Company paid production taxes on production from the Cusiana Field totaling $8.5 million, or $1.28 per barrel, and $8.4 million, or $1.40 per barrel, respectively.

          General and administrative expenses before capitalization increased $10.5 million to $61 million in 1997, primarily due to growth of the Company's operations. Capitalized general and administrative costs were $32.4 million and $24.6 million in 1997 and 1996, respectively. The increased capitalized costs reflect the Company's increased exploration activities in 1997.

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

          Other income in 1997 included a foreign exchange gain of $9.5 million primarily on deferred tax liabilities in Colombia, compared with a foreign exchange loss of $.6 million in 1996. During 1997 and 1996, the Company recorded an unrealized gain (loss) of ($9.7 million) and $11 million, respectively, representing the change in the fair market value of call options purchased in anticipation of a forward oil sale. Other income in 1996 included a $10.4 million gain on the sale of the Company's shareholdings in Crusader Limited, a $7.6 million benefit for settlement of a lawsuit in which the Company was plaintiff, and a loss provision of $3.2 million for certain legal matters.

     Income  Taxes
     -------------

          The income tax provision for 1997 included foreign deferred taxes totaling $16 million, primarily related to the Company's Colombian operations, compared with foreign deferred taxes of $15.4 million in 1996. Additionally, the income tax provision included a deferred tax benefit in the United States totaling $7.9 million, compared with a benefit of $23.5 million in 1996. Current taxes related to the Company's Colombian operations were $3.4 million and $5.5 million in 1997 and 1996, respectively.

                         Exploration  Operations
                         -----------------------

          Costs related to acquisition, holding and initial exploration of licenses in countries with no proved reserves are initially capitalized, including internal costs directly identified with acquisition, exploration and development activities. The Company's exploration licenses are periodically assessed for impairment on a country-by-country basis. If the Company's investment in exploration licenses within a country where no proved reserves are assigned is deemed to be impaired, the licenses are written down to estimated recoverable value. If the Company abandons all exploration efforts in a country where no proved reserves are assigned, all acquisition and exploration costs associated with the country are expensed. The Company's assessments of whether its investment within a country is impaired and whether exploration activities within a country will be abandoned are made from time to time based on its review and assessment of drilling results, seismic data and other information it deems relevant. Due to the unpredictable nature of exploration drilling activities, the amount and timing of impairment expense are difficult to predict with any certainty. Financial information concerning the Company's assets at December 31, 1998, including capitalized costs by geographic area, is in note 22 of Notes to Consolidated Financial Statements.

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

                 Recent Accounting and Disclosure Pronouncements
                 -----------------------------------------------

               In June 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires enterprises to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The requisite accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation. The Company must adopt SFAS 133 effective January 1, 2000. Based on the Company's outstanding derivatives contracts, the Company believes that the impact of adopting this standard would not have a material adverse effect on the Company's operations or consolidated financial condition. However, no assurances can be given with regard to the level of the Company's derivatives activities at the time SFAS 133 is adopted or the resulting effect on the Company's operations or consolidated financial condition.

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

          The Company's information technology infrastructure consists of desktop Pentium class Intel based PC systems, servers and Sparc-UNIX based computers and off-the-shelf software packages. The systems are networked via Microsoft NT 4.0 and other telecommunications equipment. The Company does not use mini or mainframe computer systems and uses only off-the-shelf software products. The PBX and phone system is a standard off-the-shelf phone system with voice mail capability. Additionally, telefax and copier machines are additional business tools used by the Company in conducting its day-to-day activities.

          The Company has substantially completed its assessment of the Year 2000 readiness of its internal computerized systems. The next phase will include installing upgrades to its off-the-shelf financial and operational software applications, hardware and telecommunications equipment. The Company expects that such remediation procedures will be completed by the second quarter of 1999. The last phase will include testing of newly upgraded systems to ensure compliance with Year 2000 date recognition and the development of contingency plans. The Company expects to complete this last phase by the third quarter of 1999.

          All of the Company's sales are derived from oil and gas production from the Fields, which is heavily dependent upon the operation of the Fields by BP Exploration Company (Colombia) Limited (the "Operator") and the transportation of oil through OCENSA, a Colombian pipeline company. The Company is monitoring progress of the Operator of the Fields and OCENSA on their activities related to the Year 2000. At this time, the Company expects that field operations will not be interrupted due to improper recognition of the Year 2000 by computerized systems of the Operator of the Fields or OCENSA.

          The Company also relies on other oil and gas partners, vendors, and financial institutions in its daily operations. The Company believes it has identified those third-party relationships that could have a material adverse effect on the Company's results of operations and financial position should their computerized systems not be compliant for the Year 2000. The Company is in the process of surveying the identified third parties on their readiness for the Year 2000 and will establish appropriate alternatives, if needed, where noncompliance may pose a risk to the Company's operations.

          The Company does not believe that the costs to resolve any Year 2000 issues will be material. To date, the Company has incurred approximately $150,000 on Year 2000 matters and it expects that the total cost, primarily consulting fees, will not exceed $700,000.

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

               Certain Factors That Could Affect Future Operations
               ---------------------------------------------------

          Certain information contained in this report, as well as written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise, may be deemed to be "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and are subject to the "Safe Harbor" provisions of that section. Forward-looking statements include statements concerning the Company's and management's plans, objectives, goals, strategies and future operations and performance and the assumptions underlying such forward-looking statements. Forward-looking statements may be identified, without limitation, by the use of the words "anticipates," "estimates," "expects," "believes," "intends," "plans" and similar expressions. These statements include information regarding drilling schedules; expected or planned production capacity; the closing of branch offices; future production of the Fields; the negotiation of a gas-sales contract, completion of development and commencement of production in Malaysia-Thailand; the Company's capital budget and future capital requirements; the Company's meeting its future capital needs; future general and administrative expense and the portion to be capitalized; future interest expense and the portion to be capitalized; the Company's realization of its deferred tax asset; the level of future expenditures for environmental costs; the outcome of regulatory and litigation matters; the impact of Year 2000 issues; the estimated fair value of derivative instruments, including the equity swap; and proven oil and gas reserves and discounted future net cash flows therefrom. These statements are based on current expectations and involve a number of risks and uncertainties, including those described in the context of such forward-looking statements, and in notes 20 and 21 of Notes to Consolidated Financial Statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to these and other factors.

ITEM 7. A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET  RISK


Commodity  Risk
---------------

     The Company's primary commodity market risk exposure is to changes in the pricing applicable to its oil production, which is normally priced with reference to a defined benchmark, such as light, sweet crude oil traded on the New York Mercantile Exchange (WTI). Actual prices received vary from the benchmark depending on quality and location differentials. The markets for crude oil historically have been volatile and are likely to continue to be volatile in the future. During the three year period ended December 31, 1998, WTI oil prices fluctuated between a low price of $10.72 per barrel and a high price of $26.62 per barrel.

     From time to time, it is the Company's policy to use financial market transactions, including swaps, collars and options, with creditworthy counterparties, primarily to reduce the risk associated with the pricing of a portion of its projected oil production. The policy is structured to underpin the Company's planned revenues and results of operations. The Company may also enter into financial market transactions to benefit from its assessment of the future prices of its production relative to other benchmark prices.

     During the year ended December 31, 1998, the Company did not have any outstanding financial market transactions to hedge against oil price fluctuations. During the years ended December 31, 1997 and 1996, markets provided the Company the opportunity to realize WTI benchmark oil prices on average $2.35 per barrel and $4.68 per barrel, respectively, above the WTI benchmark oil price the Company set as part of its annual plan for the period. As a result of financial and commodity market transactions settled during the years ended December 31, 1997 and 1996, the Company's risk management program resulted in an average net realization of approximately $.11 per barrel and $1.21 per barrel, respectively, lower than if the Company had not entered into such transactions. Realized gains or losses from the Company's price risk management activities are recognized in oil and gas sales at the time of settlement of the underlying hedged transaction.

     In anticipation of entering into the forward oil sale, in 1995 the Company purchased WTI benchmark call options to retain the ability to benefit from WTI price increases above a weighted average price of $20.42 per barrel. The volumes and expiration dates on the call options coincide with the volumes and delivery dates of the forward oil sale. During the years ended December 31, 1998, 1997 and 1996, the Company recorded an unrealized gain (loss) of $.4 million, ($9.7 million) and $11 million, respectively, in other income, net, related to the change in the fair market value of the call options. The Company used a sensitivity analysis technique to evaluate the hypothetical effect that changes in WTI oil prices may have on the fair value of these call options. At December 31, 1998, the potential decrease in fair value, assuming a ten percent adverse movement in WTI oil prices, would not have a material adverse effect on the Company's consolidated financial position or results of operations.

Interest  Rate  Risk
--------------------

     Equity  Swap
     ------------

          In conjunction with the sale of TPC, the Company entered into an equity swap with a creditworthy financial institution (the "Counterparty"). The equity swap has a notional amount of $97 million and requires the Company to make quarterly floating LIBOR-based payments on the notional amount to the Counterparty. In exchange, the Counterparty is required to make payments to the Company equivalent to 97% of the dividends TPC receives in respect of its equity interest in OCENSA. The Company's LIBOR-based payments commenced in March 1998, and OCENSA commenced paying dividends in September 1998. OCENSA's first dividend was attributable to the four month period ending June 1998. During the year ended December 31, 1998, the Company made payments to the Counterparty totaling $5.9 million and received payments from the Counterparty totaling $2.6 million.

     The equity swap is carried in the Company's financial statements at fair value during its term, which, as amended, will expire April 14, 2000. The value of the equity swap in the Company's financial statements is equal to the estimated fair value of the shares of OCENSA owned by TPC. Because there is no public market for the shares of OCENSA, the Company estimates their value using a discounted cash flow model applied to the distributions expected to be paid in respect of the OCENSA shares. The discount rate applied to the estimated cash flows from the OCENSA shares is based on a combination of current market rates of interest, a credit spread for OCENSA's debt, and a spread to reflect the preferred stock nature of the OCENSA shares. During the year ended December 31, 1998, the Company recorded an expense of $3.3 million in other income, net, related to the net payments made under and the change in the fair market value of the equity swap. The Company also evaluated the potential effect that near-term changes in interest rates could have on the fair value of the equity swap. Based upon an analysis utilizing the actual discount rate in effect as of December 31, 1998, and assuming a ten percent adverse movement in the discount rate, the potential decrease in the fair value of the equity swap at December 31, 1998, would be approximately $6.6 million. Net payments made (or received) under the equity swap, and any fluctuations in the fair value of the equity swap, in future periods, will affect other income in such periods. There can be no assurance that changes in interest rates, or in other factors that affect the value of the OCENSA shares and/or the equity swap, will not have a material adverse effect on the carrying value of the equity swap.

          Upon the expiration of the equity swap in April 2000, the Company expects that the Purchaser will sell the TPC shares. Under the terms of the equity swap with the Counterparty, upon any sale by the Purchaser of the TPC shares, the Company will receive from the Counterparty, or pay to the Counterparty, an amount equal to the excess or deficiency, as applicable, of the difference between 97% of the net proceeds from the Purchaser's sale of the TPC shares and the notional amount of $97 million. There can be no assurance that the value the Purchaser may realize in any sale of the TPC shares will equal the value of the shares estimated by the Company for purposes of valuing the equity swap. To the extent that 97% of the Purchaser's sale proceeds exceeds the notional amount, the Company will record a gain, and to the extent 97% of the Purchaser's sale proceeds is less than the notional amount, the Company will record an expense. The Company has no right or obligation to repurchase the TPC shares at any time, but the Company is not prohibited from offering to purchase the shares if the Purchaser offers to sell them.

     Indebtedness  of  the  Company
     ------------------------------

          The Company believes its interest rate exposure on debt is not significant since only $32.6 million out of total debt of $432.5 million at December 31, 1998, has floating interest rate obligations, of which $14.5 million was repaid in January 1999.

Foreign  Currency  Risk
-----------------------

          The Company derives substantially all of its consolidated revenues from international operations. A risk inherent in international operations is the possibility of realizing economic currency-exchange losses when transactions are completed in currencies other than U.S. dollars. The Company's risk of realizing currency-exchange losses currently is largely mitigated because the Company receives U.S. dollars for sales of its petroleum products in Colombia. With respect to expenditures denominated in currencies other than the U.S. dollar, the Company generally converts U.S. dollars to the local currency near the applicable payment dates to minimize exposure to losses caused by holding foreign currency deposits. During the three-year period ended December 31, 1998, the Company did not realize any material foreign exchange losses from its international operations.

          The Company evaluated the potential effect that reasonably possible near-term changes in foreign exchange rates may have on the fair value of foreign currency denominated assets. Based on analysis utilizing the actual foreign currency exchange rates at December 31, 1998, and assuming a ten percent adverse movement in exchange rates, the potential decrease in fair value of foreign currency denominated assets does not have a material adverse effect on the Company's consolidated financial position or results of operations.



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements required by this item begin at page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                      PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information relating to the Company's directors and nominees for election as directors of the Company is incorporated herein by reference from the Proxy Statement for the 1999 Annual Meeting of Shareholders of the Company (the "Proxy Statement"), specifically the discussion under the heading "Election of Directors." The Company expects that the Proxy Statement will be publicly available and mailed in April 1999. Certain information as to executive officers is included herein under Items 1 and 2, "Business and Properties - Executive Officers." The discussion under "Section 16(a) Beneficial Ownership Reporting
Compliance"  in  the  Proxy  Statement  is  incorporated  herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

          The discussion under "Management Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The discussion under "Security Ownership of Management and Certain Shareholders" in the Proxy Statement is incorporated herein by reference.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The discussion under "Management Compensation - Certain Transactions" in the Proxy Statement is incorporated herein by reference.

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


 3.1  Memorandum  of  Association.  (1)
 3.2  Articles of Association. (1)
 4.1  Specimen Share Certificate of Ordinary Shares, $.01 par value, of the Company. (2)
 4.2  Rights Agreement dated as of March 25, 1996, between Triton and The Chase
      Manhattan Bank, as Rights Agent, including, as Exhibit A thereto, Resolutions establishing the Junior Preference Shares. (1)
 4.3  Resolutions Authorizing the Company's 5% Convertible Preference Shares. (3)
 4.4  Amendment No. 1 to Rights Agreement dated as of August 2, 1996, between Triton
      Energy Limited and The Chase Manhattan Bank, as Rights Agent. (4)
 4.5  Amendment No. 2 to Rights Agreement dated as of August 30, 1998, between Triton
      Energy Limited and The Chase Manhattan Bank, as Rights Agent. (5)
 4.6  Unanimous Written Consent of the Board of Directors authorizing a Series of
      Preference Shares. (6)
 4.7  Amendment No. 3 to Rights Agreement dated as of January 5, 1999, between Triton
      Energy Limited and The Chase Manhattan Bank, as Rights Agent. (7)
10.1  Amended and Restated  Retirement Income Plan. (8)(27)
10.2  Amendment to the Retirement Income Plan dated August 1, 1998. (9)(27)
10.3  Amendment to Amended and Restated Retirement Income Plan dated
      December 31, 1996. (10)(27)
10.4  Amended and Restated Supplemental Executive Retirement Income Plan. (11)(27)
10.5  1981 Employee Non-Qualified Stock Option Plan. (12)(27)
10.6  Amendment No. 1 to the 1981 Employee Non-Qualified Stock Option Plan. (13)(27)
10.7  Amendment No. 2 to the 1981 Employee Non-Qualified Stock Option Plan. (12)(27)
10.8  Amendment No. 3 to the 1981 Employee Non-Qualified Stock Option Plan. (8)(27)
10.9  1985  Stock  Option  Plan.  (14)(27)
10.10 Amendment No. 1 to the 1985 Stock Option Plan. (12)(27)
10.11 Amendment No. 2 to the 1985 Stock Option Plan. (8)(27)
10.12 Amended and Restated 1986 Convertible Debenture Plan. (8)(27)
10.13 1988 Stock Appreciation Rights Plan. (15)(27)
10.14 1989 Stock Option Plan. (16)(27)
10.15 Amendment No. 1 to 1989 Stock Option Plan. (12)(27)
10.16 Amendment No. 2 to 1989 Stock Option Plan. (8)(27)
10.17 Second Amended and Restated 1992 Stock Option Plan.(17)(27)
10.18 Form of Amended and Restated Employment Agreement with Triton Energy Limited and certain officers. (11)(27)
10.19 Amended and Restated Employment Agreement among Triton Energy Limited, Triton
      Exploration Services, Inc. and Robert B. Holland, III. (6)(27)
10.20 Form of Amended and Restated Employment Agreement among Triton Energy Limited,
      Triton Exploration Services, Inc. and each of Peter Rugg and Al E. Turner. (6)(27)
10.21 Letter Agreement among Triton Energy Limited, Triton Exploration Services,  Inc.
      and Robert B. Holland, III dated December 17, 1998. (27)(28)
10.22 Letter Agreement among Triton Energy Limited, Triton Exploration Services,  Inc.
      and Peter Rugg dated December 10, 1998. (27)(28)
10.23 Form of Bonus Agreement between Triton Exploration Services,  Inc. and each of
      Al E. Turner, Robert B. Holland, III, and Peter Rugg dated July 15, 1998. (27)(28)
10.24 Amended and Restated 1985 Restricted Stock Plan. (8)(27)
10.25 First Amendment to Amended and Restated 1985 Restricted Stock Plan. (18)(27)
10.26 Second Amendment to Amended and Restated 1985 Restricted Stock Plan. (17)(27)
10.27 Executive Life Insurance Plan. (19)(27)
10.28 Long Term Disability Income Plan. (19)(27)
10.29 Amended and Restated Retirement Plan for Directors. (14)(27)
10.30 Contract for Exploration and Exploitation for Santiago de Atalayas I with an effective date of July 1, 1982, between Triton Colombia, Inc., and Empresa Colombiana
      De Petroleos. (14)
10.31 Contract for Exploration and Exploitation for Tauramena with an effective date of July
      4, 1988, between Triton Colombia, Inc., and Empresa Colombiana De Petroleos. (14)
10.32 Summary of Assignment legalized by Public Instrument No. 1255 dated September 15,
      1987 (Assignment is in Spanish language). (15)
10.33 Summary of Assignment legalized by Public Instrument No. 1602 dated June 11, 1990
      (Assignment is in Spanish language). (15)
10.34 Summary of Assignment legalized by Public Instrument No. 2586 dated September 9,
      1992 (Assignment is in Spanish language). (15)
10.35 401(K) Savings Plan. (8)(27)
10.36 Amendment to the 401(k) Savings Plan dated August 1, 1998. (9)(27)
10.37 Amendment to 401(k) Savings Plan dated December 31, 1996. (10)(27)
10.38 Contract  between  Malaysia-Thailand and Joint Authority and Petronas  Carigali
      SDN.BHD. and Triton Oil Company of Thailand relating to Exploration and Production of  Petroleum for Malaysia-Thailand Joint Development Area Block A-18. (20)
10.39 Triton Crude Purchase Agreement between Triton Colombia, Inc. and Oil Co., LTD.
      dated May 25, 1995. (21)
10.40 Credit Agreement among Triton Colombia, Inc., Triton Energy Corporation,
      NationsBank, N.A. (Carolinas) and Export-Import Bank of the United States. (18)
10.41 Amendment No. 1 to Credit Agreement among Triton Colombia, Inc., Triton Energy
      Corporation, NationsBank, N.A. (Carolinas) and Export-Import Bank of the United
      States. (18)
10.42 Amendment No. 2 to Credit Agreement among Triton Colombia, Inc., Triton Energy
      Corporation, NationsBank, N.A. (Carolinas) and Export-Import Bank of the United
      States. (17)
10.43 Amendment No. 3 to Credit Agreement among Triton Colombia, Inc., Triton Energy
      Corporation, NationsBank, N.A. (Carolinas) and Export-Import Bank of the United
      States. (10)
10.44 Form of Indemnity Agreement entered into with each director and officer of the
      Company. (6)
10.45 Description of Performance Goals for Executive Bonus Compensation. (22)(27)
10.46 Stock Purchase Agreement dated September 2, 1997, between The Strategic
      Transaction Company and Triton International Petroleum, Inc. (11)
10.47 Fourth Amendment to Stock Purchase Agreement dated February 2, 1998, between
      The Strategic Transaction Company and Triton International Petroleum, Inc. (11 )
10.48 Amended and Restated 1997 Share Compensation Plan. (27)(28)
10.49 First Amendment to Amended and Restated Retirement Plan for Directors. (11 )(27)
10.50 First Amendment to Second Amended and Restated 1992 Stock Option Plan. (23)(27)
10.51 Second Amendment to Second Amended and Restated 1992 Stock Option Plan.
      (11)(27)
10.52 Amended and Restated Indenture dated July 25, 1997, between Triton Energy
      Limited and The Chase Manhattan Bank. (24)
10.53 Amended and Restated First Supplemental Indenture dated July 25, 1997, between Triton Energy Limited and The Chase Manhattan Bank relating to the 8 3/4% Senior Notes due 2002. (24)
10.54 Amended and Restated Second Supplemental Indenture dated July 25, 1997, between Triton Energy Limited and The Chase Manhattan Bank relating to the 9 1/4% Senior Notes due 2005. (24)
10.55 Share Purchase Agreement dated July 17, 1998 ,among Triton Energy Limited, Triton
      Asia Holdings, Inc., Atlantic Richfield Company and ARCO JDA Limited. (9)
10.56 Shareholders Agreement dated August 3, 1998, among Triton Energy Limited, Triton
      Asia Holdings, Inc., Atlantic Richfield Company, and ARCO JDA Limited. (9)
10.57 Stock Purchase Agreement dated as of August 31, 1998, between Triton Energy
      Limited and HM4 Triton, L.P. (6)
10.58 Shareholders Agreement dated as of September 30, 1998, between Triton Energy
      Limited and HM4 Triton, L.P. (6)
10.59 Financial Advisory Agreement dated as of September 30, 1998, between Triton Energy
      Limited and Hicks, Muse & Co. Partners, L.P. (6)
10.60 Monitoring and Oversight Agreement dated as of September 30, 1998, between Triton
      Energy Limited and Hicks, Muse & Co. Partners, L.P. (6)
10.61 Severance Agreement dated as of July 15, 1998, between Thomas G. Finck and Triton
      Energy Limited. (6) (27)
 12.1 Computation of Ratio of Earnings to Fixed Charges. (28)
 12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preference
      Dividends. (28)
 21.1 Subsidiaries of the Company. (28)
 23.1 Consent of PricewaterhouseCoopers LLP. (28)
 23.2 Consent of DeGolyer and MacNaughton. (28)
 24.1 The power of attorney of officers and directors of the Company (set forth on the signature page hereof). (28)
 27.1 Financial Data Schedule. (28)
 99.1 Heads of Agreement for the Supply of Gas from Block A-18 of the Malaysia-Thailand Joint Development Area. (10)
 99.2 Rio Chitamena Association Contract. (25)
 99.2 Rio Chitamena Purchase and Sale Agreement. (25)
 99.3 Integral Plan - Cusiana Oil Structure. (25)
 99.4 Letter Agreements with co-investor in Colombia. (25)
 99.5 Colombia Pipeline Memorandum of Understanding. (25)
 99.6 Amended and Restated Oleoducto Central S.A. Agreement dated as of March 31,
      1995. (26)



____________________


(1)  Previously filed as an exhibit to the Company's Registration Statement on Form S-3
     (No 333-08005) and incorporated herein by reference.
(2)  Previously filed as an exhibit to the Company's Registration Statement on Form 8-A dated March 25, 1996, and incorporated herein by reference.
(3)  Previously filed as an exhibit to the Company's and Triton Energy Corporation's
     Registration Statement on Form S-4 (No. 333-923) and incorporated herein by reference.
(4)  Previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A
     (Amendment No. 1) dated August 14, 1996, and incorporated herein by reference.
(5)  Previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A
     (Amendment No. 2) dated October 2, 1998, and incorporated herein by reference.
(6)  Previously  filed  as an exhibit to Triton Energy Corporation's Quarterly Report on
     Form 10-Q for the quarter  ended  September  30,  1998,  and  incorporated  herein by reference.
(7)  Previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A
     (Amendment No. 3) dated January 31, 1999, and incorporated herein by reference.
(8)  Previously filed as an exhibit to Triton Energy Corporation's Quarterly
     Report  on  Form  10-Q  for  the  quarter  ended  November  30, 1993, and incorporated by reference
(9)  Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
     quarter ended June 30, 1998, and incorporated herein by reference.
(10) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
     quarter ended March 31, 1998, and incorporated herein by reference.
(11) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.
(12) Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
     10-K for the fiscal year ended May 31, 1992 ,and incorporated herein by reference.
(13) Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
     10-K for the fiscal year ended May 31, 1989, and incorporated by reference herein.
(14) Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
     10-K for the fiscal year ended May 31, 1990, and incorporated herein by reference.
(15) Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
     10-K for the fiscal year ended May 31, 1993, and incorporated by reference herein.
(16) Previously  filed as an exhibit to Triton Energy Corporation's Quarterly Report  on
     Form  10-Q  for the quarter ended November 30, 1988, and incorporated herein by reference.
(17) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
     quarter ended March 31, 1996, and incorporated herein by reference.
(18) Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
     10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.
(19) Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
     10-K for the fiscal year ended May 31, 1991, and incorporated herein by reference.
(20) Previously filed as an exhibit to Triton Energy Corporation's current report on Form
     8-K dated April 21, 1994, and incorporated by reference herein.
(21) Previously filed as an exhibit to Triton Energy Corporation's Current Report on Form
     8-K dated May 26, 1995, and incorporated herein by reference.
(22) Previously filed as an exhibit to the Company's Annual Report on Form
     10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.
(23) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
     quarter ended March 31, 1997, and incorporated herein by reference.
(24) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
     quarter ended June 30, 1997, and incorporated herein by reference.
(25) Previously filed as an exhibit to Triton Energy Corporation's current report on Form
     8-K/A dated July 15, 1994, and incorporated by reference herein.

(26) Previously  filed  as an exhibit to Triton Energy Corporation's Quarterly Report on  Form  10-Q for the quarter  ended June 30, 1995, and incorporated herein by reference.
(27)  Management contract or compensatory plan or arrangement.
(28)  Filed herewith.




(b)          Reports on Form 8-K.

             None

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed by the undersigned thereunto duly authorized on the 17th day of March, 1999.

                              TRITON  ENERGY  LIMITED




                              By:/s/  James C. Musselman
                              -------------------------------------
                                 James C. Musselman
                                 President and Chief Executive Officer


                           POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned officers and directors of Triton Energy Limited (the "Company") hereby constitutes and appoints James C. Musselman, Robert B. Holland, III, and Bernard Gros-Dubois, or any of them (with full power to each of them to act alone), his true and lawful attorney-in-fact and agent, with full power of substitution, for him and on his behalf and in his name, place and stead, in any and all capacities, to sign, execute, and file any and all documents relating to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, including any and all amendments and supplements thereto, with any regulatory authority, granting unto said attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he himself might or could do if personally present, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 17th day of March, 1999.

          Signatures                         Title
          ----------                         -----




      /s/Bernard Gros-Dubois            Vice President
 -----------------------------
         Bernard Gros-Dubois            (Principal Accounting and
                                         Financial Officer)

     /s/Thomas O. Hicks                 Chairman of the Board
------------------------------
        Thomas O. Hicks





     /s/James C. Musselman              President and Chief Executive Officer
------------------------------
        James C. Musselman              (Principal Executive Officer)



    /s/Sheldon R. Erikson               Director
------------------------------
       Sheldon R. Erikson



    /s/Jack D. Furst                    Director
------------------------------
       Jack D. Furst



    /s/Fitzgerald S. Hudson             Director
------------------------------
       Fitzgerald Hudson



                                        Director
------------------------------
       John R. Huff



    /s/Michael E. McMahon               Director
------------------------------
       Michael E. McMahon



    /s/C. Lamar Norsworthy              Director
------------------------------
       C. Lamar Norsworthy



    /s/C. Richard Vermillion            Director
------------------------
       C. Richard Vermillion



    /s/J. Otis Winters                  Director
------------------------------
       J. Otis Winters

                     TRITON ENERGY LIMITED AND SUBSIDIARIES
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES





                                                                                 PAGE
                                                                                 -----

TRITON  ENERGY  LIMITED  AND  SUBSIDIARIES:

Report of Independent Accountants. . . . . . . . . . . . . . . . . . . . . . . .  F-2
Consolidated Statements of Operations - Years ended December 31, 1998, 1997, and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-3
Consolidated Balance Sheets - Pro Forma December 31, 1998 (Unaudited), and
December 31, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-4
Consolidated Statements of Cash Flows - Years ended December 31, 1998, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-5
Consolidated Statements of Shareholders' Equity - Years ended December 31, 1998,
1997 and 1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-6
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . .  F-7



SCHEDULE:
 II  -  Valuation and Qualifying Accounts - Years ended December 31, 1998,
         1997 and 1996                                                            F- 50
























  All other schedules are omitted as the required information is inapplicable or presented in the consolidated financial statements or related notes.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------


To the Board of Directors and Shareholders of Triton Energy Limited

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Triton Energy Limited and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers  LLP
Dallas,  Texas
February  2,  1999

                     TRITON ENERGY LIMITED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)





                                                             YEAR ENDED DECEMBER 31,
                                                          --------------------------------
                                                             1998       1997       1996
                                                          ----------  ---------  ---------
SALES AND OTHER OPERATING REVENUES:
  Oil and gas sales                                       $ 160,881   $145,419   $129,795
  Gain on sale of oil and gas assets                         67,737      4,077      4,182
                                                          ----------  ---------  ---------
                                                            228,618    149,496    133,977
                                                          ----------  ---------  ---------
COSTS AND EXPENSES:
  Operating                                                  73,546     51,357     36,654
  General and administrative                                 26,653     28,607     25,945
  Depreciation, depletion and amortization                   58,811     36,828     25,640
  Writedown of assets                                       328,630        ---     42,960
  Special charges                                            18,324        ---        ---
                                                          ----------  ---------  ---------
                                                            505,964    116,792    131,199
                                                          ----------  ---------  ---------

          OPERATING INCOME (LOSS)                          (277,346)    32,704      2,778

Gain on sale of Triton Pipeline Colombia                     50,227        ---        ---
Interest income                                               3,258      5,178      6,703
Interest expense, net                                       (23,228)   (23,858)   (15,897)
Other income, net                                             8,480      2,872     27,361
                                                          ----------  ---------  ---------

                                                             38,737    (15,808)    18,167
                                                          ----------  ---------  ---------

          EARNINGS (LOSS) BEFORE INCOME TAXES
               AND EXTRAORDINARY ITEM                      (238,609)    16,896     20,945
Income tax expense (benefit)                                (51,105)    11,301     (2,860)
                                                          ----------  ---------  ---------

          EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM        (187,504)     5,595     23,805
Extraordinary item - extinguishment of debt                     ---    (14,491)    (1,196)
                                                          ----------  ---------  ---------

           NET EARNINGS (LOSS)                             (187,504)    (8,896)    22,609
DIVIDENDS ON PREFERENCE SHARES                                3,061        400        985
                                                          ----------  ---------  ---------

          EARNINGS (LOSS) APPLICABLE TO ORDINARY SHARES   $(190,565)  $ (9,296)  $ 21,624
                                                          ==========  =========  =========

Average ordinary shares outstanding                          36,609     36,471     35,929
                                                          ==========  =========  =========

BASIC EARNINGS (LOSS) PER ORDINARY SHARE:

   Earnings (loss) before extraordinary item              $   (5.21)  $   0.14   $   0.64
   Extraordinary item - extinguishment of debt                  ---      (0.40)     (0.03)
                                                          ----------  ---------  ---------

           BASIC EARNINGS (LOSS)                          $   (5.21)  $  (0.26)  $   0.61
                                                          ==========  =========  =========

DILUTED EARNINGS (LOSS) PER ORDINARY SHARE:

   Earnings (loss) before extraordinary item              $   (5.21)  $   0.14   $   0.62
   Extraordinary item - extinguishment of debt                  ---      (0.39)     (0.03)
                                                          ----------  ---------  ---------

           DILUTED EARNINGS (LOSS)                        $   (5.21)  $  (0.25)  $   0.59
                                                          ==========  =========  =========





          See accompanying Notes to Consolidated Financial Statements.

                     TRITON ENERGY LIMITED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)






                                                                       PRO FORMA
                        ASSETS                                        DECEMBER 31,                DECEMBER 31,
                                                                                        -------------------------------
                                                                         1998               1998               1997
                                                                     -------------      -------------     -------------
                                                                     (Unaudited)
CURRENT ASSETS:
   Cash and equivalents                                              $    237,186       $     19,122      $     13,451
   Trade receivables, net                                                   9,554              9,554            12,963
   Other receivables                                                       48,415             48,415            52,162
   Inventories, prepaid expenses and other                                  1,655              1,655             5,219
   Assets held for sale                                                       ---                ---            58,178
                                                                     -------------      -------------     -------------

                    TOTAL CURRENT ASSETS                                  296,810             78,746           141,973

Property and equipment, at cost, net                                      556,122            556,122           835,506
Deferred income taxes                                                     100,916            100,916            87,148
Other assets                                                               20,349             20,349            33,412
                                                                     -------------      -------------     -------------

                                                                     $    974,197       $    756,133      $  1,098,039
                                                                     =============      =============     =============

                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current maturities of long-term debt                             $     14,027       $     14,027      $    130,375
    Short-term borrowings                                                   5,000              5,000            54,600
    Accounts payable and accrued liabilities                               45,892             45,892            36,964
    Deferred income                                                        35,254             35,254            35,254
                                                                     -------------      -------------     -------------

                    TOTAL CURRENT LIABILITIES                             100,173            100,173           257,193

Long-term debt, excluding current maturities                              413,465            413,465           443,312
Deferred income taxes                                                       4,169              4,169            50,968
Deferred income and other                                                  14,519             14,519            49,946

SHAREHOLDERS' EQUITY:
   5% preference shares, par value $.01; authorized 420,000
       shares; issued 209,639 and 218,285 shares at December 31,
       1998 and 1997, respectively, stated value $34.41                     7,214              7,214             7,511
   8% preference shares, par value $.01; authorized 11,000,000 shares; issued 1,822,500 shares (pro forma 5,000,000 shares)
       at December 31, 1998, stated value $70                             350,000            127,575               ---
   Ordinary shares, par value $.01; authorized 200,000,000
       shares; issued 36,643,478 and 36,541,064 shares at
        December 31, 1998 and 1997, respectively                              366                366               365
   Additional paid-in capital                                             571,502            575,863           588,454
   Accumulated deficit                                                   (485,085)          (485,085)         (297,581)
   Accumulated other non-owner changes in shareholders' equity             (2,126)            (2,126)           (2,126)
                                                                     -------------      -------------     -------------

                                                                          441,871            223,807           296,623
   Less cost of ordinary shares in treasury                                  ---                ---                  3
                                                                     -------------      -------------     -------------

                    TOTAL SHAREHOLDERS' EQUITY                            441,871            223,807           296,620
Commitments and contingencies (note 21)                                       ---                ---               ---
                                                                     -------------      -------------     -------------

                                                                     $    974,197       $    756,133      $  1,098,039
                                                                     =============      =============     =============



The Company uses the full cost method to account for its oil- and gas-producing activities.
          See accompanying Notes to Consolidated Financial Statements.

                     TRITON ENERGY LIMITED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)




                                                                          YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------
                                                                      1998        1997        1996
                                                                   ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings (loss)                                               $(187,504)  $  (8,896)  $  22,609
 Adjustments to reconcile net earnings to net cash provided (used)
    by operating activities:
   Depreciation, depletion and amortization                           58,811      36,828      25,640
   Amortization of deferred income                                   (35,254)    (28,467)     (8,105)
   Gain on sale of oil and gas assets                                (67,737)     (4,077)     (4,182)
   Gain on sale of Triton Pipeline Colombia                          (50,227)        ---         ---
   Writedown of assets                                               328,630         ---      42,960
   Payment of accreted interest on extinguishment of debt                ---    (124,794)        ---
   Extraordinary loss on extinguishment of debt, net of tax              ---      14,491       1,196
   Amortization of debt discount                                         ---       7,949      15,897
   Deferred income taxes                                             (55,592)      8,078      (8,115)
   Gain on sale of other assets                                       (7,590)     (1,409)    (11,649)
   Other, net                                                          3,962       6,100      (4,862)
   Changes in working capital:
   Marketable debt securities - trading                                  ---       1,856       4,149
   Receivables                                                         7,371      (2,408)     (5,048)
   Inventories, prepaid expenses and other                               902         (62)       (787)
   Accounts payable and accrued liabilities                            5,898      (2,605)     11,002
                                                                   ----------  ----------  ----------

       Net cash provided (used) by operating activities                1,670     (97,416)     80,705
                                                                   ----------  ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures and investments                               (180,054)   (219,216)   (252,684)
 Proceeds from sale of oil and gas assets                            147,027       4,077      22,624
 Proceeds from sale of Triton Pipeline Colombia                       97,656         ---         ---
 Proceeds from sales of other assets                                  22,353       1,822      15,881
 Proceeds from sale of investments and marketable securities             ---       2,000      38,507
 Proceeds from sale of shareholdings in Crusader                         ---         ---      69,583
 Other                                                                (2,630)     (1,383)        571
                                                                   ----------  ----------  ----------

       Net cash provided (used) by investing activities               84,352    (212,700)   (105,518)
                                                                   ----------  ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from revolving lines of credit and long-term debt          162,530     620,413      53,911
 Payments on revolving lines of credit and long-term debt           (350,511)   (321,515)    (70,884)
 Short-term notes payable, net                                        (9,600)      9,600         ---
 Issuance of 8% preference shares, net                               115,329         ---         ---
 Issuances of ordinary shares                                          2,544       5,260       5,874
 Other                                                                  (363)       (390)     (1,879)
                                                                   ----------  ----------  ----------

       Net cash provided (used) by financing activities              (80,071)    313,368     (12,978)
                                                                   ----------  ----------  ----------

Effect of exchange rate changes on cash and equivalents                 (280)       (849)       (211)
                                                                   ----------  ----------  ----------
Net increase (decrease) in cash and equivalents                        5,671       2,403     (38,002)
CASH AND EQUIVALENTS AT BEGINNING OF YEAR                             13,451      11,048      49,050
                                                                   ----------  ----------  ----------

CASH AND EQUIVALENTS AT END OF YEAR                                $  19,122   $  13,451   $  11,048
                                                                   ==========  ==========  ==========




          See accompanying Notes to Consolidated Financial Statements.

                      TRITON ENERGY LIMITED AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                                                             YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------------------------------


                                                                1998                   1997                  1996
                                                       ----------------------  -------------------- --------------------
OWNER  SOURCES  OF  SHAREHOLDERS'  EQUITY:
 5%  PREFERENCE  SHARES:
  Balance at beginning of period                      $    7,511               $   8,515             $  14,109
  Conversion of 5% preference shares                        (297)                 (1,004)               (5,594)
                                                       ----------              ----------            ----------
  Balance at end of period                                 7,214                   7,511                 8,515
                                                       ----------              ----------            ----------
8% PREFERENCE SHARES:
  Balance at beginning of period                             ---                    ---                    ---
  Issuances of 1,822,500 shares at $70 per share         127,575                    ---                    ---
                                                       ----------              ----------            ----------

  Balance at end of period                               127,575                    ---                    ---
                                                       ----------              ----------            ----------
ORDINARY SHARES:
  Balance at beginning of period                             365                     363                35,927
  Exercise of employee stock options and debentures            1                       2                    81
  Conversion of 5% preference shares                         ---                     ---                   153
  Reduction in par value                                     ---                     ---               (35,783)
  Other, net                                                 ---                     ---                   (15)
                                                       ----------              ----------            ----------
  Balance at end of period                                   366                     365                   363
                                                       ----------              ----------            ----------
ADDITIONAL PAID-IN CAPITAL:
  Balance at beginning of period                         588,454                 582,581               516,326
  Cash dividends, 5% preference shares                      (368)                   (400)                 (985)
  Cash dividends, 8% preference shares                    (2,693)                   ---                   ---
  Exercise of employee stock options and debentures        2,548                   3,831                 7,974
  Conversion of 5% preference shares                         297                   1,004                 5,441
  Reduction in par value                                     ---                     ---                35,783
  Transaction costs for issuance of
   8% preference shares                                  (12,370)                    ---                   ---
  Sale of shareholdings in Crusader                          ---                     ---                20,413
  Other, net                                                  (5)                  1,438                (2,371)
                                                       ----------              ----------            ----------
  Balance at end of period                               575,863                 588,454               582,581
                                                       ----------              ----------            ----------
TREASURY SHARES:
  Balance at beginning of period                              (3)                     (2)                 (338)
  Retirement of treasury shares                                5                      ---                  204
  Other, net                                                  (2)                     (1)                  132
                                                       ----------              ----------            ----------
  Balance at end of period                                   ---                      (3)                   (2)
                                                       ----------              ----------            ----------

    TOTAL OWNER SOURCES OF SHAREHOLDERS' EQUITY          711,018                 596,327               591,457
                                                       ----------              ----------            ----------

NON-OWNER SOURCES OF SHAREHOLDERS' EQUITY:
 ACCUMULATED DEFICIT:
  Balance at beginning of period                        (297,581)               (288,685)             (311,294)
  Net earnings (loss)                                   (187,504)  $(187,504)     (8,896)  $(8,896)     22,609   $22,609
                                                       ----------              ----------            ----------

  Balance at end of period                              (485,085)               (297,581)             (288,685)
                                                       ----------              ----------            ----------
ACCUMULATED OTHER NON-OWNER CHANGES IN
    SHAREHOLDERS' EQUITY:
  Balance at beginning of period                          (2,126)                 (2,128)               (8,705)
  Foreign currency translation adjustments:
    Sale of shareholdings in Crusader                                    ---                   ---                 4,890
    Translation rate changes                                             ---                   ---                 1,600
  Valuation reserve on marketable securities                             ---                     2                    87
                                                                   ----------              --------              -------

  Other non-owner changes in shareholders' equity            ---         ---           2         2       6,577     6,577
                                                       ----------  ----------  ----------  --------  ----------  -------

  Non-owner changes in shareholders' equity                        $(187,504)              $(8,894)              $29,186
                                                                   ==========              ========              =======

  Balance at end of period                             (2,126)                 (2,126)               (2,128)
                                                       ----------              ----------            ----------

          TOTAL NON-OWNER SOURCES OF
              SHAREHOLDERS' EQUITY                      (487,211)               (299,707)             (290,813)
                                                       ----------              ----------            ----------

TOTAL SHAREHOLDERS' EQUITY                             $ 223,807               $ 296,620             $ 300,644
                                                       ==========              ==========            ==========

               See accompanying Notes to Consolidated Financial Statements.

                 TRITON ENERGY LIMITED AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN TABLES IN THOUSANDS, EXCEPT FOR SHARE,
                    PER SHARE AND PER BARREL DATA)



1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

GENERAL

Triton Energy Limited ("Triton") is an international oil and gas exploration and production company. The term "Company" when used herein means Triton and its subsidiaries and other affiliates through which the Company conducts its business. The Company's principal properties, operations, and oil and gas reserves are located in Colombia and Malaysia-Thailand. The Company is exploring for oil and gas in these areas, as well as in southern Europe, Africa, and the Middle East. All sales are currently derived from oil and gas production in Colombia.

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

PRINCIPLES  OF  CONSOLIDATION

The consolidated financial statements include the accounts of Triton and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company also consolidates its proportionate share of assets, liabilities and results of operations for oil and gas ventures. The investment in a previously owned 49.9% affiliate in which the Company exercised significant influence over operating and financial policies was accounted for using the equity method. Investments in less than 20%-owned affiliates are accounted for using the cost method.

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

Support equipment and facilities are depreciated using the unit-of-production method based on total reserves of the field related to the support equipment and facilities. Other property and equipment, which includes furniture and fixtures, vehicles and leasehold improvements, are depreciated principally on a straight-line basis over estimated useful lives ranging from 3 to 20 years.

Repairs and maintenance are expensed as incurred, and renewals and improve-ments are capitalized.

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

FOREIGN  CURRENCY  TRANSLATION

The U.S. dollar is the designated functional currency for all of the Company's foreign operations, except for foreign operations of a formerly owned affiliate where the local currency was used as the functional currency. The cumulative translation effects from translating balance sheet accounts from the functional currency into U.S. dollars are included as a separate component of shareholders' equity.

RISK  MANAGEMENT

Oil and natural gas sold by the Company are normally priced with reference to a defined benchmark, such as light, sweet crude oil traded on the New York Merchantile Exchange (West Texas Intermediate or "WTI"). Actual prices received vary from the benchmark depending on quality and location differentials. From time to time, it is the Company's policy to use financial market transactions, including swaps, collars and options, with creditworthy counterparties, primarily to reduce risk associated with the pricing of a portion of the oil and natural gas that it sells. The Company may also enter into financial market transactions to benefit from its assessment of the future prices of its production relative to other benchmark prices.

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

EARNINGS  PER  ORDINARY  SHARE

Basic earnings (loss) per ordinary share amounts were computed by dividing net earnings (loss) after deduction of dividends on preference shares by the weighted average number of ordinary shares outstanding during the period. Prior to the Company's sale of its investment in Crusader Limited ("Crusader") in July 1996, the Company's proportionate shares owned by Crusader were not considered outstanding for purposes of determining weighted average number of shares outstanding. Diluted earnings (loss) per ordinary share assumes the conversion of all securities that are exercisable or convertible into ordinary shares that would dilute the basic earnings per ordinary share during the period.

COMPREHENSIVE  INCOME

In June 1997, the Financial Accounting Standards Board issued Statement No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 established standards for the reporting and display of comprehensive income and its components, specifically net income and all other changes in shareholders' equity except those resulting from investments by and distributions to shareholders. The Company, which adopted the standard beginning January 1, 1998, has elected to display comprehensive income (or non-owner changes in shareholders' equity) in the Consolidated Statement of Shareholders' Equity. This statement does not have any effect on the Company's results of operations or financial position.

RECENT  ACCOUNTING  AND  DISCLOSURE  PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires enterprises to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The requisite accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation. The Company must adopt SFAS 133 effective January 1, 2000. Based on the Company's outstanding derivatives contracts, the Company believes that the impact of adopting this standard would not have a material adverse effect on the Company's operations or consolidated financial condition. However, no assurances can be given with regard to the level of the Company's derivatives activities at the time SFAS 133 is adopted or the resulting effect on the Company's operations or consolidated financial condition.

THE  USE  OF  ESTIMATES  IN  PREPARING  FINANCIAL  STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

RECLASSIFICATIONS

Certain previously reported financial information has been reclassified to conform to the current period's presentation.

2.     PRO  FORMA  BALANCE  SHEET  -  8%  PREFERENCE  SHARES  ISSUANCE

In August 1998, the Company and HM4 Triton, L.P. ("HM4 Triton"), an affiliate of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse"), entered into a stock purchase agreement (the "Stock Purchase Agreement") that provided for a $350 million equity investment in the Company. The investment was effected in two stages. At the closing of the first stage in September 1998 (the "First Closing"), the Company issued to HM4 Triton 1,822,500 shares of 8% convertible preference shares ("8% Preference Shares") for $70 per share (for proceeds of $116.8 million, net of transaction costs). Pursuant to the Stock Purchase Agreement, the second stage was effected through a rights offering for 3,177,500 shares of 8% Preference Shares at $70 per share, with HM4 Triton being obligated to purchase any shares not subscribed. At the closing of the second stage, which occurred on January 4, 1999 (the "Second Closing"), the Company issued an additional 3,177,500 8% Preference Shares for proceeds totaling $218.1 million, net of closing costs (of which, HM4 Triton purchased 3,114,863 shares).

Proceeds from the First Closing, completed in September 1998, are reflected in the audited financial statements for the year ended December 31, 1998. Proceeds from the Second Closing, completed on January 4, 1999, are only reflected in the unaudited Pro Forma Consolidated Balance Sheet as of December 31, 1998, shown on page F-4.

3.     WRITEDOWN  OF  ASSETS

Writedown  of  assets  is  summarized  as  follows:




                                                          DECEMBER 31,
                                                     ------------------------
                                                       1998    1997    1996
                                                     --------  -----  -------

Evaluated oil and gas properties (SEC ceiling test)  $241,005  $ ---  $   ---
Unevaluated oil and gas properties                     73,890    ---   39,963
Other assets                                           13,735    ---    2,997
                                                     --------  -----  -------

                                                     $328,630  $ ---  $42,960
                                                     ========  =====  =======



In June and December 1998, the carrying amount of the Company's evaluated oil and gas properties in Colombia was written down by $105.4 million ($68.5 million, net of tax) and $135.6 million ($115.9 million, net of tax), respectively, through application of the full cost ceiling limitation as prescribed by the Securities and Exchange Commission ("SEC"), principally as a result of a decline in oil prices. No adjustments were made to the Company's reserves in Colombia as a result of the decline in prices. The SEC ceiling test was calculated using the June 30, and December 31, 1998, WTI oil prices of $14.18 per barrel and $12.05 per barrel, respectively, that, after a differential for Cusiana crude delivered at the port of Covenas in Colombia, resulted in a net price of approximately $13 per barrel and $11 per barrel, respectively. An additional writedown may be required if oil prices fall below the December 31, 1998, level at later quarter end dates.

In conjunction with the plan to restructure operations and scale back exploration-related expenditures, the Company assessed its investments in exploration licenses and determined that certain investments were impaired. As a result, unevaluated oil and gas properties and other assets totaling $77.3 million ($72.6 million, net of tax) were expensed in June 1998. The writedown included $27.2 million and $22.5 million related to exploration activity in Guatemala and China, respectively. The remaining writedowns related to the Company's exploration projects in certain other areas of the world.

During 1998, the Company evaluated the recoverability of its approximate 6.6% investment in a Colombian pipeline company, Oleoducto de Colombia S.A. ("ODC"), which is accounted for under the cost method. Based on an analysis of the future cash flows expected to be received from ODC, the Company expensed the carrying value of its investment totaling $10.3 million.

In 1996, the Company's oil and gas properties and other assets in Argentina were written down $40 million and $3 million, respectively, following a review of technical information that indicated the acreage portfolio did not meet the Company's exploration objectives.

4.     SPECIAL  CHARGES

In July 1998, the Company commenced a plan to restructure the Company's operations, reduce overhead costs and substantially scale back exploration-related expenditures. The plan contemplated the closing of foreign offices in four countries, the elimination of approximately 105 positions, or 41% of the worldwide workforce, and the relinquishment or other disposal of several exploration licenses. As a result of the restructuring, the Company recognized special charges totaling $18.3 million ($15 million and $3.3 million in the third and fourth quarters, respectively). At December 31, 1998, approximately 105 positions had been eliminated, three foreign offices had closed and eight licenses had been relinquished, sold or their commitments renegotiated. The Company expects to close the remaining office and dispose of six other licenses during 1999.

Of the $18.3 million in special charges, $14.5 million related to the reduction in workforce, and represented the estimated costs for severance, benefit continuation and outplacement costs, which will be paid over a period of up to two years according to the severance formula. During 1998, the Company paid $7.4 million in severance, benefit continuation and outplacement costs. A total of $2.1 million of special charges related to the closing of foreign offices, and represented the estimated costs of terminating office leases and the write-off of related assets. The remaining special charges of $1.7 million primarily related to the write-off of other surplus fixed assets resulting from the reduction in workforce. As of December 31, 1998, no changes had been made to the Company's estimate of the total restructuring expenditures to be incurred. The remaining liability related to restructuring activities was $7.9 million at December 31, 1998.

5.     ASSET  DISPOSITONS

In December 1998, the Company sold its Bangladesh subsidiary for cash proceeds of $4.5 million and recognized a gain of $4.5 million in gain on sale of oil and gas assets.

In July 1998, the Company and Atlantic Richfield Company ("ARCO") signed an agreement providing financing for the development of the Company's gas reserves on Block A-18 of the Malaysia-Thailand Joint Development Area. Under terms of the agreement, consummated in August 1998, the Company sold to a subsidiary of ARCO for $150 million one-half of the shares of the subsidiary through which the Company owned its 50% share of Block A-18. The Company received net proceeds of $142 million and recorded a gain of $63.2 million in gain on the sale of oil and gas assets.

The agreements also require ARCO to pay the future exploration and development costs attributable to the Company's and ARCO's collective interest in Block A-18, up to $377 million or until first production from a gas field, after which the Company and ARCO would each pay 50% of such costs. Additionally, the agreements require ARCO to pay the Company an additional $65 million each at July 1, 2002, and July 1, 2005, if certain specific development objectives are met by such dates, or $40 million each if the objectives are met within one year thereafter. The agreements provide that the Company will recover its investment in recoverable costs in the project, approximately $101 million, and that ARCO will recover its investment in recoverable costs, on a first-in, first-out basis from the cost-recovery portion of future production.

In February 1998, the Company sold Triton Pipeline Colombia, Inc. ("TPC"), a wholly owned subsidiary that held the Company's 9.6% equity interest in the Colombian pipeline company, Oleoducto Central S. A. ("OCENSA"), to an unrelated third party (the "Purchaser") for $100 million. Net proceeds were approximately $97.7 million after $2.3 million of expenses. The sale resulted in a gain of $50.2 million. TPC's investment in OCENSA, totaling $47.4 million at December 31, 1997, was included in assets held for sale.

In conjunction with the sale of TPC, the Company entered into an equity swap with a creditworthy financial institution (the "Counterparty"). The equity swap has a notional amount of $97 million and requires the Company to make quarterly floating LIBOR-based payments on the notional amount to the Counterparty. In exchange, the Counterparty is required to make payments to the Company equivalent to 97% of the dividends TPC receives in respect of its equity interest in OCENSA. The Company's LIBOR-based payments commenced in March 1998, and OCENSA commenced paying dividends in September 1998. OCENSA's first dividend was attributable to the four month period ending June 1998. During the year ended December 31, 1998, the Company made payments to the Counterparty totaling $5.9 million and received payments from the Counterparty totaling $2.6 million.

The equity swap is carried in the Company's financial statements at fair value during its term, which as amended, will expire April 14, 2000. The value of the equity swap in the Company's financial statements is equal to the estimated fair value of the shares of OCENSA owned by TPC. Because there is no public market for the shares of OCENSA, the Company estimates their value using a discounted cash flow model applied to the distributions expected to be paid in respect of the OCENSA shares. The discount rate applied to the estimated cash flows from the OCENSA shares is based on a combination of current market rates of interest, a credit spread for OCENSA's debt, and a spread to reflect the preferred stock nature of the OCENSA shares. During the year ended December 31, 1998, the Company recorded an expense of $3.3 million in other income, net, related to the net payments made under and the change in the fair market value of the equity swap. Net payments made (or received) under the equity swap, and any fluctuations in the fair value of the equity swap, in future periods, will affect other income in such periods. There can be no assurance that changes in interest rates, or in other factors that affect the value of the OCENSA shares and/or the equity swap, will not have a material adverse effect on the carrying value of the equity swap.

Upon the expiration of the equity swap in April 2000, the Company expects that the Purchaser will sell the TPC shares. Under the terms of the equity swap with the Counterparty, upon any sale by the Purchaser of the TPC shares, the Company will receive from the Counterparty, or pay to the Counterparty, an amount equal to the excess or deficiency, as applicable, of the difference between 97% of the net proceeds from the Purchaser's sale of the TPC shares and the notional amount of $97 million. There can be no assurance that the value the Purchaser may realize in any sale of the TPC shares will equal the value of the shares estimated by the Company for purposes of valuing the equity swap. To the extent that 97% of the Purchaser's sale proceeds exceeds the notional amount, the Company will record a gain, and to the extent 97% of the Purchaser's sale proceeds is less than the notional amount, the Company will record an expense. The Company has no right or obligation to repurchase the TPC shares at any time, but the Company is not prohibited from offering to purchase the shares if the Purchaser offers to sell them.

In June 1997, the Company sold its Argentine subsidiary for cash proceeds of $4.1 million and recognized a gain of $4.1 million in gain on sale of oil and gas assets.

In June and July 1996, the Company sold its 49.9% shareholdings in Crusader for total cash proceeds of $69.6 million in conjunction with a May 1996 take-over bid for the outstanding shares of Crusader. The Company recorded a total gain of $10.4 million in other income, net, and an increase to additional paid-in capital of $20.4 million, representing the Company's proportion of Triton ordinary shares owned by Crusader that were previously treated as Triton owned.

In March 1996, the Company sold its royalty interests in U.S. properties for $23.8 million based on an effective date of January 1, 1996. The Company recorded the resulting gain of $4.1 million in gain on sale of oil and gas assets.

6.     FORWARD  SALE  OF  COLOMBIAN  OIL  PRODUCTION

In May 1995, the Company sold 10.4 million barrels of oil from the Cusiana and Cupiagua fields (the "Fields") in Colombia in a forward oil sale. Under the terms of the sale, the Company received approximately $87 million of the approximately $124 million net proceeds and is entitled to receive substantially all of the remaining proceeds (now held in various interest-bearing reserve accounts) when the Company's Cusiana and Cupiagua fields project becomes self-financing, as defined in the agreement, which is expected in 1999, and when certain other conditions are met. At December 31, 1998, proceeds held in interest-bearing reserve accounts of $31.9 million and $1.1 million have been recorded as current and long-term receivables, respectively. The Company has recorded the net proceeds as deferred income and will recognize such revenue when the barrels of oil are delivered during a five-year period that began in June 1995. Under the terms of the agreement, the Company must deliver to the buyer 58,425 barrels per month through March 1997 and 254,136 barrels per month from April 1997 to March 2000.

7.     OTHER  RECEIVABLES

Other  receivables  consisted  of  the  following:




                                         DECEMBER 31,
                                      ----------------
                                       1998     1997
                                      -------  -------

Receivable from the forward oil sale  $31,932  $31,770
Receivable from insurance               8,413    1,852
Receivable from partners                2,007   11,152
Other                                   6,063    7,388
                                      -------  -------

                                      $48,415  $52,162
                                      =======  =======

At December 31, 1998, the Company had recorded a receivable from its insurance carriers of $8.4 million associated with claims on previously drilled wells.


8.     PROPERTY  AND  EQUIPMENT

Property  and  equipment,  at  cost,  are  summarized  as  follows:


                                                 DECEMBER 31,
                                             --------------------
                                               1998        1997
                                             ---------  ---------
Oil and gas properties, full cost method:
   Evaluated                                 $ 608,616  $ 518,580
   Unevaluated                                  90,918    130,626
   Support equipment and facilities            289,659    250,193
Other                                           18,915     25,121
                                             ---------  ---------

                                             1,008,108    924,520
Less accumulated depreciation and depletion    451,986     89,014
                                             ---------  ---------

                                             $ 556,122  $ 835,506
                                             =========  =========



In 1998, the carrying amount of the Company's evaluated oil and gas properties was written down by $241 million through application of the full cost ceiling limitation as prescribed by the SEC as a result of the decline in oil prices. Additionally, unevaluated oil and gas properties were written down $73.9 million during 1998 in conjunction with a plan to restructure the Company's operations. See note 3 - Writedown of Assets.

The Company capitalizes interest on qualifying assets, principally unevaluated oil and gas properties and major development projects in progress. Capitalized interest amounted to $23.2 million, $25.8 million and $27.1 million in the years ended December 31, 1998, 1997 and 1996, respectively. The Company capitalized general and administrative expenses related to exploration and development activities of $20.6 million, $32.4 million, and $24.6 million in the years ended December 31, 1998, 1997 and 1996, respectively.

9.     ACCOUNTS  PAYABLE  AND  ACCRUED  LIABILITIES

Accounts  payable  and  accrued  liabilities  are  summarized  as  follows:



                                        DECEMBER 31,
                                      ----------------
                                        1998    1997
                                      -------  -------
Accounts payable, principally trade   $ 9,144  $ 5,819
Accrued interest payable                8,160    9,449
Accrued special charges                 7,869      ---
Accrued exploration and development     4,598   12,903
Dividends payable                       2,693      ---
Litigation and environmental matters    2,064    2,715
Other                                  11,364    6,078
                                      -------  -------

                                      $45,892  $36,964
                                      =======  =======




10.  DEBT

SHORT-TERM BORROWINGS


At December 31, 1998, the Company had outstanding borrowings totaling $5 million under a $25 million unsecured bank revolving credit facility. Borrowings bear interest at various spreads over the Eurodollar rate or, at the option of the Company, at LIBOR or prime. The interest rate on short-term borrowings at December 31, 1998, was 7.75%.

At December 31, 1997, the Company had outstanding borrowings totaling $45 million under two unsecured revolving credit facilities and outstanding borrowings of $9.6 million under a $10 million unsecured demand promissory note with a bank that renews monthly. The weighted average interest rates on short-term borrowings outstanding at December 31, 1997, was 7.3%.

LONG-TERM  DEBT

A  summary  of  long-term  debt  follows:



                                               DECEMBER 31,
                                         ------------------------
                                           1998            1997
                                         --------        --------

Senior Notes due 2005                    $200,000        $200,000
Senior Notes due 2002                     199,924         199,900
Term credit facility maturing 2001         22,568          31,595
Revolving credit facility maturing 1999     5,000          17,500
Revolving credit facility maturing 1998       ---         119,900
Other notes and capitalized leases            ---           4,792
                                         --------        --------

                                          427,492         573,687
 Less current maturities                   14,027         130,375
                                         --------        --------

                                         $413,465        $443,312
                                         ========        ========



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

Interest  on  the  Senior Notes is payable semi-annually on April 15 and October
15. The Senior Notes are redeemable at any time at the option of the Company, in whole or in part, and contain certain covenants limiting the incurrence of certain liens, sale/leaseback transactions, and mergers and consolidations.

In November 1995, a subsidiary signed an unsecured term credit facility with a bank supported by a guarantee issued by the Export-Import Bank of the United States ("EXIM") for $45 million, which matures in January 2001. Principal and interest payments are due semi-annually on January 15 and July 15 and borrowings bear interest at LIBOR plus .25%, adjusted on a semi-annual basis. At December 31, 1998, the Company had outstanding borrowings of $22.6 million under the facility.

During 1997, the Company signed an unsecured bank revolving credit facility providing for borrowings of up to $50 million that, as amended, matures in May 1999. Borrowings bear interest at various spreads over the Eurodollar rate or, at the Company's option, at LIBOR or prime. At December 31, 1998, the Company had outstanding borrowings of $5 million under the facility.

At December 31, 1997, the Company had outstanding borrowings of $119.9 million and letters of credit for $4.5 million under a $125 million unsecured bank revolving credit facility. The facility was repaid and terminated in 1998.

In May and June 1997, the Company completed a tender offer and consent solicitation with respect to its Senior Subordinated Discount Notes due November 1, 1997 ("1997 Notes") and 9 3/4% Senior Subordinated Discounted Notes due December 15, 2000 ("9 3/4% Notes") that resulted in the retirement of the 1997 Notes and substantially all of the 9 3/4 % Notes. The Company's results of operations included an extraordinary expense of $14.5 million, net of a $7.8 million tax benefit, associated with the extinguishment of the 1997 Notes and the 9 3/4% Notes. The Company's reported cash flows from operating activities for the year ended December 31, 1997, were reduced by $124.8 million, which was attributable to the interest accreted with respect to the 1997 Notes and the 9 3/4 % Notes through the dates of retirement. The remainder of the 9 3/4% Notes were retired in 1998.

During 1996, the Company purchased in the open market $30 million face value of its 1997 Notes and realized an extraordinary expense of $1.2 million, net of a $.6 million tax benefit.

The Company amortizes debt issue costs over the life of the borrowing using the interest method. Amortization related to the Company's debt-issue costs was $2.9 million, $2 million and $3.6 million in the years ended December 31, 1998, 1997 and 1996, respectively. The aggregate maturities of long-term debt for the five years during the period ending December 31, 2003, are as follows: 1999 -- $14 million; 2000 -- $9 million; 2001 -- $4.5 million; 2002 -- $199.9 million;
and  2003  --  nil.

11.     INCOME  TAXES

The components of earnings (loss) from continuing operations before income taxes and extraordinary item were as follows:




                                    YEAR ENDED DECEMBER 31,
                       --------------------------------------------
                          1998             1997              1996
                       ----------       ----------        ---------

Cayman Islands         $  82,995        $ (12,969)        $   (452)
United States            (24,003)         (31,694)         (16,641)
Foreign - other         (297,601)          61,559           38,038
                       ----------        ---------        ---------

                       $(238,609)        $ 16,896         $ 20,945
                       ==========        =========        =========



Pursuant to the Reorganization in March 1996, Triton, a Cayman Islands company, became the parent holding company of TEC, a Delaware corporation. As a result, the Company's corporate domicile became the Cayman Islands.

The components of the provision for income taxes on continuing operations were as follows:


                     YEAR ENDED DECEMBER 31,
                 ------------------------------
                   1998       1997      1996
                 ---------  --------  ---------
Current:
  Cayman Islands $    ---   $   ---   $    ---
  United States       ---        (7)      (172)
  Foreign - other   4,487     3,230      5,427
                 ---------  --------  ---------

   Total current    4,487     3,223      5,255
                 ---------  --------  ---------
Deferred:
  Cayman Islands      ---       ---        ---
  United States     1,457    (7,929)   (23,489)
  Foreign - other (57,049)   16,007     15,374
                 ---------  --------  ---------

   Total deferred  (55,592)    8,078     (8,115)
                 ---------  --------  ---------

   Total         $(51,105)  $11,301   $ (2,860)
                 =========  ========  =========

A reconciliation of the differences between the Company's applicable statutory tax rate and the Company's effective income tax rate follows:




                                                          YEAR ENDED DECEMBER 31,
                                                      ---------------------------------
                                                       1998         1997         1996
                                                      --------    --------     --------
Tax provision at statutory tax rate                      0.0 %       0.0 %        0.0 %
Increase (decrease) resulting from:
   Net change in valuation allowance                     3.9 %     263.0 %     (111.6)%
   Recognition of outside basis adjustments              --- %       --- %      (20.3)%
   Foreign items without tax benefit                   (34.9)%      77.8 %       25.8 %
   Income subject to tax in excess of statutory rate    32.6 %      36.9 %       58.4 %
   Current year change in NOL/credit carryforwards      (4.8)%    (356.7)%      (59.2)%
   Temporary differences:
      Oil and gas basis adjustments                     25.7 %      32.5 %       80.6 %
      Reimbursement of pre-commerciality costs          (1.1)%      13.2 %       10.9 %
   Other                                                 --- %       0.2 %        1.8 %
                                                      --------    --------     --------

                                                        21.4 %      66.9 %      (13.6)%
                                                      ========    ========     ========

The components of the net deferred tax asset and liability were as follows:





                                                   DECEMBER 31, 1998                DECEMBER 31, 1997
                                             -------------------------------  -------------------------------
                                                                     OTHER                            OTHER
                                                 U.S.    COLOMBIA    FOREIGN     U.S.     COLOMBIA   FOREIGN
                                             ---------  ---------  ---------  ---------  ---------  ---------
Deferred tax asset:
  Net operating loss carryforwards           $145,475   $  7,992   $  7,219   $156,579   $ 10,088   $  8,187
  Depreciable/depletable property               1,252     27,730        ---      2,046        ---        ---
  Credit carryforwards                          1,731      6,813        ---      1,726      3,986        ---
  Reserves                                      2,502        ---        ---      1,090        ---        ---
  Other                                         1,505        ---        ---        799        ---        ---
                                             ---------  ---------  ---------  ---------  ---------  ---------

Gross deferred tax asset                      152,465     42,535      7,219    162,240     14,074      8,187
Valuation allowances                          (65,881)   (27,730)       ---    (75,092)       ---        ---
                                             ---------  ---------  ---------  ---------  ---------  ---------

Net deferred tax asset                         86,584     14,805      7,219     87,148     14,074      8,187
                                             ---------  ---------  ---------  ---------  ---------  ---------

Deferred tax liability:
  Depreciable/depletable property                 ---        ---    (11,388)       ---    (58,143)   (15,086)
  Other                                          (473)       ---        ---        ---        ---        ---
                                             ---------  ---------  ---------  ---------  ---------  ---------

Net deferred tax asset (liability)             86,111     14,805     (4,169)    87,148    (44,069)    (6,899)
Less current deferred tax asset (liability)       ---        ---        ---        ---        ---        ---
                                             ---------  ---------  ---------  ---------  ---------  ---------

Noncurrent deferred tax asset (liability)    $ 86,111   $ 14,805   $ (4,169)  $ 87,148   $(44,069)  $ (6,899)
                                             =========  =========  =========  =========  =========  =========



At December 31, 1998, the Company had net operating loss ("NOLs") and depletion carryforwards for U.S. tax purposes of $415.6 million and $20.3 million, respectively. The U.S. NOLs expire from 1999 through 2012 as follows:



                       NOLS
                     EXPIRING
                      BY YEAR
                     ---------

May 1999             $  16,745
May 2000                19,571
May 2001                30,389
May 2002                22,670
May 2003                20,566
May 2004 - May 2012    305,668
                     ---------

                     $ 415,609
                     =========



At December 31, 1998, the Company's Colombian operations and other foreign operations had NOLs and other credit carryforwards totaling $42.3 million and $31.7 million, respectively. The NOLs expire from 1999 through 2008.

The deferred tax valuation allowance of $93.6 million at December 31, 1998, is primarily attributable to management's assessment of the utilization of NOLs in the U.S., the expectation that other tax credits will expire without being utilized, and certain temporary differences will reverse without a benefit to the Company. The minimum amount of future taxable income necessary to realize the deferred tax asset is approximately $246 million and $42 million in the U.S. and Colombia, respectively. Although there can be no assurance the Company will achieve such levels of income, management believes the deferred tax asset will be realized through increasing income from its operations.

If certain changes in the Company's ownership should occur, there would be an annual limitation on the amount of NOLs that can be utilized. To the extent a change in ownership does occur, the limitation is not expected to materially impact the utilization of such carryforwards.

12.     EMPLOYEE  BENEFITS

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

The  funding  status  of  the  plans  follows:



                                                               DECEMBER 31,
                                                 ----------------------------------------
                                                         1998                1997
                                                 -------------------  -------------------
                                                  DEFINED              DEFINED
                                                  BENEFIT     SERP     BENEFIT     SERP
                                                   PLAN       PLAN      PLAN       PLAN
                                                 ---------  --------  ---------  --------

Change in benefit obligation:
  Benefit obligation at beginning of year        $  6,008   $ 6,621   $  4,849   $ 5,288
  Service cost                                        560       799        343       489
  Interest cost                                       438       607        375       408
  Amendments                                          ---       434        ---       ---
  Actuarial loss/(gain)                               472       913        756       699
  Benefits paid                                      (377)   (1,617)      (315)     (263)
  Curtailment gain                                   (666)   (1,178)       ---       ---
                                                 ---------  --------  ---------  --------

Benefit obligation at end of year                   6,435     6,579      6,008     6,621
                                                 ---------  --------  ---------  --------

Change in plan assets:
  Fair value of plan assets at beginning of year    5,531       ---      4,789       ---
  Actual return on plan assets                      1,446       ---        921       ---
  Company contribution                                468     1,617        136       263
  Benefits paid                                      (377)   (1,617)      (315)     (263)
                                                 ---------  --------  ---------  --------

    Fair value of plan assets at end of year        7,068       ---      5,531       ---
                                                 ---------  --------  ---------  --------

Reconciliation:
  Funded status                                       633    (6,579)      (477)   (6,621)
  Unrecognized actuarial (gain)/loss                 (908)      480        250       745
  Unrecognized transition (asset)/obligation           (8)      695        (10)    1,288
  Unrecognized prior service cost                     373       253        598       133
                                                 ---------  --------  ---------  --------

    Prepaid/(accrued) pension cost                     90    (5,151)       361    (4,455)
                                                 ---------  --------  ---------  --------

    Adjustment for minimum liability                  ---       ---        ---      (326)
                                                 ---------  --------  ---------  --------

    Adjusted prepaid/(accrued) pension cost      $     90   $(5,151)  $    361   $(4,781)
                                                 =========  ========  =========  ========



A  summary  of  the  components  of  pension  expense  follows:



                                           YEAR ENDED DECEMBER 31,
                                          -------------------------
                                           1998      1997    1996
                                          -------  -------  -------

Components of net periodic pension cost:
  Service cost                            $1,359   $  832   $  767
  Interest cost                            1,045      783      736
  Expected return on plan assets            (481)    (416)    (375)
  Amortization of transition obligation      591      166      166
  Amortization of prior service cost         538       67       66
                                          -------  -------  -------

    Net periodic pension cost             $3,052   $1,432   $1,360
                                          =======  =======  =======

The projected benefit obligations at December 31, 1998 and 1997, assume a discount rate of 6.75% and 7.5%, respectively, and a rate of increase in compensation expense of 5%. The expected long-term rate of return on assets is 9% for the defined benefit plan. During 1998, work-force reductions resulted in the recognition of additional prior service cost of $.2 million each for the defined benefit plan and the SERP plan and additional transition obligation of $.4 million for the SERP plan.

EMPLOYEE  STOCK  OWNERSHIP  PLAN

Effective January 1, 1994, the Company amended and restated the employee stock ownership plan to form a 401(k) plan (the "Plan"). The Company recognizes expense based on actual amounts contributed to the Plan.

13.     SHAREHOLDERS'  EQUITY

5%  PREFERENCE  SHARES

In connection with the acquisition of the minority interest in Triton Europe in 1994, the Company designated a series of 550,000 preferred shares (522,460 shares issued) as 5% preferred stock, no par value, with a stated value of $34.41 per share. Pursuant to the Reorganization, Triton converted each share of 5% preferred stock into one 5% convertible preference share ("5% Preference Shares"), par value $.01. Each share of the Company's 5% Preference Shares is convertible into one Triton ordinary share and bears a cash dividend, which has priority over dividends on Triton's ordinary shares, equal to 5% per annum on the redemption price of $34.41 per share, payable semi-annually on March 30 and September 30 of each year. The 5% Preference Shares have priority over Triton ordinary shares upon liquidation, and may be redeemed at Triton's option at any time on or after March 30, 1998, for cash equal to the redemption price. Any shares that remain outstanding on March 30, 2004, must be redeemed at the redemption price, either for cash or, at the Company's option, for Triton ordinary shares. At December 31, 1998, 1997 and 1996, 209,639, 218,285 and
247,469  5%  Preference  Shares  were  outstanding,  respectively.

8%  PREFERENCE  SHARES

In August 1998, the Company entered into the Stock Purchase Agreement with HM4 Triton. The First Closing, as contemplated by the Stock Purchase Agreement, occurred on September 30, 1998, pursuant to which the Company issued to HM4 Triton 1,822,500 shares of 8% Preference Shares for $70 per share, or total proceeds of $127.6 million (before expenses of $10.8 million). Each 8% Preference Share is convertible at any time at the option of the holder into four ordinary shares of the Company (subject to certain antidilution protections). Holders of 8% Preference Shares are entitled to receive, when and if declared by the Board of Directors, cumulative dividends at a rate per annum equal to 8% of the liquidation preference of $70 per share, payable for each semi-annual period ending June 30 and December 30, commencing June 30, 1999. At the Company's option, dividends may be paid in cash or by the issuance of additional whole shares of 8% Preference Shares. Holders of 8% Preference Shares are entitled to vote with the holders of ordinary shares on all matters submitted to the shareholders of the Company for a vote, with each share of 8% Preference Share entitling its holder to a number of votes equal to the number of ordinary shares into which it could be converted at that time.

ORDINARY  SHARES

Changes  in  issued  ordinary  shares  were  as  follows:



                                          YEAR ENDED DECEMBER 31,
                                    ------------------------------------
                                       1998         1997        1996
                                    -----------  ----------  -----------

Balance at beginning of year        36,541,064   36,342,181  35,927,279
  Exercise of employee stock options
   and debentures                       47,238      133,736     258,333
  Issuances under stock plans           46,648       35,961       9,910
  Conversion of 5% preference shares     8,646       29,184     162,548
  Other, net                              (118)           2     (15,889)
                                    -----------  ----------  -----------

Balance at end of year              36,643,478   36,541,064  36,342,181
                                    ===========  ==========  ===========




Changes  in  ordinary  shares  held  in  treasury  were  as  follows:



                                                 YEAR ENDED DECEMBER 31,
                                              ----------------------------
                                                1998      1997      1996
                                              --------  --------  --------

Balance at beginning of year                       73        40    26,635
  Purchase of treasury shares                      64        33        91
  Transfer of shares to employee benefit plans    ---       ---   (10,797)
  Retirement of treasury shares                  (137)      ---   (15,889)
                                              --------  --------  --------

Balance at end of year                           ---        73         40
                                              ========  ========  ========






SHAREHOLDER  RIGHTS  PLAN


The Company has adopted a Shareholder Rights Plan pursuant to which preference share rights attach to all ordinary shares at the rate of one right for each ordinary share. Each right entitles the registered holder to purchase from the Company one one-thousandth of a Series A Junior Participating Preference Share, par value $.01 per share ("Junior Preference Shares"), of the Company at a price of $120 per one one-thousandth of a share of such Junior Preference Shares, subject to adjustment. Generally, the rights only become distributable 10 days following public announcement that a person has acquired beneficial ownership of 15% or more of Triton's ordinary shares or 10 business days following commencement of a tender offer or exchange offer for 15% or more of the outstanding ordinary shares; provided that, pursuant to the terms of the plan, any acquisition of Triton shares by HM4 Triton or its affiliates, including Hicks, Muse, Tate & Furst Incorporated, will not result in the distribution of rights unless and until HM4 Triton's ownership of Triton shares is reduced below certain levels. If, among other events, any person becomes the beneficial owner of 15% or more of Triton's ordinary shares (except as provided with respect to HM4 Triton), each right not owned by such person generally becomes the right to purchase such number of ordinary shares of the Company equal to the number obtained by dividing the right's exercise price (currently $120) by 50% of the market price of the ordinary shares on the date of the first occurrence. In addition, if the Company is subsequently merged or certain other extraordinary business transactions are consummated, each right generally becomes a right to purchase such number of shares of common stock of the acquiring person equal to the number obtained by dividing the right's exercise price by 50% of the market price of the common stock on the date of the first occurrence.

Under certain circumstances, the Company's directors may determine that a tender offer or merger is fair to all shareholders and prevent the rights from being exercised. At any time after a person or group acquires 15% or more of the ordinary shares outstanding (other than with respect to HM4 Triton) and prior to the acquisition by such person or group of 50% or more of the outstanding ordinary shares or the occurrence of an event described in the prior paragraph, the Board of Directors of the Company may exchange the rights (other than rights owned by such person or group which will become void), in whole or in part, at an exchange ratio of one ordinary share, or one one-thousandth of a Junior Preference Share, per right (subject to adjustment). The Company has the ability to amend the rights (except the redemption price) in any manner prior to the public announcement that a 15% position has been acquired or a tender offer has been commenced. The Company will be entitled to redeem the rights at $0.01 a right at any time prior to the time that a 15% position has been acquired. The rights will expire on May 22, 2005, unless earlier redeemed by the Company.

14.     STOCK  COMPENSATION  PLANS

STOCK  OPTION  PLANS

Options to purchase ordinary shares of the Company may be granted to officers and employees under various stock option plans. The exercise price of each option is equal to or greater than the market price of the Company's ordinary shares on the date of grant. Grants generally become exercisable in 25% cumulative annual increments beginning one year from the date of issuance and generally expire during a period from 5 to 10 years after the date of grant, depending on terms of the grant. In addition, each non-employee director receives an option to purchase 15,000 shares each year. These grants become exercisable at the date of the grant and expire at the end of 10 years. At December 31, 1998 and 1997, shares available for grant were 2,521,133 and 1,040,965, respectively.

A  summary of the status of the Company's stock option plans is presented below:






                                           DECEMBER 31, 1998     DECEMBER 31, 1997     DECEMBER 31, 1996
                                         --------------------- --------------------- ---------------------
                                                      WEIGHTED              WEIGHTED             WEIGHTED
                                                      AVERAGE               AVERAGE              AVERAGE
                                                      EXERCISE              EXERCISE             EXERCISE
                                            SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                                         ------------ -------- ------------ -------- ------------ --------
Outstanding at beginning of year           4,449,435   $39.05   3,854,046   $38.81   3,177,304   $35.49
Granted                                    2,894,603    20.56     744,250    39.99     971,000    47.97
Exercised                                    (47,238)   29.30     (83,736)   30.76    (216,333)   30.40
Canceled                                  (3,239,593)   38.39     (65,125)   46.09     (77,925)   40.74
                                         ------------          ------------          ------------

Outstanding at end of year                 4,057,207    26.51   4,449,435    39.05   3,854,046    38.81
                                         ============          ============          ============

Options exercisable at year-end            2,804,584            2,728,254            2,042,492
Weighted average fair value of options:
  Granted at market prices               $      6.12           $    16.37           $    19.89
  Granted at greater than market prices  $      2.84           $      ---           $      ---



On December 2, 1998, the Compensation Committee approved the grant of new stock options totaling 440,103 shares with an exercise price of $14.50 to substantially all of its employees. Each participating employee was granted options in an amount equal to one-half of any options then held by the employees with an exercise price greater than $30.00 per share and the options with an exercise price greater than $30.00 per share expired.

The following table summarizes information about stock options outstanding at December 31, 1998:


                         OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                --------------------------------------  -------------------------
                                  WEIGHTED
   RANGE                          AVERAGE     WEIGHTED                   WEIGHTED
     OF            NUMBER        REMAINING    AVERAGE      NUMBER        AVERAGE
  EXERCISE      OUTSTANDING AT  CONTRACTUAL   EXERCISE  EXERCISABLE AT   EXERCISE
   PRICES        DEC. 31, 1998      LIFE       PRICE     DEC. 31, 1998    PRICE
--------------  --------------  -----------  ---------  --------------  ---------

$ 8.38 - 19.88      1,780,453    4.7 years   $  15.66         646,330   $  15.02
 25.13 - 39.63      1,581,504    3.9 years      30.23       1,526,504      30.36
 40.25 - 49.13        386,250    4.2 years      41.47         342,750      41.60
 50.25 - 52.25        309,000    4.9 years      51.24         289,000      51.29
                --------------                          --------------

                    4,057,207                               2,804,584
                ==============                          ==============


CONVERTIBLE  DEBENTURE  PLAN


Under the Company's Amended and Restated Convertible Debenture Plan, executive officers of the Company have from time to time purchased from the Company convertible debentures convertible into Ordinary Shares at a conversion price equal to the market value of the Ordinary Shares at the date of purchase. The consideration for the convertible debentures given by each executive officer was a personal promissory note payable to the Company in a principal amount equal to the principal amount of the convertible debentures purchased. In July 1998, the Company agreed with each of its executive officers to exchange the Company's interest in the officer's note for the officer's interest in the convertible debentures. In connection with his severance from the Company, the Company redeemed the convertible debentures held by a former executive officer in accordance with their terms. As a result, all outstanding debentures, totaling $14.2 million, were cancelled.


EMPLOYEE  STOCK  PURCHASE  PLAN

The Company has an employee stock purchase plan that provides for the award of ordinary shares to key officers and employees. Under the terms of the plan, employees can choose each semi-annual period to have up to 15% of their annual gross or base compensation withheld to purchase the Company's ordinary shares. The purchase price of the stock is 85% of the lower of its beginning of period or end of period market price. Under the plan, the Company sold 46,648 shares and 24,961 shares to employees for the years ended December 31, 1998 and 1997, respectively.

FAIR  VALUE  OF  STOCK  COMPENSATION

The Company applies Opinion 25 in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans, convertible debenture plan and stock purchase plan. Had the Company elected to recognize compensation expense consistent with the fair value-based methodology in SFAS 123, the Company's net income and earnings per share would have been as follows:



                                                       YEAR ENDED DECEMBER 31,
                                                    ------------------------------
                                                       1998       1997      1996
                                                    ----------  ---------  -------
Net earnings (loss) applicable to ordinary shares:
  As reported                                       $(190,565)  $ (9,296)  $21,624
  Pro forma                                          (200,147)   (16,802)   17,414

Basic earnings (loss) per ordinary share:
  As reported                                       $   (5.21)  $  (0.26)  $  0.61
  Pro forma                                             (5.47)     (0.46)     0.48

Diluted earnings (loss) per ordinary share:
  As reported                                       $   (5.21)  $  (0.25)  $  0.59
  Pro forma                                             (5.47)     (0.46)     0.47



The fair value of each option or debenture granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996: dividend yield of 0%; expected volatility of approximately 40%, 26% and 27%, respectively; risk-free interest rates of approximately 5%, 6% and 6%, respectively; and an expected life of approximately four to seven years.

STOCK  APPRECIATION  RIGHTS  PLAN

The Company has a stock appreciation rights ("SARs") plan which authorizes the granting of SARs to non-employee directors of the Company. Upon exercise, SARs allow the holder to receive the difference between the SARs' exercise price and the fair market value of the ordinary shares covered by SARs on the exercise date and expire at the earlier of 10 years or a date based on the termination of the holder's membership on the board of directors. At December 31, 1998, SARs covering 20,000 ordinary shares, with an exercise price of $8.00 per share, were outstanding.

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS, RISK MANAGEMENT
     AND CREDIT RISK CONCENTRATIONS

FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 1998 and 1997, the Company's financial instruments included cash, cash equivalents, short-term receivables, long-term receivables, short-term and long-term debt, and financial market transactions. The fair value of cash, cash equivalents, short-term receivables and short-term debt approximated carrying values because of the short maturities of these instruments. The fair values of the Company's long-term receivables and financial market transactions, based on broker quotes and discounted cash flows, approximated the carrying values. The estimated fair value of long-term debt, based on quoted market prices and market data for similar instruments, was $397 million (carrying value - $428 million) and $596 million (carrying value - $574 million) at December 31, 1998 and 1997, respectively.

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

During the year ended December 31, 1998, the Company did not have any outstanding financial market transactions to hedge against oil price fluctuations. During the years ended December 31, 1997 and 1996, markets provided the Company the opportunity to realize WTI benchmark oil prices on average $2.35 per barrel and $4.68 per barrel, respectively, above the WTI benchmark oil price the Company set as part of its annual plan for the period. As a result of financial and commodity market transactions settled during the years ended December 31, 1997 and 1996, the Company's risk management program resulted in an average net realization of approximately $.11 per barrel and $1.21 per barrel, respectively, lower than if the Company had not entered into such transactions.

In anticipation of entering into a forward oil sale, in 1995 the Company purchased WTI benchmark call options to retain the ability to benefit from future WTI price increases above a weighted average price of $20.42 per barrel. The volumes and expiration dates on the call options coincide with the volumes and delivery dates of the forward oil sale. During the years ended December 31, 1998, 1997 and 1996, the Company recorded an unrealized gain (loss) of $.4 million, ($9.7 million) and $11 million, respectively, in other income, net related to the change in the fair market value of the call options. Future fluctuations in the fair market value of the call options will continue to affect other income as noncash adjustments.

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

16.     OTHER  INCOME,  NET

Other  income,  net  is  summarized  as  follows:



                                               YEAR ENDED DECEMBER 31,
                                            ----------------------------
                                              1998       1997     1996
                                            --------  --------  --------

Gain on sale of corporate assets             $7,593    $1,414     $---
Equity swap                                  (3,283)      ---      ---
Foreign exchange gain (loss)                  2,113     9,549      (561)
Change in fair market value of WTI
    benchmark call options                      366    (9,689)   10,987
Proceeds from legal settlements                 ---       765     7,624
Gain on sale of shareholdings in Crusader       ---       ---    10,417
Loss provisions                                (750)      ---    (3,193)
Other                                         2,441       833     2,087
                                            --------  --------  --------

                                            $ 8,480   $ 2,872   $27,361
                                            ========  ========  ========



During 1998 and 1997, the Company sold certain corporate assets for cash proceeds of $20.6 million and $1.8 million, respectively. In 1998 and 1997, the Company recognized foreign exchange gains of $2.1 million and $9.5 million, respectively, primarily noncash adjustments to deferred tax liabilities in Colombia associated with devaluation of the Colombian peso versus the U.S. dollar.

17.     EARNINGS  PER  ORDINARY  SHARE

For the year ended December 31, 1998, the computation of diluted net loss per ordinary share was antidilutive, and therefore, the amounts reported for basic and diluted net loss per ordinary share were the same.

The following table reconciles the numerators and denominators of the basic and diluted earnings per ordinary share computation for earnings from continuing operations for the years ended December 31, 1997 and 1996.




                                                 INCOME         SHARES       PER-SHARE
                                              (NUMERATOR)   (DENOMINATOR)      AMOUNT
                                             -------------  -------------  -------------

YEAR ENDED DECEMBER 31, 1997:

Earnings before extraordinary item           $      5,595
Less: Preference share dividends                     (400)
                                             -------------

Earnings available to ordinary shareholders         5,195
        Basic earnings per ordinary share                         36,471   $       0.14
                                                                           =============
Effect of dilutive securities
        Stock options                                 ---            457
        Convertible debentures                        ---             80
                                             -------------  -------------
Earnings available to ordinary shareholders
   and assumed conversions                   $      5,195
                                             =============
        Diluted earnings per ordinary share                       37,008   $       0.14
                                                            =============  =============



YEAR ENDED DECEMBER 31, 1996:

Earnings from continuing operations          $     23,805
Less: Preference share dividends                     (985)
                                             -------------

Earnings available to ordinary shareholders        22,820
        Basic earnings per ordinary share                         35,929   $       0.64
                                                                           =============
Effect of dilutive securities
        Stock options                                 ---            843
        Convertible debentures                        ---            147
                                             -------------  -------------
Earnings available to ordinary shareholders
   and assumed conversions                   $     22,820
                                             =============
        Diluted earnings per ordinary share                       36,919   $       0.62
                                                            =============  =============


At December 31, 1998, 1,822,500 shares of 8% Preference Shares and 209,639 shares of 5% Preference Shares were outstanding. Each 8% Preference Share is convertible any time into four ordinary shares, subject to adjustment in certain events. Each 5% Preference Share is convertible any time into one ordinary share, subject to adjustment in certain events. The 8% Preference Shares and 5% Preference Shares were not included in the computation of diluted earnings per ordinary share because the effect of assuming conversion was antidilutive. The Company issued an additional 3,177,500 8% Preference Shares in January 1999, which will affect diluted earnings per share in future periods. See note 2, Pro Forma Balance Sheet - 8% Preference Share Issuance.

18.     STATEMENTS  OF  CASH  FLOWS

Supplemental disclosures of cash payments and noncash investing and financing activities follow:




                                            YEAR ENDED DECEMBER 31,
                                          ----------------------------
                                             1998    1997       1996
                                          -------- --------   --------
Cash  paid  during  the  year  for:
  Interest (net of amount capitalized)    $24,517  $133,265   $   ---
  Income taxes                              4,339     4,666       200

Noncash financing activities:
  Conversion of preference shares into
      ordinary shares                     $   297  $  1,004   $  5,594





At December 31, 1998, the Company had an accrual of $2.7 million for dividends declared with respect to the 8% Preference Shares, which was paid during 1999.


Cash paid for interest in 1997 included $124.8 million of interest accreted with respect to the 1997 Notes and the 9 3/4% Notes through the dates of retirement. Proceeds from the sale of available-for-sale securities were $2 million and $19.5 million in the years ended December 31, 1997 and 1996, respectively.

19.     RELATED  PARTY  TRANSACTIONS

Pursuant to a financial advisory agreement (the "Financial Advisory Agreement") between Triton and Hicks, Muse & Co. Partners L.P., an affiliate of Hicks Muse ("Hicks Muse Partners"), the Company paid Hicks Muse Partners transaction fees aggregating approximately $9.6 million for services as financial advisor to the Company in connection with the First Closing contemplated by the Stock Purchase Agreement. In accordance with the terms of the Financial Advisory Agreement, the Company has retained Hicks Muse Partners as its exclusive financial advisor in connection with any Sale Transaction (defined below) unless Hicks Muse Partners and the Company agree to retain an additional financial advisor in connection with any particular Sale Transaction. The Financial Advisory Agreement requires the Company to pay a fee to Hicks Muse Partners in connection with any Sale Transaction (unless the Chief Executive Officer of the Company elects not to retain a financial advisor) in an amount equal to the lesser of (i) the amount of fees then charged by first-tier investment banking firms for similar advisory services rendered in similar transactions or (ii) 1.5% of the Transaction Value (as defined in the Financial Advisory Agreement); provided that such fee will be divided equally between Hicks Muse Partners and any additional financial advisor which the Company and Hicks Muse Partners agree will be retained by the Company with respect to any such transaction. A "Sale Transaction" is defined as any merger, sale of securities representing a majority of the combined voting power of the Company, sale of assets of the Company representing more than 50% of the total market value of the assets of the Company and its subsidiaries or other similar transaction. The Company is also required to reimburse Hicks Muse Partners for reasonable disbursements and out-of-pocket expenses of Hicks Muse Partners incurred in connection with its advisory services.

Pursuant to a monitoring agreement (the "Monitoring Agreement") between Triton and Hicks Muse Partners, Hicks Muse Partners will provide financial oversight and monitoring services as requested by the Company and the Company will pay to Hicks Muse Partners an annual fee of $.5 million. In addition, the Company will reimburse Hicks Muse Partners for reasonable disbursements and out-of-pocket expenses incurred by Hicks Muse Partners or its affiliates for the account of the Company or in connection with the performance of its services. During the year ended December 31, 1998, the Company paid Hicks Muse Partners $.1 million under the terms of the Monitoring Agreement.

The Financial Advisory Agreement and the Monitoring Agreement will remain in effect until the earlier of (i) September 30, 2008, or (ii) the date on which HM4 Triton and its affiliates cease to own beneficially, directly or indirectly, at least 5% of the Company's outstanding Ordinary Shares (determined after giving effect to the conversion of all 8% Preference Shares held by HM4 Triton and its affiliates). The Company has agreed to indemnify Hicks Muse Partners with respect to liabilities incurred as a result of Hicks Muse Partners' performance of services for the Company pursuant to the Financial Advisory Agreement and the Monitoring Agreement.

20.     CERTAIN  FACTORS  THAT  COULD  AFFECT  FUTURE  OPERATIONS

Certain information contained in this report, as well as written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise, may be deemed to be "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and are subject to the "Safe Harbor" provisions of that section. Forward-looking statements include statements concerning the Company's and management's plans, objectives, goals, strategies and future operations and performance and the assumptions underlying such forward-looking statements. Forward-looking statements may be identified, without limitation, by the use of the words "anticipates," "estimates," "expects," "believes," "intends," "plans" and similar expressions. These statements include information regarding drilling schedules; expected or planned production capacity; the closing of branch offices; future production of the Fields; the negotiation of a gas-sales contract, completion of development and commencement of production in Malaysia-Thailand; the Company's capital budget and future capital requirements; the Company's meeting its future capital needs; future general and administrative expense and the portion to be capitalized; future interest expense and the portion to be capitalized; the Company's realization of its deferred tax asset; the level of future expenditures for environmental costs; the outcome of regulatory and litigation matters; the impact of Year 2000 issues; the estimated fair value of derivative instruments, including the equity swap; and proven oil and gas reserves and discounted future net cash flows therefrom. These statements are based on current expectations and involve a number of risks and uncertainties, including those described in the context of such forward-looking statements, as well as those presented below. Actual results and developments could differ materially from those expressed in or implied by such statements due to these and other factors.

CERTAIN  FACTORS  RELATING  TO  THE  OIL  AND  GAS  INDUSTRY

The Company's strategy is to focus its exploration activities on what the Company believes are relatively high-potential prospects. No assurance can be given that these prospects contain significant oil and gas reserves or that the Company will be successful in its exploration activities thereon. The Company follows the full cost method of accounting for exploration and development of oil and gas reserves whereby all acquisition, exploration and development costs are capitalized. Costs related to acquisition, holding and initial exploration of licenses in countries with no proved reserves are initially capitalized, including internal costs directly identified with acquisition, exploration and development activities. The Company's exploration licenses are periodically assessed for impairment on a country-by-country basis. If the Company's investment in exploration licenses within a country where no proved reserves are assigned is deemed to be impaired, the licenses are written down to estimated recoverable value. If the Company abandons all exploration efforts in a country where no proved reserves are assigned, all acquisition and exploration costs associated with the country are expensed. The Company's assessments of whether its investment within a country is impaired and whether exploration activities within a country will be abandoned are made from time to time based on its review and assessment of drilling results, seismic data and other information it deems relevant. Due to the unpredictable nature of exploration drilling activities, the amount and timing of impairment expense are difficult to predict with any certainty. Financial information concerning the Company's assets at December 31, 1998, including capitalized costs by geographic area, is set forth in note 22.

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

CERTAIN  FACTORS  RELATING  TO  COLOMBIA

The Company is a participant in significant oil and gas discoveries in the Fields, located approximately 160 kilometers (100 miles) northeast of Bogota, Colombia. Development of reserves in the Fields is ongoing and will require additional drilling. Pipelines connect the major producing fields in Colombia to export facilities and to refineries.

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

 Colombia is among several nations whose progress in stemming the production and transit of illegal drugs is subject to annual certification by the President of the United States. The President of the United States has announced that Colombia would be certified. There can be no assurance that, in the future, Colombia will receive certification or a national interest waiver. The consequences of the failure to receive certification or a national interest waiver generally include the following: all bilateral aid, except anti-narcotics and humanitarian aid, would be suspended; the Export-Import Bank of the United States and the Overseas Private Investment Corporation would not approve financing for new projects in Colombia; U.S. representatives at multilateral lending institutions would be required to vote against all loan requests from Colombia, although such votes would not constitute vetoes; and the President of the United States and Congress would retain the right to apply future trade sanctions. Each of these consequences could result in adverse economic consequences in Colombia and could further heighten the political and economic risks associated with the Company's operations in Colombia. Any changes in the holders of significant government offices could have adverse consequences on the Company's relationship with the Colombian national oil company and the Colombian government's ability to control guerrilla activities and could exacerbate the factors relating to foreign operations discussed above.

CERTAIN  FACTORS  RELATING  TO  MALAYSIA-THAILAND

The Company is a partner in a significant gas exploration project located in the Gulf of Thailand approximately 450 kilometers northeast of Kuala Lumpur and 750 kilometers south of Bangkok as a contractor under a production-sharing contract covering Block A-18 of the Malaysia-Thailand Joint Development Area. Test results to date indicate that significant gas and oil deposits lie within the block. Development of gas production is in the planning stage, but is expected to take several years and require the drilling of additional wells and the installation of production facilities. Pipelines also will be required to be connected between Block A-18 and ultimate markets. The terms under which any gas produced from the Company's contract area in Malaysia-Thailand is sold may be affected adversely by the present monopoly, gas-purchase and transportation conditions in both Malaysia and Thailand. In connection with the sale to a subsidiary of ARCO of one-half of the shares of the Company's subsidiary that held its interest in Block A-18, ARCO agreed to pay the future exploration and development costs attributable to the Company's and ARCO's collective interest in Block A-18, up to $377 million or until first production from a gas field, after which the Company and ARCO would each pay 50% of such costs. See note 5 - Asset Dispositions.

INFLUENCE  OF  HICKS  MUSE

In connection with the issuance of the 1,822,500 shares of 8% Preference Shares to HM4 Triton in September 1998, the Company and HM4 Triton entered into a shareholders agreement (the "Shareholders Agreement") pursuant to which, among other things, the size of the Company's Board of Directors was set at ten, and HM4 Triton exercised its right to designate four out of such ten directors. The Shareholders Agreement provides that, in general, for so long as the entire Board of Directors consists of ten members, HM4 Triton (and its designated transferees, collectively) may designate four nominees for election to the Board (with such number of designees increasing or decreasing proportionately with any change in the total number of members of the Board and with any fractional directorship rounded up to the next whole number). The right of HM4 Triton (and its designated transferees) to designate nominees for election to the Board will be reduced if the number of ordinary shares held by HM4 Triton and its affiliates (assuming conversion of 8% Preference Shares into ordinary shares) represents less than certain specified percentages of the number of ordinary shares (assuming conversion of 8% Preference Shares into ordinary shares) purchased by HM4 Triton pursuant to the Stock Purchase Agreement.

The Shareholders Agreement provides that, for so long as HM4 Triton and its affiliates continue to hold a certain minimum number of ordinary shares (assuming conversion of 8% Preference Shares into ordinary shares), the Company may not take certain actions without the consent of HM4 Triton, including (i) amending its Articles of Association or the terms of the 8% Preference Shares with respect to the voting powers, rights or preferences of the holders of 8% Preference Shares, (ii) entering into a merger or similar business combination transaction, or effecting a reorganization, recapitalization or other transaction pursuant to which a majority of the outstanding ordinary shares or any 8% Preference Shares are exchanged for securities, cash or other property,
(iii) authorizing, creating or modifying the terms of any series of securities that would rank equal to or senior to the 8% Preference Shares, (iv) selling or otherwise disposing of assets comprising in excess of 50% of the market value of the Company, (v) paying dividends on ordinary shares or other shares ranking junior to the 8% Preference Shares, other than regular dividends on the Company's 5% Preference Shares, (vi) incurring or guaranteeing indebtedness (other than certain permitted indebtedness), or issuing preference shares, unless the Company's leverage ratio at the time, after giving pro forma effect to such incurrence or issuance and to the use of the proceeds, is less than 2.5 to 1, (vii) issuing additional shares of 8% Preference Shares, other than in payment of accumulated dividends on the outstanding 8% Preference Shares, (viii) issuing any shares of a class ranking equal or senior to the 8% Preference Shares, (ix) commencing a tender offer or exchange offer for all or any portion of the ordinary shares or (x) decreasing the number of shares designated as 8% Preference Shares.

As a result of HM4 Triton's ownership of 8% Preference Shares and ordinary shares and the rights conferred upon HM4 Triton and its designees pursuant to the Shareholder Agreement, HM4 Triton has significant influence over the actions of the Company and will be able to influence, and in some cases determine, the outcome of matters submitted for approval of the shareholders. The existence of HM4 Triton as a shareholder of the Company may make it more difficult for a third party to acquire, or discourage a third party from seeking to acquire, a majority of the outstanding ordinary shares. A third party would be required to negotiate any such transaction with HM4 Triton, and the interests of HM4 Triton as a shareholder may be different from the interests of the other shareholders of the Company.

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

21.     COMMITMENTS  AND  CONTINGENCIES

For internal planning purposes, the Company's capital spending program for the year ending December 31, 1999, is approximately $117 million, excluding capitalized interest, of which approximately $83 million relates to the Fields and $34 million relates to the Company's exploration activities in other parts of the world.

During the normal course of business, the Company is subject to the terms of various operating agreements and capital commitments associated with the exploration and development of its oil and gas properties. It is management's belief that such commitments, including the capital requirements in Colombia and other parts of the world discussed above, will be met without any material adverse effect on the Company's operations or consolidated financial condition.

The Company leases office space, other facilities and equipment under various operating leases expiring through 2002. Total rental expense was $2.1 million, $2 million and $2 million for the years ended December 31, 1998, 1997 and 1996, respectively. At December 31, 1998, the minimum payments required under terms of the leases are as follows 1999 -- $1.8 million; 2000 -- $1.1 million; 2001 -- $.1 million; and 2002 -- nil.

GUARANTEES

At December 31, 1998, the Company had guaranteed loans of approximately $1.4 million for a Colombian pipeline company in which the Company has an ownership interest. The Company also guaranteed performance of $21.6 million in future exploration expenditures in various countries. These commitments are backed primarily by unsecured letters of credit.

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

LITIGATION

In July through October 1998, eight lawsuits were filed against the Company and Thomas G. Finck and Peter Rugg, in their capacities as Chairman and Chief Executive Officer and Chief Financial Officer, respectively. Each case was filed on behalf of a putative class of persons and/or entities who purchased the Company's securities between March 30, 1998, and July 17, 1998, inclusive, and seeks recovery of compensatory damages, fees and costs. The cases allege violations of securities laws in connection with disclosures concerning the Company's properties, operations, and value relating to a prospective sale of the Company or of all or a part of its assets. Additionally, one case alleges negligent misrepresentation and seeks recovery of punitive damages. On September 21, 1998, a motion for consolidation and for appointment as lead plaintiffs and for approval of selection of lead counsel was filed with respect to the cases. With the exception of the request for consolidation, which has been agreed to, the motion is presently pending. Also, pending is the Company's motion to dismiss or transfer for improper venue.

The  Company believes it has meritorious defenses to these claims and intends to
vigorously defend these actions.   No discovery has been taken at this time,
however,and the ultimate outcome is not currently predictable. There can be no assurance that the litigation will be resolved in the Company's favor. An adverse result could have a material adverse effect on the Company's financial position or results of operations.

The Company is subject to certain other litigation matters, none of which are expected to have a material, adverse effect on the Company's operations or consolidated financial condition.

22.     GEOGRAPHIC  INFORMATION

In June 1997, the Financial Accounting Standards Board issued Statement No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 changes the way enterprises report information about operating segments and related disclosures about products and services, geographic areas and major customers. The Company adopted SFAS 131 in 1998. Information for 1997 and 1996 has been restated from the prior year's presentation in order to conform to the 1998 presentation.

Triton's operations are primarily related to crude oil and natural-gas exploration and production. The Company's principle properties, operations and oil and gas reserves are located in Colombia and Malaysia-Thailand. The Company is exploring for oil and gas in these areas, as well as in southern Europe, Africa and the Middle East. All sales are currently derived from oil and gas production in Colombia. Financial information about the Company's operations by geographic area is presented below:


                                                                                    CORPORATE
                                                        MALAYSIA-                      AND
                                            COLOMBIA    THAILAND     EXPLORATION      OTHER        TOTAL
                                           ----------  -----------  -------------  -----------  -----------
YEAR ENDED DECEMBER 31, 1998:
Sales and other operating revenues         $ 160,881   $   63,237   $      4,500   $      ---   $  228,618
Operating income (loss)                     (220,697)      62,538        (79,827)     (39,360)    (277,346)
Depreciation, depletion and amortization      53,641           49            176        4,945       58,811
Writedown of assets                          251,312          ---         76,664          654      328,630
Capital expenditures                         106,624       25,158         47,516          756      180,054
Assets                                       468,533       86,928         88,852      111,820      756,133

YEAR ENDED DECEMBER 31, 1997:
Sales and other operating revenues         $ 145,419   $      ---   $      4,077   $      ---   $  149,496
Operating income (loss)                       59,719         (536)        (6,312)     (20,167)      32,704
Depreciation, depletion and amortization      31,186           60            505        5,077       36,828
Capital expenditures                         129,589       37,328         47,842        4,457      219,216
Assets                                       712,512      148,780        110,561      126,186    1,098,039

YEAR ENDED DECEMBER 31, 1996:
Sales and other operating revenues         $ 127,071   $      ---   $      6,906   $      ---   $  133,977
Operating income (loss)                       70,874         (509)       (44,098)     (23,489)       2,778
Depreciation, depletion and amortization      19,061           38            807        5,734       25,640
Writedown of assets                              ---          ---         42,960          ---       42,960
Capital expenditures                         160,131       53,679         29,036        9,838      252,684
Assets                                       629,978      113,364         57,849      113,333      914,524



During 1998, the Company sold one-half of the shares of the subsidiary through which the Company owned its 50% share of Block A-18 resulting in a gain of $63.2 million which is included in Malaysia-Thailand sales and other operating revenues and operating profit (loss). See note 5 --Asset Dispositions.

Colombia operating profit (loss) for the year ended December 31, 1998, included an SEC full cost ceiling limitation writedown of $241 million. Additionally, Exploration operating profit (loss) included writedowns of oil and gas properties and other assets in Guatemala ($27.2 million) and China ($22.5 million) for the year ended December 31, 1998. Exploration operating profit
(loss) for the year ended December 31, 1996, included a writedown of $43 million for the Company's oil and gas properties and other assets in Argentina. See note  3  -  Writedown  of  Assets.

At December 31, 1998, corporate assets were principally cash and cash equivalents, the U.S. deferred tax asset and other fixed assets. Exploration assets included $43.9 million, $14.9 million, $10.8 million and $10.2 million of capitalized costs in Italy, Greece, Equatorial Guinea and Oman, respectively.

23.     SUBSEQUENT  EVENT

On January 4, 1999, the Company issued 3,177,500 8% Preference Shares for $70 per share, or total proceeds of $222.4 million (before closing expenses of $4.3 million). See note 2, Pro Forma Balance Sheet - 8% Preference Shares Issuance.



24.  QUARTERLY FINANCIAL DATA (UNAUDITED)




                                                                QUARTER
                                                -----------------------------------------
                                                 FIRST     SECOND     THIRD      FOURTH
                                                -------  ----------  --------  ----------
YEAR ENDED DECEMBER 31, 1998:
Sales and other operating revenues              $36,175  $  36,378   $105,862  $  50,203
Gross profit (loss)                               8,409   (180,179)    73,751   (134,350)
Net earnings (loss)                              42,912   (150,062)    47,208   (127,562)
Basic earnings (loss) per ordinary share           1.17      (4.10)      1.28      (3.55)
Diluted earnings (loss) per ordinary share         1.16      (4.10)      1.28      (3.55)

YEAR ENDED DECEMBER 31, 1997:
Sales and other operating revenues              $33,759  $  32,569   $ 36,993  $  46,175
Gross profit                                     15,095     13,645     14,583     17,988
Net earnings (loss) before extraordinary item     3,486       (308)     6,201     (3,784)
Net earnings (loss)                               3,486    (14,799)     6,201     (3,784)
Basic earnings (loss) per ordinary share:
      Before extraordinary item                    0.09      (0.01)      0.16      (0.10)
      Net earnings (loss)                          0.09      (0.41)      0.16      (0.10)
Diluted earnings (loss) per ordinary share:
      Before extraordinary item                    0.09      (0.01)      0.16      (0.10)
      Net earnings (loss)                          0.09      (0.41)      0.16      (0.10)



Gross profit (loss) is comprised of sales and other operating revenues less operating expenses, depreciation, depletion and amortization, and writedowns pertaining to operating assets.

In the fourth quarter of 1998, the Company recorded a writedown of $115.9 million, net of tax, related to the application of the full cost ceiling limitation as prescribed by the SEC. See note 3 - Writedown of Assets.

25.     OIL  AND  GAS  DATA  (UNAUDITED)

The following tables provide additional information about the Company's oil and gas exploration and production activities.

RESULTS  OF  OPERATIONS

The results of operations for oil- and gas-producing activities, considering direct costs only, follow:





                                                  MALAYSIA-                 TOTAL
                                       COLOMBIA    THAILAND     OTHER     WORLDWIDE
                                      ----------  ----------  ---------  -----------
YEAR ENDED DECEMBER 31, 1998:
        Revenues                      $ 160,881   $  63,237   $  4,500   $  228,618
        Costs:
          Production costs               73,546         ---        ---       73,546
          General operating expenses      2,460         ---        ---        2,460
          Depletion                      53,304         ---        ---       53,304
          Writedown of assets           251,312         ---     76,664      327,976
          Income tax benefit            (76,048)        ---    (22,527)     (98,575)
                                      ----------  ----------  ---------  -----------

        Results of operations         $(143,693)  $  63,237   $(49,637)  $ (130,093)
                                      ==========  ==========  =========  ===========

YEAR ENDED DECEMBER 31, 1997:
        Revenues                      $ 145,419   $     ---    $ 4,077   $  149,496
        Costs:
          Production costs               51,357         ---        ---       51,357
          General operating expenses      2,886         ---        ---        2,886
          Depletion                      30,729         ---        ---       30,729
          Income tax expense             22,167         ---      1,223       23,390
                                      ----------  ----------  ---------  -----------

        Results of operations         $  38,280   $     ---   $  2,854   $   41,134
                                      ==========  ==========  =========  ===========

YEAR ENDED DECEMBER 31, 1996:
        Revenues                      $ 127,071   $     ---   $  6,906   $  133,977
        Costs:
          Production costs               34,822         ---      1,832       36,654
          General operating expenses      1,909         ---      1,327        3,236
          Depletion                      18,515         ---        603       19,118
          Writedown of assets               ---         ---     42,960       42,960
          Income tax expense (benefit)   25,766         ---    (12,888)      12,878
                                      ----------  ----------  ---------  -----------

        Results of operations         $  46,059   $     ---   $(26,928)  $   19,131
                                      ==========  ==========  =========  ===========



Malaysia-Thailand revenues for the year ended December 31, 1998, included a gain of $63.2 million from the sale of one-half of the shares of the subsidiary through which the Company owned its 50% share of Block A-18. Other revenues for the years ended December 31, 1998, 1997, and 1996, included gains of $4.5 million, $4.1 million, and $4.1 million from the sale of the Company's Bangladesh subsidiary, Argentine subsidiary, and royalty interests in U.S. properties, respectively.

Depletion includes depreciation on support equipment and facilities calculated on the unit-of-production method.

COSTS  INCURRED  AND  CAPITALIZED  COSTS



The costs incurred in oil and gas acquisition, exploration and development activities and related capitalized costs follow:





                                                       MALAYSIA-               TOTAL
                                             COLOMBIA  THAILAND     OTHER    WORLDWIDE
                                            ---------  ---------  ---------  ---------

DECEMBER  31,  1998:
Costs incurred:
  Property acquisition                      $    ---   $    ---   $    500   $    500
  Exploration                                  2,886     21,215     48,756     72,857
  Development                                 83,088      1,026        ---     84,114
Depletion per equivalent
  barrel of production                          4.07        ---        ---       4.07

Cost of properties at year-end:
  Unevaluated                               $    ---   $ 20,392   $ 70,526   $ 90,918
                                            =========  =========  =========  =========

  Evaluated                                 $467,147   $ 65,102   $ 76,367   $608,616
                                            =========  =========  =========  =========

  Support equipment and
   facilities                               $289,659   $    ---   $    ---   $289,659
                                            =========  =========  =========  =========
Accumulated depletion and
  depreciation at year-end                  $360,324   $    ---   $ 76,367   $436,691
                                            =========  =========  =========  =========

DECEMBER 31, 1997:
Costs incurred:
  Property acquisition                      $    ---   $    ---   $  3,128   $  3,128
  Exploration                                  7,583     36,373     47,864     91,820
  Development                                 62,251        187        ---     62,438
Depletion per equivalent
  barrel of production                          3.67        ---        ---       3.67

Cost of properties at year-end:
  Unevaluated                               $  2,172   $ 30,327   $ 98,127   $130,626
                                            =========  =========  =========  =========

  Evaluated                                 $396,774   $114,243   $  7,563   $518,580
                                            =========  =========  =========  =========

  Support equipment and
   facilities                               $250,193   $    ---   $   ---    $250,193
                                            =========  =========  =========  =========
Accumulated depletion and
  depreciation at year-end                  $ 66,250   $    ---   $  7,563   $ 73,813
                                            =========  =========  =========  =========

DECEMBER 31, 1996:
Costs incurred:
  Property acquisition                      $    ---   $    ---   $    600  $     600
  Exploration                                 18,875     60,955     33,103    112,933
  Development                                 39,902        470        ---     40,372
Depletion per equivalent
  barrel of production                          2.83        ---       3.11       2.84

Cost of properties at year-end:
  Unevaluated                               $  2,487   $ 30,500   $ 50,010   $ 82,997
                                            =========  =========  =========  =========

  Evaluated                                 $338,955   $ 77,512   $ 48,630   $465,097
                                            =========  =========  =========  =========

  Support equipment and
   facilities                               $194,116   $   ---    $    ---   $194,116
                                            =========  =========  =========  =========
Accumulated depletion and
  depreciation at year-end                  $ 35,723   $   ---    $ 48,630   $ 84,353
                                            =========  =========  =========  =========



A summary of costs excluded from depletion at December 31, 1998, by year incurred follows:








                                        DECEMBER 31,
                                ----------------------------------
                                                          1995 AND
                        TOTAL     1998    1997      1996    PRIOR
                      --------  -------  -------  -------  -------
Property acquisition  $  2,800  $   500  $ 1,700  $   600  $   ---
Exploration            127,290   45,244   40,398   37,098    4,550
Capitalized interest    25,930   14,051   11,758      106       15
                      --------  -------  -------  -------  -------

    Total worldwide   $156,020  $59,795  $53,856  $37,804  $ 4,565
                      ========  =======  =======  =======  =======



The Company excludes from its depletion computation property acquisition and exploration costs of unevaluated properties and major development projects in progress. The excluded costs include $85.5 million ($65.1 million and $20.4 million classified as evaluated and unevaluated, respectively) for Block A-18 in the Malaysia-Thailand Joint Development Area that will become depletable once production begins, which is estimated to occur between 30-36 months after signing of a gas-sales contract. Additionally, excluded costs include exploration costs of $29.5 million, $12.2 million, $10.8 million, $10 million and $8.1 million in Italy, Greece, Equatorial Guinea, Oman and Madagascar, respectively. At this time, the Company is unable to predict either the timing of the inclusion of these costs and the related oil and gas reserves in its depletion computation or their potential future impact on depletion rates. Drilling or other exploration activities are being conducted in each of these cost centers.


OIL  AND  GAS RESERVE DATA  (OIL RESERVES ARE STATED IN THOUSANDS OF BARRELS AND
GAS  RESERVES  ARE  STATED  IN  MILLIONS  OF  CUBIC  FEET.)

The following tables present the Company's estimates of its proved oil and gas reserves. The estimates for the proved reserves in the Fields in Colombia were prepared by the Company's independent petroleum engineers, DeGolyer and MacNaughton. The estimates for the proved reserves in Malaysia-Thailand and the Liebre Field in Colombia were prepared by the Company's internal petroleum reservoir engineers. The Company emphasizes that reserve estimates are approximate and are expected to change as additional information becomes available. Reservoir engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Accordingly, there can be no assurance that the reserves set forth herein will ultimately be produced, and there can be no assurance that the proved undeveloped reserves will be developed within the periods anticipated. As of December 31, 1998, the Company did not have a contract for the sale of gas to be produced from its interest in the Malaysia-Thailand Joint Development Area. In estimating its reserves attributable to such interest, the Company assumed that production from the interest would be sold at the initial base price for natural gas specified in the Heads of Agreement entered into in April 1998. There can be no assurance that the price to be provided in any gas contract will be equal to the price used in the Company's calculations.






                                    COLOMBIA        MALAYSIA-THAILAND       OTHER           TOTAL WORLDWIDE
                                -----------------  -------------------  ----------------  --------------------
                                   OIL      GAS      OIL        GAS        OIL     GAS      OIL        GAS
                                --------  -------  --------  ---------  -------  -------  --------  ----------
PROVED  DEVELOPED  AND
  UNDEVELOPED  RESERVES:
AS OF DECEMBER 31, 1995         121,426   15,690       ---         ---     764    6,957   122,190      22,647
    Revisions                       270     (403)      ---         ---     ---     ---        270        (403)
    Sales                          (548)    (338)      ---         ---    (649)  (6,482)   (1,197)     (6,820)
    Extensions and discoveries   19,900      ---    24,700     871,100     ---      ---    44,600     871,100
    Production                   (5,738)    (298)      ---         ---    (115)    (475)   (5,853)       (773)
                                --------  -------  --------  ---------  -------  -------  --------  ----------

AS OF DECEMBER 31, 1996         135,310   14,651    24,700     871,100     ---      ---   160,010     885,751
    Revisions                    14,157      770    (2,000)     (7,600)    ---      ---    12,157      (6,830)
    Sales                           ---      ---       ---         ---     ---      ---       ---         ---
    Extensions and discoveries    2,308      ---     7,100     360,300     ---      ---     9,408     360,300
    Production                   (5,776)    (802)      ---         ---     ---      ---    (5,776)       (802)
                                --------  -------  --------  ---------  -------  -------  --------  ----------

AS OF DECEMBER 31, 1997         145,999   14,619    29,800   1,223,800     ---      ---   175,799   1,238,419
    Revisions                      (693)  (1,832)   (6,583)    (41,588)    ---      ---    (7,276)    (43,420)
    Sales                           ---      ---   (15,200)   (625,400)    ---      ---   (15,200)   (625,400)
    Extensions and discoveries      ---      ---       ---      13,500     ---      ---       ---      13,500
    Production                   (9,979)    (503)      ---         ---     ---      ---    (9,979)       (503)
                                --------  -------  --------  ---------  -------  -------  --------  ----------

AS OF DECEMBER 31, 1998         135,327   12,284     8,017     570,312     ---      ---   143,344     582,596
                                ========  =======  ========  =========  =======  =======  ========  ==========




                                                      MALAYSIA-
                                       COLOMBIA       THAILAND      TOTAL WORLDWIDE
                                    --------------  --------------  ---------------
                                     OIL      GAS     OIL     GAS     OIL     GAS
                                    ------  ------  ------  ------  ------  ------
PROVED DEVELOPED RESERVES AT:

DECEMBER 31, 1996                   67,193  11,146     ---     ---  67,193  11,146
                                    ======  ======  ======  ======  ======  ======

DECEMBER 31, 1997                   81,931  14,619     ---     ---  81,931  14,619
                                    ======  ======  ======  ======  ======  ======

DECEMBER 31, 1998                   86,039  12,284     ---     ---  86,039  12,284
                                    ======  ======  ======  ======  ======  ======





STANDARDIZED  MEASURE  OF DISCOUNTED FUTURE NET CASH INFLOWS AND CHANGES THEREIN

The following table presents for the net quantities of proved oil and gas reserves a standardized measure of discounted future net cash inflows discounted at an annual rate of 10%. The future net cash inflows were calculated in accordance with Securities and Exchange Commission guidelines. Future cash inflows were computed by applying year-end prices of oil and gas relating to the Company's proved reserves to the estimated year-end quantities of those reserves. Future price changes were considered only to the extent provided by contractual agreements in existence at year-end.

Future production and development costs were computed by estimating those expenditures expected to occur in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs. The Company emphasizes that the future net cash inflows should not be construed as representative of the fair market value of the Company's proved reserves. The meaningfulness of the estimates is highly dependent upon the accuracy of the assumptions upon which they were based. Actual future cash inflows may vary materially.

In connection with the sale to ARCO of one-half of the shares of the subsidiary through which the Company owned its 50% share of Block A-18, ARCO agreed to pay the Company an additional $65 million each at July 1, 2002, and July 1, 2005, if certain specific development objective are met by such dates, or $40 million each if the objectives are met within one year thereafter. Future cash inflows for Malaysia-Thailand at December 31, 1998, include incentive payments of $65 million each in July 2002 and July 2005. As of December 31, 1998, the Company did not have a contract for the sale of gas to be produced from its interest in the Malaysia-Thailand Joint Development Area. In estimating discounted future net cash inflows attributable to such interest, the Company assumed that production from the interest would be sold at the initial base price for natural gas specified in the Heads of Agreement entered into in April 1998.





                                                       MALAYSIA-     TOTAL
                                            COLOMBIA   THAILAND    WORLDWIDE
                                           ----------  ----------  ----------
DECEMBER 31, 1998:
      Future cash inflows                  $1,481,065  $1,555,929  $3,036,994
      Future production and
        development costs                     734,025     695,575   1,429,600
                                           ----------  ----------  ----------
      Future net cash inflows before
        income taxes                       $  747,040  $  860,354  $1,607,394
                                           ==========  ==========  ==========

      Future net cash inflows before
        income taxes discounted at 10%
        per annum                          $  415,127  $  253,535  $  668,662
      Future income taxes discounted at
        10% per annum                           3,909       8,917      12,826
                                           ----------  ----------  ----------
      Standardized measure of discounted
        future net cash inflows            $  411,218  $  244,618  $  655,836
                                           ==========  ==========  ==========

DECEMBER 31, 1997:
      Future cash inflows                  $2,524,291  $4,078,609  $6,602,900
      Future production and
        development costs                   1,142,382   1,883,881   3,026,263
                                           ----------  ----------  ----------
      Future net cash inflows before
        income taxes                       $1,381,909  $2,194,728  $3,576,637
                                           ==========  ==========  ==========

      Future net cash inflows before
        income taxes discounted at 10%
        per annum                          $  852,421  $  427,463  $1,279,884
      Future income taxes discounted at
        10% per annum                         173,785      36,756     210,541
                                           ----------  ----------  ----------
      Standardized measure of discounted
        future net cash inflows            $  678,636  $  390,707  $1,069,343
                                           ==========  ==========  ==========








                                                       MALAYSIA-     TOTAL
                                            COLOMBIA   THAILAND    WORLDWIDE
                                           ----------  ----------  ----------
DECEMBER 31, 1996:
      Future cash inflows                  $3,519,893  $2,530,702  $6,050,595
      Future production and
        development costs                   1,283,851   1,188,981   2,472,832
                                           ----------  ----------  ----------
      Future net cash inflows before
        income taxes                       $2,236,042  $1,341,721  $3,577,763
                                           ==========  ==========  ==========

      Future net cash inflows before
        income taxes discounted at 10%
        per annum                          $1,283,158  $  320,900  $1,604,058
      Future income taxes discounted at
        10% per annum                         290,763      21,100     311,863
                                           ----------  ----------  ----------
      Standardized measure of discounted
        future net cash inflows            $  992,395  $  299,800  $1,292,195
                                           ==========  ==========  ==========


Changes in the standardized measure of discounted future net cash inflows follow:




                                                           DECEMBER 31,
                                                 -------------------------------------
                                                    1998         1997         1996
                                                 -----------  -----------  -----------
Total worldwide:
 Beginning of year                               $1,069,343   $1,292,195   $  641,696
  Sales, net of production costs                    (87,335)     (94,062)     (97,323)
  Sales of reserves                                 (70,543)         ---      (10,473)
  Revisions of quantity estimates                   (29,321)      75,253        2,617
  Net change in prices and production costs        (579,212)    (552,863)     228,349
  Extensions, discoveries and improved recovery       6,516       42,918    1,125,733
  Change in future development costs                (46,633)      (5,936)    (652,902)
  Development and facilities costs incurred         105,808       53,199       92,856
  Accretion of discount                             120,270      160,406       80,672
  Changes in production rates and other             (30,772)      (3,089)      19,088
  Net change in income taxes                        197,715      101,322     (138,118)
                                                 -----------  -----------  -----------

 End of year                                     $  655,836   $1,069,343   $1,292,195
                                                 ===========  ===========  ===========

                                                                     SCHEDULE II

                     TRITON ENERGY LIMITED AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)




                                               ADDITIONS
                                        -------------------------

                           BALANCE AT                 CHARGED TO                  BALANCE
                            BEGINNING    CHARGED TO     OTHER                    AT CLOSE
     CLASSIFICATIONS         OF YEAR      EARNINGS     ACCOUNTS     DEDUCTIONS    OF YEAR
-------------------------  -----------  ------------  -----------  ------------  ---------

Year ended Dec. 31, 1996:
   Allowance for doubtful
       receivables         $       810  $        35   $       ---  $      (769)  $      76
                           ===========  ============  ===========  ============  =========

   Allowance for deferred
       tax asset           $    54,046  $   (23,389)  $       ---  $       ---   $  30,657
                           ===========  ============  ===========  ============  =========

Year ended Dec. 31, 1997:
   Allowance for doubtful
       receivables         $        76  $       ---   $       ---  $       (35)  $      41
                           ===========  ============  ===========  ============  =========

   Allowance for deferred
       tax asset           $    30,657  $    44,435   $       ---  $       ---   $  75,092
                           ===========  ============  ===========  ============  =========

Year ended Dec. 31, 1998:
   Allowance for doubtful
       receivables         $        41  $       ---   $       ---  $       (41)  $     ---
                           ===========  ============  ===========  ============  =========

   Allowance for deferred
       tax asset           $    75,092  $    18,519   $       ---  $       ---   $  93,611
                           ===========  ============  ===========  ============  =========




___________________
Note -- Deductions for the allowance for doubtful receivables in the year ended December 31, 1996, related primarily to disposal of other assets.