Form 10-Q
period 1999-03-31
TRITON ENERGY LTD
filed 1999-05-14
CIK 1009404

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH  31, 1999

                                       OR



(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

             For the transition period from ____________  to  ____________

                           COMMISSION FILE NUMBER:  1-11675

                               TRITON ENERGY LIMITED
                    (Exact name of registrant as specified in its charter)

CAYMAN ISLANDS                                               NONE
---------------                                       -------------------
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

                                                   YES  X             NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Number of Shares
 Title of Each Class                        Outstanding at April 30, 1999
Ordinary Shares, par value $0.01 per share           36,591,819
                                            -----------------------------

------
                     TRITON ENERGY LIMITED AND SUBSIDIARIES
                                      INDEX



PART I.   FINANCIAL INFORMATION                                            PAGE NO.
                                                                           --------
Item 1.   Financial Statements
          Condensed Consolidated Statements of Operations -
            Three months ended March 31, 1999 and 1998                            2
          Condensed Consolidated Balance Sheets -
            March 31, 1999 and December 31, 1998                                  3
          Condensed Consolidated Statements of Cash Flows -
            Three months ended March 31, 1999 and 1998                            4
          Condensed Consolidated Statement of Shareholders' Equity -
            Three months ended March 31, 1999                                     5
          Notes to Condensed Consolidated Financial Statements                    6
Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                17
Item 3.   Quantitative and Qualitative Disclosures about Market Risk             24

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                       25



                           PART I. FINANCIAL INFORMATION
                            ITEM 1. FINANCIAL STATEMENTS
                       TRITON ENERGY LIMITED AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)



                                                   1999       1998
                                                --------   --------

Oil and gas sales                               $ 49,170   $ 36,175

Costs and expenses:
  Operating                                       18,976     15,687
  General and administrative                       4,935      7,689
  Depreciation, depletion and amortization        15,371     12,079
  Special charges                                  1,220        ---
                                                --------   --------

                                                  40,502     35,455
                                                --------   --------

        Operating income                           8,668        720

Gain on sale of Triton Pipeline Colombia             ---     50,227
Interest income                                    2,578        735
Interest expense, net                             (5,983)    (5,166)
Other income, net                                    923      1,492
                                                ---------  --------

                                                  (2,482)    47,288
                                                ---------  --------

        Earnings before income taxes               6,186     48,008
Income tax expense                                 4,299      5,096
                                                ---------  --------

        Net earnings                               1,887     42,912
Dividends on preference shares                       180        187
                                                ---------  --------

        Earnings applicable to ordinary shares  $  1,707   $ 42,725
                                                =========  ========

Average ordinary shares outstanding               36,663     36,566
                                                =========  ========

Basic earnings per ordinary share               $   0.05   $   1.17
                                                =========  ========

Diluted earnings per ordinary share             $   0.03   $   1.16
                                                =========  ========




     See accompanying Notes to Condensed Consolidated Financial Statements.

                     TRITON ENERGY LIMITED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)







                        ASSETS                                    MARCH 31,       DECEMBER 31,
                                                                    1999            1998
                                                                 ----------       ----------
                                                                 (UNAUDITED)
Current assets:
  Cash and equivalents                                           $ 205,881        $  19,122
  Trade receivables, net                                            13,620            9,554
  Other receivables                                                 48,127           48,415
  Inventories, prepaid expenses and other                            2,131            1,655
                                                                 ----------       ----------

      Total current assets                                         269,759           78,746
  Property and equipment, at cost, less accumulated depreciation
     and depletion of $464,661 for 1999 and $451,986 for 1998      565,863          556,122
  Deferred taxes and other assets                                  118,078          121,265
                                                                 ----------       ----------

                                                                 $ 953,700        $ 756,133
                                                                 ==========       ==========

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings and current maturities of long-term debt $   9,027        $  19,027
  Accounts payable and accrued liabilities                          44,209           45,892
  Deferred income                                                   35,254           35,254
                                                                 ----------       ----------

      Total current liabilities                                     88,490          100,173

Long-term debt, excluding current maturities                       408,956          413,465
  Deferred income taxes                                              4,898            4,169
  Deferred income and other                                          7,905           14,519

Shareholders' equity:
  5% Preference shares, stated value $34.41                          7,214            7,214
  8% Preference shares, stated value $70.00                        350,000          127,575
  Ordinary shares, par value $0.01                                     367              366
  Additional paid-in capital                                       571,194          575,863
  Accumulated deficit                                             (483,198)        (485,085)
  Accumulated other non-owner changes in shareholders' equity       (2,126)          (2,126)
                                                                 ----------       ----------

      Total shareholders' equity                                   443,451          223,807
Commitments and contingencies (note 6)                                 ---              ---
                                                                 ----------       ----------

                                                                 $ 953,700        $ 756,133
                                                                 ==========       ==========




  The Company uses the full cost method to account for its oil and gas producing activities.
     See accompanying Notes to Condensed Consolidated Financial Statements.

                     TRITON ENERGY LIMITED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (IN THOUSANDS)
                                   (UNAUDITED)





                                                                 1999        1998
                                                               ---------  ----------
Cash flows from operating activities:
  Net earnings                                                 $  1,887   $  42,912
  Adjustments to reconcile net earnings to net cash provided by operating activities:
  Depreciation, depletion and amortization                       15,371      12,079
  Amortization of deferred income                                (8,814)     (8,814)
  Gain on sale of Triton Pipeline Colombia                          ---     (50,227)
  Deferred income taxes and other                                 5,176       2,849
  Changes in working capital pertaining to operating activities     426      10,482
                                                               ---------  ----------

      Net cash provided by operating activities                  14,046       9,281
                                                               ---------  ----------

Cash flows from investing activities:
  Capital expenditures and investments                          (28,968)    (51,057)
  Proceeds from sale of Triton Pipeline Colombia                    ---      97,656
  Other                                                           1,066         196
                                                               ---------  ----------

      Net cash provided (used) by investing activities          (27,902)     46,795
                                                               ---------  ----------

Cash flows from financing activities:
  Proceeds from revolving lines of credit and long-term debt        ---      77,404
  Payments on revolving lines of credit and long-term debt      (14,514)   (135,565)
  Issuances of 8% preference shares, net                        217,805         ---
  Issuances of ordinary shares                                      132         620
  Dividends paid on preference shares                            (2,873)       (187)
                                                               ---------  ----------

      Net cash provided (used) by financing activities          200,550     (57,728)
                                                               ---------  ----------

Effect of exchange rate changes on cash and equivalents              65        (122)
                                                               ---------  ----------
Net increase (decrease) in cash and equivalents                 186,759      (1,774)
Cash and equivalents at beginning of period                      19,122      13,451
                                                               ---------  ----------

Cash and equivalents at end of period                          $205,881   $  11,677
                                                               =========  ==========





     See accompanying Notes to Condensed Consolidated Financial Statements.

                     TRITON ENERGY LIMITED AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 1999
                                  (IN THOUSANDS)
                                   (UNAUDITED)




OWNER  SOURCES  OF  SHAREHOLDERS'  EQUITY:
  5%  PREFERENCE  SHARES:
  Balance at December 31, 1998                                $   7,214
  Conversion of 5% preference shares                                ---
                                                              ----------
  Balance at March 31, 1999                                       7,214
                                                              ----------
8% PREFERENCE SHARES:
  Balance at December 31, 1998                                  127,575
  Issuance of 3,177,500 shares at $70 per share                 222,425
                                                              ----------
  Balance at March 31, 1999                                     350,000
                                                              ----------
ORDINARY SHARES:
  Balance at December 31, 1998                                      366
  Issuances under stock plans                                         1
                                                              ----------
  Balance at March 31, 1999                                         367
                                                              ----------
ADDITIONAL PAID-IN CAPITAL:
  Balance at December 31, 1998                                  575,863
  Transaction costs for issuance of 8% preference shares         (4,620)
  Cash dividends, 5% preference shares                             (180)
  Other                                                             131
                                                              ----------
  Balance at March 31, 1999                                     571,194
                                                              ----------
TOTAL OWNER SOURCES OF SHAREHOLDERS' EQUITY                     928,775
                                                              ----------
NON-OWNER SOURCES OF SHAREHOLDERS' EQUITY:
ACCUMULATED DEFICIT:
  Balance at December 31, 1998                                 (485,085)
  Net earnings                                                    1,887
                                                              ----------
  Balance at March 31, 1999                                    (483,198)
                                                              ----------
ACCUMULATED OTHER NON-OWNER CHANGES IN SHAREHOLDERS' EQUITY:
  Balance at December 31, 1998                                   (2,126)
  Other non-owner changes in shareholders' equity                   ---
                                                              ----------
  Balance at March 31, 1999                                      (2,126)
                                                              ----------

TOTAL NON-OWNER SOURCES OF SHAREHOLDERS' EQUITY                (485,324)
                                                              ----------

TOTAL SHAREHOLDERS' EQUITY AT MARCH 31, 1999                  $ 443,451
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments of a normal recurring nature necessary to present fairly the Company's financial position as of March 31, 1999, and the results of its operations for the three months ended March 31, 1999 and 1998, its cash flows for the three months ended March 31, 1999 and 1998, and shareholders' equity for the three months ended March 31, 1999. The results for the three months ended March 31, 1999, are not necessarily indicative of the final results to be expected for the full year.

The condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements, which are included as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Certain other previously reported financial information has been reclassified to conform to the current period's presentation.

2.  8%  PREFERENCE  SHARES  ISSUANCE

In August 1998, the Company and HM4 Triton, L.P. ("HM4 Triton"), an affiliate of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse"), entered into a stock purchase agreement (the "Stock Purchase Agreement") that provided for a $350 million equity investment in the Company. The investment was effected in two stages. At the closing of the first stage in September 1998 (the "First Closing"), the Company issued to HM4 Triton 1,822,500 shares of 8% convertible preference shares ("8% Preference Shares") for $70 per share (for proceeds of $116.8 million, net of transaction costs). Pursuant to the Stock Purchase Agreement, the second stage was effected through a rights offering for 3,177,500 shares of 8% Preference Shares at $70 per share, with HM4 Triton being obligated to purchase any shares not subscribed. At the closing of the second stage, which occurred on January 4, 1999 (the "Second Closing"), the Company issued an additional 3,177,500 8% Preference Shares for proceeds totaling $217.8 million, net of closing costs (of which, HM4 Triton purchased 3,114,863 shares).

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

3.  SPECIAL  CHARGES

In July 1998, the Company commenced a plan to restructure the Company's operations, reduce overhead costs and substantially scale back exploration-related expenditures. The plan contemplated the closing of foreign offices in four countries, the elimination of approximately 105 positions, or 41% of the worldwide workforce, and the relinquishment or other disposal of several exploration licenses. As a result of the restructuring, the Company recognized special charges totaling $18.3 million during the third and fourth quarters of 1998. At March 31, 1999, all of the positions had been eliminated, three foreign offices had closed and nine licenses had been relinquished, sold or their commitments renegotiated. The Company expects to close the remaining office and dispose of five other licenses during 1999. Since July 1998, the Company has paid $8.3 million in severance, benefit continuation and outplacement costs. At March 31, 1999, the remaining liability related to the restructuring activities undertaken in 1998 was $5.8 million.

In March 1999, the Company accrued special charges of $1.2 million related to an additional 15% reduction in the number of employees resulting from the Company's continuing efforts to reduce costs. The special charges consisted of $1 million for severance, benefit continuation and outplacement costs and $.2 million related to the write-off of surplus fixed assets.

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

In conjunction with the sale of TPC, the Company entered into an equity swap with a creditworthy financial institution (the "Counterparty"). The equity swap has a notional amount of $97 million and requires the Company to make quarterly floating LIBOR-based payments on the notional amount to the Counterparty. In exchange, the Counterparty is required to make payments to the Company equivalent to 97% of the dividends TPC receives in respect of its equity interest in OCENSA. The equity swap is carried in the Company's financial statements at fair value during its term, which, as amended, will expire April 14, 2000. The value of the equity swap in the Company's financial statements is equal to the estimated fair value of the shares of OCENSA owned by TPC. Because there is no public market for the shares of OCENSA, the Company estimates their value using a discounted cash flow model applied to the distributions expected to be paid in respect of the OCENSA shares. The discount rate applied to the estimated cash flows from the OCENSA shares is based on a combination of current market rates of interest, a credit spread for OCENSA's debt, and a spread to reflect the preferred stock nature of the OCENSA shares. During the three months ended March 31, 1999, the Company recorded income of $.3 million in other income, net, related to the net payments received under and the change in the fair market value of the equity swap. Net payments made (or received) under the equity swap, and any fluctuations in the fair value of the equity swap, in future periods, will affect other income in such periods. There can be no assurance that changes in interest rates, or in other factors that affect the value of the OCENSA shares and/or the equity swap, will not have a material adverse effect on the carrying value of the equity swap.

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

5.  EARNINGS  PER  ORDINARY  SHARE

The following table reconciles the numerators and denominators of the basic and diluted earnings per ordinary share computation for earnings from continuing operations for the three months ended March 31, 1999 and 1998.

                                               INCOME                 SHARES              PER-SHARE
                                             (NUMERATOR)           (DENOMINATOR)           AMOUNT
                                             -----------           -------------          ---------
THREE MONTHS ENDED MARCH 31, 1999:

Net earnings                                 $    1,887
Less: 5% Preference Share dividends                (180)
                                             -----------

Earnings available to ordinary shareholders       1,707
Basic earnings per ordinary share                                       36,663            $   0.05
                                                                                          =========
Effect of dilutive securities:
8% Preference Shares                                                    19,576
                                             ------------          -------------
Earnings available to ordinary shareholders
      and assumed conversions                $    1,707
                                             ===========
  Diluted earnings per ordinary share                                   56,239            $   0.03
                                                                   =============          =========

THREE  MONTHS  ENDED  MARCH  31,  1998:



Net earnings                                 $   42,912
Less: 5% Preference Share dividends                (187)
                                             -----------

Earnings available to ordinary shareholders      42,725
Basic earnings per ordinary share                                       36,566            $   1.17
                                                                   =============          =========
Effect of dilutive securities:
Stock options                                      ---                     119
Convertible debentures                             ---                      29
5% Preference Shares                               187                     218
                                             -----------           -------------
Earnings available to ordinary shareholders
     and assumed conversions                 $  42,912
                                             ===========
 Diluted earnings per ordinary share                                    36,932            $   1.16
                                                                   =============          =========


6.  COMMITMENTS  AND  CONTINGENCIES


In January 1999, the Company approved a capital spending program for the year ending December 31, 1999, of approximately $117 million, excluding capitalized interest, of which approximately $83 million related to the Cusiana and Cupiagua fields (the "Fields"), and $34 million related to the Company's exploration activities in other parts of the world.

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

GUARANTEES

At March 31, 1999, the Company had guaranteed loans of approximately $1.4 million for a Colombian pipeline company in which the Company has an ownership interest. The Company also guaranteed performance of $21.6 million in future exploration expenditures in various countries. These commitments are backed primarily by unsecured letters of credit.

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

CERTAIN  FACTORS  RELATING  TO  THE  OIL  AND  GAS  INDUSTRY

The Company follows the full cost method of accounting for exploration and development of oil and gas reserves whereby all acquisition, exploration and development costs are capitalized. Costs related to acquisition, holding and initial exploration of licenses in countries with no proved reserves are initially capitalized, including internal costs directly identified with acquisition, exploration and development activities. The Company's exploration licenses are periodically assessed for impairment on a country-by-country basis. If the Company's investment in exploration licenses within a country where no proved reserves are assigned is deemed to be impaired, the licenses are written down to estimated recoverable value. If the Company abandons all acquisition and exploration efforts in a country where no proved reserves are assigned, all exploration costs associated with the country are expensed. The Company's assessments of whether its investment within a country is impaired and whether acquisition and exploration activities within a country will be abandoned are made from time to time based on its review and assessment of drilling results, seismic data and other information it deems relevant. Due to the unpredictable nature of exploration drilling activities, the amount and timing of impairment expense are difficult to predict with any certainty. Financial information concerning the Company's assets at December 31, 1998, including capitalized costs by geographic area, is set forth in note 22 of Notes to Consolidated
Financial Statements in Triton's Annual Report on Form 10-K for the year ended December 31, 1998.

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

The Company's oil and gas business is also subject to all of the operating risks normally associated with the exploration for and production of oil and gas, including, without limitation, blowouts, explosions, uncontrollable flows of oil, gas or well fluids, pollution, earthquakes, formations with abnormal pressures, labor disruptions and fires, each of which could result in substantial losses to the Company due to injury or loss of life and damage to or destruction of oil and gas wells, formations, production facilities or other properties. In accordance with customary industry practices, the Company maintains insurance coverage limiting financial loss resulting from certain of these operating hazards. Losses and liabilities arising from uninsured or underinsured events would reduce revenues and increase costs to the Company. There can be no assurance that any insurance will be adequate to cover losses or liabilities. The Company cannot predict the continued availability of insurance, or its availability at premium levels that justify its purchase.

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

The Company is subject to extensive environmental laws and regulations. These laws regulate the discharge of oil, gas or other materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of such materials at various sites. In addition, the Company could be held liable for environmental damages caused by previous owners of its properties or its predecessors. The Company does not believe that its environmental risks are materially different from those of comparable companies in the oil and gas industry. Nevertheless, no assurance can be given that environmental laws and regulations will not, in the future, adversely affect the Company's consolidated results of operations, cash flows or financial position. Pollution and similar environmental risks generally are not fully insurable.

CERTAIN  FACTORS  RELATING  TO  INTERNATIONAL  OPERATIONS

The Company derives substantially all of its consolidated revenues from international operations. Risks inherent in international operations include the risk of expropriation, nationalization, war, revolution, border disputes, renegotiation or modification of existing contracts, import, export and transportation regulations and tariffs; taxation policies, including royalty and tax increases and retroactive tax claims; exchange controls, currency fluctuations and other uncertainties arising out of foreign government sovereignty over the Company's international operations; laws and policies of the Untied States affecting foreign trade, taxation and investment; and the possibility of having to be subject to the exclusive jurisdiction of foreign courts in connection with legal disputes and the possible inability to subject foreign persons to the jurisdiction of courts in the United States. To date, the Company's international operations have not been materially affected by these risks.

CERTAIN  FACTORS  RELATING  TO  COLOMBIA

The Company is a participant in significant oil and gas discoveries in the Fields, located approximately 160 kilometers (100 miles) northeast of Colombia. Development of reserves in the Fields is ongoing and will require additional drilling. Pipelines connect the major producing fields in Colombia to export facilities and to refineries.

From time to time, guerrilla activity in Colombia has disrupted the operation of oil and gas projects causing increased costs. Such activity increased over the last few years, causing delays in the development of the Cupiagua Field. Although the Colombian government, the Company and its partners have taken steps to maintain security and favorable relations with the local population, there can be no assurance that attempts to reduce or prevent guerrilla activity will be successful or that guerrilla activity will not disrupt operations in the future.

Colombia is among several nations whose progress in stemming the production and transit of illegal drugs is subject to annual certification by the President of the United States. In March 1999, the President of the United States announced that Colombia would be certified. There can be no assurance that, in the future, Colombia will receive certification or a national interest waiver. The consequences of the failure to receive certification or a national interest waiver generally include the following: all bilateral aid, except anti-narcotics and humanitarian aid, would be suspended; the Export-Import Bank of the United States and the Overseas Private Investment Corporation would not approve financing for new projects in Colombia; U.S. representatives at multilateral lending institutions would be required to vote against all loan requests from Colombia, although such votes would not constitute vetoes; and the President of the United States and Congress would retain the right to apply future trade sanctions. Each of these consequences could result in adverse economic consequences in Colombia and could further heighten the political and economic risks associated with the Company's operations in Colombia. Any changes in the holders of significant government offices could have adverse consequences on the Company's relationship with the Colombian national oil company and the Colombian government's ability to control guerrilla activities and could exacerbate the factors relating to foreign operations discussed above.

CERTAIN  FACTORS  RELATING  TO  MALAYSIA-THAILAND

The Company is a partner in a significant gas exploration project located in the Gulf of Thailand approximately 450 kilometers northeast of Kuala Lumpur and 750 kilometers south of Bangkok as a contractor under a production-sharing contract covering Block A-18 of the Malaysia-Thailand Joint Development Area. Development of gas production is in the planning stages, but is expected to take several years and require the drilling of additional wells and the installation of production facilities. Pipelines also will be required to be connected between Block A-18 and ultimate markets. The terms under which any gas produced from the Company's contract area in Malaysia-Thailand is sold may be affected adversely by the present monopoly, gas-purchase and transportation conditions in both Malaysia and Thailand. In connection with the sale to a subsidiary of ARCO of one-half of the shares of the Company's subsidiary that held its interest in Block A-18, ARCO agreed to pay the future exploration and development costs attributable to the Company's and ARCO's collective interest in Block A-18, up to $377 million or until first production from a gas field, at which time the Company and ARCO would each pay 50% of such costs.

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

POSSIBLE  FUTURE  ACQUISITIONS

The Company's strategy includes the possible acquisition of additional reserves, including through possible future business combination transactions. There can be no assurance as to the terms upon which any such acquisitions would be consummated or as to the affect any such transactions would have on the Company's financial condition or results of operations. Such acquisitions, if any, could involve the issuance of the Company's equity securities, which could have a dilutive effect on the current shareholders. Furthermore, any such acquisitions could require substantial financial expenditures that would need to be financed through cash on hand, cash flow from operations or the issuance of debt or equity securities. The Company may not be able to acquire companies or oil and gas properties using its equity as currency. In the case of cash acquisitions, the Company may not be able to generate sufficient cash flow from operations or obtain debt or equity financing sufficient to fund future acquisitions of reserves.

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

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION  AND  RESULTS  OF  OPERATIONS


                       LIQUIDITY AND CAPITAL REQUIREMENTS
                       ----------------------------------

     Cash and cash equivalents totaled $205.9 million and $19.1 million at March 31, 1999, and December 31, 1998, respectively. Working capital (deficit) was $181.3 million at March 31, 1999, compared with ($21.4 million) at December 31, 1998. Current liabilities included deferred income totaling $35.3 million at March 31, 1999 and at December 31, 1998 related to a forward oil sale consummated in 1995. In April 1999, the Company received substantially all of the remaining proceeds (approximately $30 million) from the forward oil sale in May 1995, which was included in other receivables at March 31, 1999.





    The following summary table reflects cash flows for the Company for the three months ended March 31, 1999 (in thousands):

Net cash provided (used) by operating activities   $ 14,046
Net cash provided (used) by investing activities   $(27,902)
Net cash provided (used) by financing activities   $200,550




   Operating Activities
   --------------------


      The Company's cash flows provided by operating activities for the three months ended March 31, 1999, benefited from increased production from the Cusiana and Cupiagua fields (the "Fields") in Colombia. Gross production from the Fields averaged 435,000 barrels of oil per day ("BOPD") during the first three months of 1999, compared with 301,000 BOPD during the first three months of 1998. The increased production was partially offset by a lower average realized oil price. See "Results of Operations."

   Investing  Activities
   ---------------------

      The Company's capital expenditures and other capital investments were $29 million ($25.6 million excluding capitalized interest) for the three months ended March 31, 1999, primarily for development of the Fields.

   Financing  Activities
   ---------------------

      In August 1998, the Company and HM4 Triton, L.P. ("HM4 Triton"), an affiliate of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse"), entered into a stock purchase agreement (the "Stock Purchase Agreement") that provided for a $350 million equity investment in the Company. The investment was effected in two stages. At the closing of the first stage in September 1998 (the "First Closing"), the Company issued to HM4 Triton 1,822,500 shares of 8% convertible preference shares ("8% Preference Shares") for $70 per share (for proceeds of $116.8 million, net of transaction costs). Pursuant to the Stock Purchase Agreement, the second stage was effected through a rights offering for 3,177,500 shares of 8% Preference Shares at $70 per share, with HM4 Triton being obligated to purchase any shares not subscribed. At the closing of the second stage, which occurred on January 4, 1999 (the "Second Closing"), the Company issued an additional 3,177,500 8% Preference Shares for proceeds totaling $217.8 million, net of closing costs (of which, HM4 Triton purchased 3,114,863 shares).

     Each 8% Preference Share is convertible at any time at the option of the holder into four ordinary shares of the Company (subject to certain antidilution protections). Holders of 8% Preference Shares are entitled to receive, when and if declared by the Board of Directors, cumulative dividends at a rate per annum equal to 8% of the liquidation preference of $70 per share, payable for each semi-annual period ending June 30 and December 30 of each year. At the Company's option, dividends may be paid in cash or by the issuance of additional whole shares of 8% Preference Shares. If a dividend is to be paid in additional shares, the number of additional shares to be issued in payment of the dividend will be determined by dividing the amount of the dividend by $70, with amounts in respect of any fractional shares to be paid in cash. The first dividend period will be the period from January 4, 1999, to June 30, 1999. As of the date hereof, the Company's Board of Directors had not made a final determination as to whether to pay the dividend for that period in cash or additional shares. The Board's determination will depend on a number of factors, including the Company's cash balances and projected cash needs, the market price of the Company's ordinary shares in relation to the conversion price of the 8%
preference shares, the potential dilutive effect of issuing additional 8% preference shares and other factors. The Company expects that the record date for the dividend will be June 18, 1999 and the payment date will be June 30. The declaration of a dividend in cash or additional shares for any period should not be considered an indication as to whether the Board will declare dividends in cash or additional shares in future periods.

      During the three months ended March 31, 1999, the Company repaid borrowings totaling $14.5 million, including $10 million under unsecured credit facilities that were outstanding at December 31, 1998.

   Future  Capital  Needs
   ----------------------

     Development of the Fields, including drilling and construction of ancillary production enhancement facilities, will require further capital outlays. In January 1999, the Company approved a capital spending program for the year ending December 31, 1999, of approximately $117 million, excluding capitalized interest, of which approximately $83 million related to the Fields ($21.6 million incurred through March 31), and $34 million related to the Company's exploration activities in other parts of the world ($4 million incurred through March 31). The Company is continuing its efforts to reduce exploration related capital expenditures and anticipates the final exploration related capital expenditures will be lower than plan for the year.

     The Company expects to fund its capital requirements for 1999 with cash flow from operations and cash. In connection with the sale to ARCO of one-half of the shares through which the Company owned its interest in Block A-18 of the Malaysia-Thailand Joint Development Area in August 1998, ARCO agreed to pay the future exploration and development costs attributable to the Company's and ARCO's collective interest in Block A-18, up to $377 million or until first production from a gas field.

     In April 1999, the Company's Board of Directors authorized a share repurchase program enabling the Company to repurchase up to ten percent of the Company's 36.7 million outstanding ordinary shares. Purchases of ordinary shares by the Company began in April and may be made from time to time in the open market or through privately negotiated transactions at prevailing market prices depending on market conditions. The Company has no obligation to repurchase any of its outstanding shares and may discontinue the share repurchase program at management's discretion.
As of May 11, 1999, the Company had repurchased a total of 287,100 ordinary shares.

     In conjunction with the sale of TPC to an unrelated third party (the "Purchaser") in February 1998, the Company entered into a five year equity swap with a creditworthy financial institution (the "Counterparty"). The issuance to HM4 Triton of the 8% Preference Shares resulted in the right of the Counterparty to terminate the equity swap prior to the end of its five year term. In January 1999, the Counterparty exercised its right and designated April 2000 as the termination date of the equity swap. Upon the expiration of the equity swap in April 2000, the Company expects that the Purchaser will sell the TPC shares. Under the terms of the equity swap with the Counterparty, upon any sale by the Purchaser of the TPC shares, the Company will receive from the Counterparty, or pay to the Counterparty, an amount equal to the excess or deficiency, as applicable, of the difference between 97% of the net proceeds from the Purchaser's sale of the TPC shares and the notional amount of $97 million. There can be no assurance that the value the Purchaser may realize in any sale of the TPC shares will equal the value of the shares estimated by the Company for purposes of valuing the equity swap. The Company has no right or obligation to repurchase the TPC shares at any time, but the Company is not prohibited from offering to purchase the shares if the Purchaser offers to sell them. See "- Results of Operations - Other Income and Expenses" below, note 4 of Notes to Condensed Consolidated Financial Statements, and "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in Triton's Annual Report on Form 10-K for the year ended December 31, 1998.


                              RESULTS OF OPERATIONS
                              ---------------------

Sales volumes and average prices realized were as follows:

                                                THREE MONTHS ENDED
                                                  MARCH 31, 1999,
                                                ------------------
                                                   1999      1998
                                                 ------     ------
Sales volumes:
Oil (MBbls), excluding forward oil sale           3,206      1,896
Forward oil sale (MBbls delivered)                  762        762
                                                 ------     ------
                                                  3,968      2,658
                                                 ======     ======
Gas (MMcf)                                          101        165

Weighted average price realized:
Oil (per Bbl)                                   $ 12.37     $13.55
Gas (per Mcf)                                   $  0.86     $ 0.99



                    THREE MONTHS ENDED MARCH 31, 1999,
               COMPARED WITH THREE MONTHS ENDED MARCH 31, 1998

  Oil and Gas Sales
  -----------------


     Oil and gas sales for the first quarter of 1999 totaled $49.2 million, a 36% increase from the first quarter of 1998, due to higher production which was partially offset by lower average realized oil prices. Oil production, including production related to barrels delivered under the forward oil sale, increased 49% in first quarter 1999, compared to the prior-year quarter, resulting in an increase in revenues of $17.8 million. Gross production from the Fields averaged 435,000 BOPD for the first quarter 1999, compared to 301,000 BOPD for the prior-year quarter. The increased production was primarily due to the start-up in late 1998 of two 100,000 BOPD oil-production units at the Cupiagua central processing facility. The average realized oil price decreased $1.18 per barrel, or 9%, resulting in a decrease in revenues of $4.7 million compared to the same period in 1998. The lower average realized oil price resulted from a decrease in the 1999 average West Texas Intermediate ("WTI") oil price, compared with the prior-year quarter.

     In the latter half of March 1999, oil prices began to rise. As a result of the increased prices, the Company has hedged its WTI price on a significant portion of its remaining projected 1999 oil production. See Item 3. "Quantitative and Qualitative Disclosures about Market Risk".

  Costs  and  Expenses
  --------------------

     Operating expenses increased $3.3 million in 1999, and depreciation, depletion and amortization increased $3.3 million, primarily due to higher production volumes, including barrels delivered under the forward oil sale. The Company pays lifting costs, production taxes and transportation costs to the Colombian port of Covenas for barrels to be delivered under the forward oil sale.

     The Company's operating costs per equivalent-barrel, which include field operating expenses, pipeline tariffs and production taxes, were $5.04 and $5.99 in 1999 and 1998, respectively. Operating expenses on a per equivalent-barrel basis were lower primarily due to higher production volumes. OCENSA pipeline tariffs totaled $13.1 million or $3.50 per barrel, and $10.1 million or $3.90 per barrel in 1999 and 1998, respectively. OCENSA imposes a tariff on shippers from the Fields (the "Initial Shippers"), which is estimated to recoup: the total capital cost of the project over a 15-year period; its operating expenses, which include all Colombian taxes; interest expense; and the dividend to be paid by OCENSA to its shareholders. Any shippers of crude oil who are not Initial Shippers are assessed a premium tariff on a per-barrel basis, and OCENSA will use revenues from such tariffs to reduce the Initial Shippers' tariff.

     General and administrative expense before capitalization decreased $7.1 million, or 50%, to $7 million in 1999. Capitalized general and administrative costs were $2.1 million and $6.4 million in 1999 and 1998, respectively. General and administrative expenses, and the portion capitalized, decreased as a result of restructuring activities undertaken during the second half of 1998.

     In July 1998, the Company commenced a plan to restructure the Company's operations, reduce overhead costs and substantially scale back exploration-related expenditures. The plan contemplated the closing of foreign offices in four countries, the elimination of approximately 105 positions, or 41% of the worldwide workforce, and the relinquishment or other disposal of several exploration licenses. As a result of the restructuring, the Company recognized special charges totaling $18.3 million during the third and fourth quarters of 1998. At March 31, 1999, all of the positions had been eliminated, three foreign offices had closed and nine licenses had been relinquished, sold or their commitments renegotiated. The Company expects to close the remaining office and dispose of five other licenses during 1999. Since July 1998, the Company has paid $8.3 million in severance, benefit continuation and outplacement costs. At March 31, 1999, the remaining liability related to the restructuring activities undertaken in 1998 was $5.8 million.

     In March 1999, the Company accrued special charges of $1.2 million related to an additional 15% reduction in the number of employees resulting from the Company's continuing efforts to reduce costs. The special charges consisted of $1 million for severance, benefit continuation and outplacement costs and $.2 million related to the write-off of surplus fixed assets.

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

     Gross interest expense for 1999 and 1998 totaled $9.4 million and $12.3, respectively, while capitalized interest for 1999 decreased $3.7 million to $3.4 million. The decrease in gross interest expense is due to lower outstanding borrowings resulting from the repayment of primarily all outstanding borrowings under bank credit facilities in the third quarter of 1998. Capitalized interest decreased primarily due to the writedown of unevaluated property totaling $73.9 million in June 1998 and a sale of 50% of the Company's Block A-18 project in August 1998.

     Other income, net included a foreign exchange gain (loss) of ($.4 million) and $1.8 million in 1999 and 1998, respectively, primarily related to noncash adjustments to deferred tax liabilities in Colombia associated with the change in valuation of the Colombian peso versus the U.S. dollar. During 1999, the Company recorded an unrealized gain of $.8 million, representing the change in the fair value of the call options purchased in anticipation of a forward oil sale. In addition, during 1999 and 1998, the Company recorded income (expense) of $.3 million and ($.8 million), respectively, in other income, net, related to the net payments received (made) under and the change in the fair value of the equity swap entered into in conjunction with the sale of TPC. Net payments made (or received) under the equity swap, and any fluctuations in the fair values of the call options and the equity swap, in future periods will affect other income in such periods. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in Triton's Annual Report on Form 10-K for the year ended December 31, 1998.

  Income  Taxes
  -------------

     The income tax provisions for 1999 and 1998 included deferred tax expense of $2.7 million and $4.1 million, respectively. Current taxes related to the Company's Colombian operations totaled $1.6 million and $1 million in 1999 and 1998, respectively.

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

     The Company has completed its assessment of Year 2000 readiness of its internal computerized systems and has made substantial progress toward installing upgrades to its off-the-shelf financial and operational software applications, hardware and telecommunications equipment. The Company expects that such remediation procedures will be completed by the second quarter of 1999. The last phase will include testing of newly upgraded systems to ensure compliance with Year 2000 date recognition and the development of contingency plans. The Company expects to complete this last phase by the third quarter of 1999.

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

     The Company does not believe that the costs to resolve any Year 2000 issues will be material. To date, the Company has incurred approximately $200,000 on Year 2000 matters and it expects that the total cost, primarily consulting fees, will not exceed $500,000.

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

               Certain Factors That Could Affect Future Operations
               ---------------------------------------------------


     Certain information contained in this report, as well as written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise, may be deemed to be "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and are subject to the "Safe Harbor" provisions of that section. Forward-looking statements include statements concerning the Company's and management's plans, objectives, goals, strategies and future operations and performance and the assumptions underlying such forward-looking statements. Forward-looking statements may be identified, without limitation, by the use of the words "anticipates," "estimates," "expects," "believes," "intends," "plans" and similar expressions. These statements include information regarding drilling schedules; expected or planned production capacity; the closing of branch offices; future production of the Fields; the negotiation of a gas-sales contract, completion of development and commencement of production in Malaysia-Thailand; the Company's capital budget and future capital requirements; the Company's meeting its future capital needs; future general and administrative expense and the portion to be capitalized; future interest expense and the portion to be capitalized; the Company's realization of its deferred tax asset; the level of future expenditures for environmental costs; the outcome of regulatory and litigation matters; the impact of Year 2000 issues; the estimated fair value of derivative instruments, including the equity swap; and proven oil and gas reserves and discounted future net cash flows therefrom. These statements are based on current expectations and involve a number of risks and uncertainties, including those described in the context of such forward-looking statements, and in notes of Notes to Condensed Consolidated Financial Statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to these and other factors.


ITEM  3.     QUALITATIVE  AND  QUANTITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

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

     With respect to the sale of oil to be produced by the Company, the Company has entered into an oil price collar with a creditworthy counterparty to establish a weighted average minimum WTI benchmark price of $14.25 per barrel and a maximum of $15.40 per barrel on 300,000 barrels per month during the period from April through December 1999, for an aggregate of 2.7 million barrels. As a result, to the extent the average monthly WTI price exceeds $15.40, the Company will pay the counterparty the difference between the average monthly WTI price and $15.40, and to the extent that the average monthly WTI price is below $14.25, the counterparty will pay the Company the difference between the average monthly WTI price and $14.25. In addition, the Company established a weighted average WTI fixed price of $16.76 for an aggregate of 2 million barrels of production during the period from April through December 1999, under its marketing agreement with a third party.

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



     3.1   Memorandum  of  Association.  (1)
     3.2   Articles  of  Association.  (1)
     4.1   Specimen Share Certificate of Ordinary Shares, $.01 par value, of  the  Company.  (2)
     4.2   Rights  Agreement  dated  as of March 25, 1996, between Triton and  The  Chase Manhattan Bank, as Rights Agent, including, as Exhibit
           A thereto, Resolutions establishing  the  Junior  Preference  Shares. (1)
     4.3   Resolutions  Authorizing  the  Company's  5%  Convertible
           Preference  Shares.  (3)
     4.4   Amendment  No.  1  to  Rights  Agreement dated as of August 2,
           1996,  between  Triton Energy Limited and The Chase Manhattan Bank, as
           Rights Agent. (4)
     4.5   Amendment  No.  2  to  Rights Agreement dated as of August 30,
           1998,  between  Triton Energy Limited and The Chase Manhattan Bank, as
           Rights Agent. (5)
     4.6   Unanimous  Written  Consent  of  the  Board  of  Directors authorizing a  Series  of Preference  Shares.  (6)
     4.7   Amendment  No.  3  to  Rights Agreement dated as of January 5,
           1999,  between  Triton Energy Limited and The Chase Manhattan Bank, as
           Rights Agent. (7)
     10.1  Amended  and  Restated  Retirement  Income  Plan.  (8)
     10.2  Amendment to the Retirement Income Plan dated August 1, 1998. (9)
     10.3  Amendment  to  Amended  and  Restated  Retirement Income Plan dated
           December  31,  1996.  (10)
     10.4  Amended and Restated Supplemental Executive Retirement Income Plan. (11)
     10.5  1981  Employee  Non-Qualified  Stock  Option  Plan.  (12)
     10.6  Amendment  No. 1 to the 1981 Employee Non-Qualified Stock Option Plan. (13)
     10.7  Amendment  No.  2  to  the  1981 Employee Non-Qualified Stock
           Option  Plan.  (12)
     10.8  Amendment  No. 3 to the 1981 Employee Non-Qualified Stock Option Plan. (8)
     10.9  1985  Stock  Option  Plan.  (14)
     10.10 Amendment  No.  1  to  the  1985  Stock  Option  Plan.  (12)
     10.11 Amendment  No.  2  to  the  1985  Stock  Option  Plan.  (8)
     10.12 Amended  and  Restated  1986 Convertible Debenture Plan. (8)
     10.13 1988  Stock  Appreciation  Rights  Plan.  (15)
     10.14 1989  Stock  Option  Plan.  (16)
     10.15 Amendment  No.  1  to  1989  Stock  Option  Plan.  (12)
     10.16 Amendment  No.  2  to  1989  Stock  Option  Plan.  (8)
     10.17 Second  Amended  and  Restated  1992  Stock Option Plan.(17)
     10.18 Form  of  Amended  and  Restated  Employment Agreement with
           Triton  Energy  Limited and  certain  officers.  (11)
     10.19 Amended  and  Restated  Employment  Agreement  among  Triton
           Energy  Limited,  Triton Exploration  Services,  Inc.  and  Robert
           B.  Holland,  III. (6)
     10.20 Form  of  Amended  and  Restated  Employment Agreement among
           Triton  Energy  Limited, Triton  Exploration  Services, Inc. and each of Peter Rugg and Al E.  Turner.  (6)
     10.21 Letter  Agreement  among  Triton  Energy  Limited,  Triton
           Exploration  Services,  Inc. and  Robert  B.  Holland,  III  dated  December
           17,  1998.  (27)
     10.22 Letter  Agreement  among  Triton  Energy  Limited,  Triton Exploration
           Services,  Inc. and  Peter  Rugg  dated  December  10,  1998.  (27)
     10.23 Form of Bonus Agreement between Triton Exploration Services, Inc.  and each  of Al  E.  Turner, Robert B. Holland, III, and Peter Rugg dated July
           15,  1998.  (27)
     10.24 Amended  and  Restated  1985  Restricted  Stock  Plan.  (8)
     10.25 First Amendment to Amended and Restated 1985 Restricted Stock Plan. (18)
     10.26 Second Amendment to Amended and Restated 1985 Restricted Stock Plan. (17)
     10.27 Executive  Life  Insurance  Plan.  (19)
     10.28 Long  Term  Disability  Income  Plan.  (19)
     10.29 Amended  and  Restated  Retirement  Plan for Directors. (14)
     10.30 Contract  for  Exploration  and Exploitation for Santiago de Atalayas I
           with  an  effective date  of July 1, 1982, between Triton Colombia, Inc., and Empresa Colombiana De  Petroleos.  (14)
     10.31 Contract for Exploration and Exploitation for Tauramena with an effective date  of  July 4, 1988, between Triton Colombia, Inc., and Empresa Colombiana
           De Petroleos.  (14)
     10.32 Summary  of  Assignment  legalized  by Public Instrument No. 1255  dated
           September  15, 1987  (Assignment  is  in  Spanish  language).  (15)
     10.33 Summary  of  Assignment  legalized  by Public Instrument No. 1602  dated
           June  11,  1990 (Assignment  is  in  Spanish  language).  (15)
     10.34 Summary  of  Assignment  legalized  by Public Instrument No. 2586  dated
           September  9, 1992  (Assignment  is  in  Spanish  language).  (15)
     10.35 401(K)  Savings  Plan.  (8)
     10.36 Amendment  to  the 401(k) Savings Plan dated August 1, 1998. (9)
     10.37 Amendment  to  401(k)  Savings Plan dated December 31, 1996. (10)
     10.38 Contract  between  Malaysia-Thailand and Joint Authority and Petronas
           Carigali SDN.BHD.  and  Triton  Oil  Company  of  Thailand  relating  to
           Exploration  and  Production  of  Petroleum  for Malaysia-Thailand Joint
           Development Area Block A-18.  (20)
     10.39 Triton  Crude  Purchase  Agreement  between Triton Colombia, Inc.  and  Oil
           Co.,  LTD. dated  May  25,  1995.  (21)
     10.40 Credit  Agreement among Triton Colombia, Inc., Triton Energy Corporation,
           NationsBank,  N.A.  (Carolinas)  and  Export-Import  Bank  of the
           United  States.  (18)
     10.41 Amendment  No.  1 to Credit Agreement among Triton Colombia, Inc.,  Triton
           Energy Corporation, NationsBank, N.A. (Carolinas) and Export-Import Bank
           of  the  United States.  (18)
     10.42 Amendment  No. 2 to Credit Agreement among Triton Colombia, Inc.,  Triton
           Energy Corporation, NationsBank, N.A. (Carolinas) and Export-Import Bank
           of  the  United     States.  (17)
     10.43 Amendment  No.  3 to Credit Agreement among Triton Colombia, Inc.,  Triton
           Energy Corporation, NationsBank, N.A. (Carolinas) and Export-Import Bank
           of  the  United States.  (10)
     10.44 Form  of Indemnity Agreement entered into with each director and  officer of  the Company.  (6)
     10.45  Description  of  Performance Goals for Executive  Bonus Compensation. (22)
     10.46  Stock  Purchase  Agreement  dated September 2, 1997, between The  Strategic
            Transaction Company and Triton International Petroleum, Inc. (11)
     10.47  Fourth  Amendment to Stock Purchase Agreement dated February 2,  1998, between The  Strategic  Transaction  Company  and  Triton  International
            Petroleum,  Inc.  (11)
     10.48  Amended  and  Restated  1997  Share  Compensation Plan. (27)
     10.49  First  Amendment to Amended and Restated Retirement Plan for Directors. (11)
     10.50  First Amendment to Second Amended and Restated 1992 Stock Option Plan. (23)
     10.51  Second Amendment to Second Amended and Restated 1992 Stock Option Plan. (11)
     10.52  Amended  and Restated Indenture dated July 25, 1997, between Triton  Energy
            Limited  and  The  Chase  Manhattan  Bank.  (24)
     10.53  Amended and Restated First Supplemental Indenture dated July 25,  1997,
            Between  Triton  Energy  Limited  and  The  Chase  Manhattan Bank
            relating to  the  8  3/4%  Senior  Notes  due  2002.  (24)
     10.54  Amended  and  Restated  Second  Supplemental Indenture dated July  25,
            1997, Between  Triton  Energy  Limited  and  The  Chase  Manhattan Bank
            relating to  the  9  1/4%  Senior  Notes  due  2005.  (24)
     10.55  Share  Purchase  Agreement dated July 17, 1998 ,among Triton Energy  Limited,
            Triton Asia  Holdings,  Inc.,  Atlantic  Richfield  Company and ARCO JDA
            Limited.  (9)
     10.56  Shareholders  Agreement  dated  August 3, 1998, among Triton Energy  Limited,
            Triton Asia  Holdings,  Inc.,  Atlantic  Richfield Company, and ARCO JDA
            Limited.  (9)
     10.57  Stock  Purchase  Agreement  dated  as  of  August  31, 1998, between  Triton
            Energy Limited  and  HM4  Triton,  L.P.  (6)
     10.58  Shareholders  Agreement  dated  as  of  September  30, 1998, between  Triton
            Energy Limited  and  HM4  Triton,  L.P.  (6)
     10.59  Financial Advisory Agreement dated as of September 30, 1998, between  Triton
            Energy Limited  and  Hicks,  Muse  &  Co.  Partners,  L.P.  (6)
     10.60  Monitoring and Oversight Agreement dated as of September 30, 1998,  between
            Triton Energy  Limited  and  Hicks,  Muse  &  Co.  Partners,  L.P.  (6)
     10.61  Severance  Agreement  dated  as  of  July  15, 1998, between Thomas  G.  Finck and  Triton Energy  Limited.  (6)
     10.62  Severance  Agreement  dated  April 9, 1999, made and entered into  by  and among  Triton Energy Limited, Triton Exploration Services, Inc. and Peter Rugg.
            (28)
     10.63  Consulting  and  Non-Compete  Agreement dated April 9, 1999, made  and  entered into By  and between Triton Exploration Services, Inc. and Peter Rugg. (28)
     10.64  Third  Amendment  to  Amended  and  Restated 1985 Restricted Stock  Plan.  (28)
     12.1   Computation  of  Ratio  of  Earnings  to  Fixed Charges. (28)
     12.2   Computation  of  Ratio  of Earnings to Combined Fixed Charges and  Preference
            Dividends.  (28)
     27.1   Financial  Data  Schedule.  (28)
     99.1   Heads  of  Agreement for the Supply of Gas from Block A-18 of the
            Malaysia-Thailand  Joint  Development  Area.  (10)
     99.2   Rio  Chitamena  Association  Contract.  (25)
     99.2   Rio  Chitamena  Purchase  and  Sale  Agreement.  (25)
     99.3   Integral  Plan  -  Cusiana  Oil  Structure.  (25)
     99.4   Letter  Agreements  with  co-investor  in  Colombia.  (25)
     99.5   Colombia  Pipeline  Memorandum  of  Understanding.  (25)
     99.6   Amended  and  Restated Oleoducto Central S.A. Agreement dated as  of  March  31,
            1995.  (26)

--------------------------------
     (1)  Previously filed as an exhibit to the Company's Registration Statement on Form S-3
          (No 333-08005) and incorporated herein by reference.
     (2)  Previously filed as an exhibit to the Company's Registration Statement on Form 8-A dated March 25, 1996, and incorporated herein by reference.
     (3)  Previously filed as an exhibit to the Company's and Triton Energy Corporation's
          Registration Statement on Form S-4 (No. 333-923) and incorporated herein by reference.
     (4)  Previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A
          (Amendment No. 1) dated August 14, 1996, and incorporated herein by reference.
     (5)  Previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A
          (Amendment No. 2) dated October 2, 1998, and incorporated herein by reference.

     (6)  Previously  filed as an exhibit to Triton Energy Corporation's Quarterly Report on
          Form 10-Q for the  quarter  ended  September  30,  1998,  and  incorporated  herein by  reference.
     (7)  Previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A
          (Amendment No. 3) dated January 31, 1999, and incorporated herein by reference.
     (8)  Previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form
          10-Q for the quarter ended November 30, 1993, and incorporated by reference herein.
     (9)  Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
          quarter ended June 30, 1998, and incorporated herein by reference.
     (10) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
          quarter ended March 31, 1998, and incorporated herein by reference.
     (11) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.
     (12) Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
          10-K for the fiscal year ended May 31, 1992 ,and incorporated herein by reference.
     (13) Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
          10-K for the fiscal year ended May 31, 1989, and incorporated by reference herein.
     (14) Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
          10-K for the fiscal year ended May 31, 1990, and incorporated herein by reference.
     (15) Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
          10-K for the fiscal year ended May 31, 1993, and incorporated by reference herein.
     (16) Previously  filed  as an exhibit to Triton Energy Corporation's Quarterly Report on
          Form 10-Q for  the  quarter  ended  November  30,  1988,  and  incorporated  herein by reference.
     (17) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and incorporated herein by reference.
     (18) Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
          10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.
     (19) Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
          10-K for the fiscal year ended May 31, 1991, and incorporated herein by reference.
     (20) Previously filed as an exhibit to Triton Energy Corporation's current report on Form
          8-K dated April 21, 1994, and incorporated by reference herein.
     (21) Previously filed as an exhibit to Triton Energy Corporation's Current Report on Form
          8-K dated May 26, 1995, and incorporated herein by reference.
     (22) Previously filed as an exhibit to the Company's Annual Report on Form
          10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.
     (23) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
          quarter ended March 31, 1997, and incorporated herein by reference.
     (24) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
          quarter ended June 30, 1997, and incorporated herein by reference.
     (25) Previously filed as an exhibit to Triton Energy Corporation's current report on Form
          8-K/A dated July 15, 1994, and incorporated by reference herein.
     (26) Previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form
          10-Q for the quarter ended June 30, 1995, and incorporated herein by reference.
     (27) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference
     (28) Filed herewith.




(b)     Reports  on  Form  8-K


None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         TRITON  ENERGY  LIMITED



                                         By:/s/ Bernard Gros-Dubois
                                            ------------------------
                                            Bernard Gros-Dubois
                                            Vice President
                                            (Principal Accounting and
                                             Financial Officer)

Date:   May  14,  1999