Form 10-Q
period 1999-06-30
TRITON ENERGY LTD
filed 1999-08-11
CIK 1009404

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR



(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the transition period from ____________  to  ____________

                      COMMISSION FILE NUMBER:  1-11675

                           TRITON ENERGY LIMITED
           (Exact name of registrant as specified in its charter)


      CAYMAN ISLANDS                                 NONE
----------------------------                 -------------------
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

                                                 YES  X            NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                  Number of Shares
 Title of Each Class                        Outstanding at July 30, 1999
Ordinary Shares, par value $0.01 per share         35,750,410
                                            ----------------------------





                     TRITON ENERGY LIMITED AND SUBSIDIARIES
                                      INDEX







PART I.                        FINANCIAL INFORMATION                       PAGE NO.
                                                                           --------
Item 1.   Financial Statements
          Condensed Consolidated Statements of Operations -
            Three and six months ended June 30, 1999 and 1998                     2
          Condensed Consolidated Balance Sheets -
            June 30, 1999 and December 31, 1998                                   3
          Condensed Consolidated Statements of Cash Flows -
            Six months ended June 30, 1999 and 1998                               4
          Condensed Consolidated Statement of Shareholders' Equity -
            Six months ended June 30, 1999                                        5
          Notes to Condensed Consolidated Financial Statements                    6
Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                18
Item 3.   Quantitative and Qualitative Disclosures about Market Risk             28

PART II.  OTHER INFORMATION

Item 3.   Legal Proceedings                                                      29
Item 4.   Submission of Matters for Vote of Security Holders                     30
Item 6.   Exhibits and Reports on Form 8-K                                       31



                           PART I. FINANCIAL INFORMATION
                            ITEM 1. FINANCIAL STATEMENTS
                       TRITON ENERGY LIMITED AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)








                                               THREE MONTHS ENDED     SIX MONTHS ENDED
                                                    JUNE 30,                JUNE 30,
                                             ---------------------  ---------------------
                                                1999       1998        1999       1998
                                              --------  ----------  ---------  ----------

Oil and gas sales                             $59,622   $  36,378   $108,792   $  72,553

Costs  and  expenses:
  Operating                                    19,186      21,081     38,162      36,768
  General and administrative                    4,843       6,495      9,778      14,184
  Depreciation, depletion and amortization     15,285      12,804     30,656      24,883
  Writedown of assets                             ---     182,672        ---     182,672
  Special charges                                 ---         ---      1,220         ---
                                              --------  ----------  ---------  ----------
                                               39,314     223,052     79,816     258,507
                                              --------  ----------  ---------  ----------

        Operating income (loss)                20,308    (186,674)    28,976    (185,954)

Gain on sale of Triton Pipeline Colombia          ---         ---        ---      50,227
Interest income                                 2,660         757      5,238       1,492
Interest expense, net                          (5,954)     (5,154)   (11,937)    (10,320)
Other income (loss), net                         (716)      1,536        207       3,028
                                              --------  ----------  ---------  ----------
                                               (4,010)     (2,861)    (6,492)     44,427
                                              --------  ----------  ---------  ----------

        Earnings (loss) before income taxes    16,298    (189,535)    22,484    (141,527)
Income tax expense (benefit)                    5,415     (39,473)     9,714     (34,377)
                                              --------  ----------  ---------  ----------

        Net earnings (loss)                    10,883    (150,062)    12,770    (107,150)
Dividends on preference shares                 13,765         ---     13,945         187
                                              --------  ----------  ---------  ----------

        Loss applicable to ordinary shares    $(2,882)  $(150,062)  $ (1,175)  $(107,337)
                                              ========  ==========  =========  ==========

Average ordinary shares outstanding            36,350      36,595     36,505      36,581
                                              ========  ==========  =========  ==========

Basic and diluted loss per ordinary share     $ (0.08)  $   (4.10)  $  (0.03)  $   (2.93)
                                              ========  ==========  =========  ==========







     See accompanying Notes to Condensed Consolidated Financial Statements.





                     TRITON ENERGY LIMITED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)








                           ASSETS                                  JUNE 30,                  DECEMBER 31,
                                                                     1999                      1998
                                                                 ------------                ----------
                                                                  (UNAUDITED)
Current assets:
  Cash and equivalents                                           $   213,013                 $  19,122
  Trade receivables, net                                              17,663                     9,554
  Other receivables                                                   20,921                    48,415
  Inventories, prepaid expenses and other                              3,671                     1,655
                                                                 ------------                ----------

        Total current assets                                         255,268                    78,746
Property and equipment, at cost, less accumulated depreciation
   and depletion of $478,950 for 1999 and $451,986 for 1998          571,002                   556,122
Deferred taxes and other assets                                      111,408                   121,265
                                                                 ------------                ----------

                                                                 $   937,678                 $ 756,133
                                                                 ============                ==========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings and current maturities of long-term debt $     9,027                 $  19,027
  Accounts payable and accrued liabilities                            37,697                    45,892
  Deferred income                                                     26,441                    35,254
                                                                 ------------                ----------

        Total current liabilities                                     73,165                   100,173

Long-term debt, excluding current maturities                         408,962                   413,465
Deferred income taxes                                                  5,655                     4,169
Other                                                                  5,284                    14,519

Shareholders' equity:
  5% Preference shares, stated value $34.41                            7,214                     7,214
  8% Preference shares, stated value $70.00                          363,753                   127,575
  Ordinary shares, par value $0.01                                       359                       366
  Additional paid-in capital                                         547,727                   575,863
  Accumulated deficit                                               (472,315)                 (485,085)
  Accumulated other non-owner changes in shareholders' equity         (2,126)                   (2,126)
                                                                 ------------                ----------

        Total shareholders' equity                                   444,612                   223,807
Commitments and contingencies (note 9)                                   ---                       ---
                                                                 ------------                ----------

                                                                 $   937,678                 $ 756,133
                                                                 ============                ==========











  The Company uses the full cost method to account for its oil and gas producing activities.
     See accompanying Notes to Condensed Consolidated Financial Statements.




                     TRITON ENERGY LIMITED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (IN THOUSANDS)
                                   (UNAUDITED)






                                                                      1999        1998
                                                                    ---------  ----------
Cash flows from operating activities:
  Net earnings (loss)                                               $ 12,770   $(107,150)
  Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
    Depreciation, depletion and amortization                          30,656      24,883
    Additional proceeds from forward oil sale                         30,000         ---
    Amortization of deferred income                                  (17,627)    (17,627)
    Gain on sale of Triton Pipeline Colombia                             ---     (50,227)
    Writedown of assets                                                  ---     182,672
    Deferred income taxes                                              7,158     (35,727)
    Other                                                                609      (1,585)
    Changes in working capital pertaining to operating activities    (13,529)     10,069
                                                                    ---------  ----------
        Net cash provided by operating activities                     50,037       5,308
                                                                    ---------  ----------

Cash flows from investing activities:
  Capital expenditures and investments                               (50,326)    (97,849)
  Proceeds from sale of Triton Pipeline Colombia                         ---      97,656
  Proceeds from sale of assets                                         1,465      12,953
  Other                                                                2,026        (899)
                                                                    ---------  ----------
        Net cash provided (used) by investing activities             (46,835)     11,861
                                                                    ---------  ----------

Cash flows from financing activities:
  Proceeds from revolving lines of credit and long-term debt             ---     114,005
  Payments on revolving lines of credit and long-term debt           (14,514)   (135,588)
  Short-term notes payable, net                                          ---      10,000
  Issuances of 8% preference shares, net                             217,805         ---
  Issuances of ordinary shares                                            97       1,939
  Repurchase of ordinary shares                                       (9,685)        ---
  Dividends paid on preference shares                                 (2,875)       (187)
                                                                    ---------  ----------
        Net cash provided (used) by financing activities             190,828      (9,831)
                                                                    ---------  ----------
Effect of exchange rate changes on cash and equivalents                 (139)       (265)
                                                                    ---------  ----------
Net increase in cash and equivalents                                 193,891       7,073
Cash and equivalents at beginning of period                           19,122      13,451
                                                                    ---------  ----------
Cash and equivalents at end of period                               $213,013   $  20,524
                                                                    =========  ==========










   See accompanying Notes to Condensed Consolidated Financial Statements.

                    TRITON ENERGY LIMITED AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1999
                                  (IN THOUSANDS)
                                   (UNAUDITED)






OWNER  SOURCES  OF  SHAREHOLDERS'  EQUITY:
  5%  PREFERENCE  SHARES:

     Balance at December 31, 1998                             $   7,214
     Conversion of 5% preference shares                             ---
                                                              ----------
     Balance at June 30, 1999                                     7,214
                                                              ----------

  8% PREFERENCE SHARES:
     Balance at December 31, 1998                               127,575
     Issuance of 3,177,500 shares at $70 per share              222,425
     Stock dividend, 196,624 shares at $70 per share             13,763
     Conversion of 8% preference shares                             (10)
                                                              ----------
     Balance at June 30, 1999                                   363,753
                                                              ----------

  ORDINARY SHARES:
     Balance at December 31, 1998                                   366
     Repurchase of shares                                            (8)
     Issuances under stock plans                                      1
                                                              ----------
     Balance at June 30, 1999                                       359
                                                              ----------

  ADDITIONAL PAID-IN CAPITAL:
     Balance at December 31, 1998                               575,863
     Stock dividend, 8% preference shares                       (13,765)
     Repurchase of ordinary shares                               (9,677)
     Transaction costs for issuance of 8% preference shares      (4,620)
     Cash dividends, 5% preference shares                          (180)
     Other                                                          106
                                                              ----------
     Balance at June 30, 1999                                   547,727
                                                              ----------

        TOTAL OWNER SOURCES OF SHAREHOLDERS' EQUITY             919,053
                                                              ----------

NON-OWNER SOURCES OF SHAREHOLDERS' EQUITY:
  ACCUMULATED DEFICIT:
     Balance at December 31, 1998                              (485,085)
     Net earnings                                                12,770
                                                              ----------
     Balance at June 30, 1999                                  (472,315)
                                                              ----------

  ACCUMULATED OTHER NON-OWNER CHANGES IN SHAREHOLDERS' EQUITY:
     Balance at December 31, 1998                                (2,126)
     Other non-owner changes in shareholders' equity                ---
                                                              ----------
     Balance at June 30, 1999                                    (2,126)
                                                              ----------

        TOTAL NON-OWNER SOURCES OF SHAREHOLDERS' EQUITY        (474,441)
                                                              ----------

TOTAL SHAREHOLDERS' EQUITY AT JUNE 30, 1999                   $ 444,612
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments of a normal recurring nature necessary to present fairly the Company's financial position as of June 30, 1999, and the results of its operations for the three and six months ended June 30, 1999 and 1998, its cash flows for the six months ended June 30, 1999 and 1998, and shareholders' equity for the six months ended June 30, 1999. The results for the three and six months ended June 30, 1999, are not necessarily indicative of the final results to be expected for the full year.

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

Each 8% Preference Share is convertible at any time at the option of the holder into four ordinary shares of the Company (subject to certain antidilution protections). Holders of 8% Preference Shares are entitled to receive, when and if declared by the Board of Directors, cumulative dividends at a rate per annum equal to 8% of the liquidation preference of $70 per share, payable for each semi-annual period ending June 30 and December 30 of each year. At the Company's option, dividends may be paid in cash or by the issuance of additional whole shares of 8% Preference Shares. If a dividend is to be paid in additional shares, the number of additional shares to be issued in payment of the dividend will be determined by dividing the amount of the dividend by $70, with amounts in respect of any fractional shares to be paid in cash. The first dividend period was the period from January 4, 1999, to June 30, 1999. The Company's Board of Directors elected to pay the dividend for that period in additional shares resulting in the issuance of approximately 196,600 8% Preference Shares. The declaration of a dividend in cash or additional shares for any period should not be considered an indication as to whether the Board will declare dividends in cash or additional shares in future periods. Holders of 8% Preference Shares are entitled to vote with the holders of ordinary shares on all matters submitted to the shareholders of the Company for a vote, with each 8% Preference Share entitling its holder to a number of votes equal to the number of ordinary shares into which it could be converted at that time.

3.     FORWARD  OIL  SALE

In April 1999, the Company received substantially all of the remaining proceeds, approximately $30 million, from the forward oil sale consumated in May 1995. The delivery requirement under the forward oil sale will be completed March 31, 2000. The remaining deferred income is reported in current liabilities and will be amortized as barrels are delivered through March 31, 2000.

4.     SHARE  REPURCHASE

In April 1999, the Company's Board of Directors authorized a share repurchase program enabling the Company to repurchase up to ten percent of the Company's
36.7 million outstanding ordinary shares. Purchases of ordinary shares by the Company began in April and may be made from time to time in the open market or through privately negotiated transactions at prevailing market prices depending on market conditions. The Company has no obligation to repurchase any of its outstanding shares and may discontinue the share repurchase program at management's discretion. As of June 30, 1999, the Company had purchased 799,300 ordinary shares for $9.7 million. The Company cancelled and returned the repurchased ordinary shares to the status of authorized but unissued shares.

5.     SPECIAL  CHARGES

In July 1998, the Company commenced a plan to restructure the Company's operations, reduce overhead costs and substantially scale back exploration-related expenditures. The plan contemplated the closing of foreign offices in four countries, the elimination of approximately 105 positions, or 41% of the worldwide workforce, and the relinquishment or other disposal of several exploration licenses. As a result of the restructuring, the Company recognized special charges totaling $18.3 million during the third and fourth quarters of 1998. Of the $18.3 million in special charges, $14.5 million related to the reduction in workforce, and represented the estimated costs for severance, benefit continuation and outplacement costs, which will be paid over a period of up to two years according to the severance formula. A total of $2.1 million of special charges related to the closing of foreign offices, and represented the estimated costs of terminating office leases and the write-off of related assets. The remaining special charges of $1.7 million primarily related to the write-off of other surplus fixed assets resulting from the reduction in workforce. At June 30, 1999, all of the positions had been eliminated, all designated foreign offices had closed and twelve licenses had been relinquished, sold or their commitments renegotiated. The Company expects to dispose of two other licenses during 1999. Since July 1998, the Company has paid $11.2 million in severance, benefit continuation and outplacement costs. As of June 30, 1999, no changes had been made to the Company's estimate of the total restructuring expenditures to be incurred. At June 30, 1999, the remaining liability related to the restructuring activities undertaken in 1998 was $3.1 million.

In March 1999, the Company accrued special charges of $1.2 million related to an additional 15% reduction in the number of employees resulting from the Company's continuing efforts to reduce costs. The special charges consisted of $1 million for severance, benefit continuation and outplacement costs and $.2 million related to the write-off of surplus fixed assets. Since March 1999, the Company has paid $.2 million in severance, benefit continuation and outplacement costs. At June 30, 1999, the remaining liability related to the restructuring activities undertaken in 1999 was $.7 million.

6.     WRITEDOWN  OF  ASSETS

Writedown  of  assets  is  summarized  as  follows:




                                                     THREE AND SIX
                                                      MONTHS ENDED
                                                     JUNE 30, 1998
                                                     --------------

Evaluated oil and gas properties (SEC ceiling test)  $      105,354
Unevaluated oil and gas properties                           73,890
Other assets                                                  3,428
                                                     --------------

                                                     $      182,672
                                                     ==============



In June 1998, the carrying amount of the Company's evaluated oil and gas properties in Colombia was written down by $105.4 million ($68.5 million, net of tax) through application of the full cost ceiling limitation as prescribed by the Securities and Exchange Commission ("SEC"), principally as a result of a decline in oil prices. No adjustments were made to the Company's reserves in Colombia as a result of the decline in prices. The SEC ceiling test was calculated using the June 30, 1998, West Texas Intermediate ("WTI") oil price of $14.18 per barrel that after a differential for Cusiana crude delivered at the port of Covenas in Colombia, resulted in a net price of approximately $13 per barrel.

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

7.     ASSET  DISPOSITIONS

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

In conjunction with the sale of TPC, the Company entered into an equity swap with a creditworthy financial institution (the "Counterparty"). The equity swap has a notional amount of $97 million and requires the Company to make quarterly floating LIBOR-based payments on the notional amount to the Counterparty. In exchange, the Counterparty is required to make payments to the Company equivalent to 97% of the dividends TPC receives in respect of its equity interest in OCENSA. The equity swap is carried in the Company's financial statements at fair value during its term, which, as amended, will expire April 14, 2000. The value of the equity swap in the Company's financial statements is equal to the estimated fair value of the shares of OCENSA owned by TPC. Because there is no public market for the shares of OCENSA, the Company estimates their value using a discounted cash flow model applied to the distributions expected to be paid in respect of the OCENSA shares. The discount rate applied to the estimated cash flows from the OCENSA shares is based on a combination of current market rates of interest, a credit spread for OCENSA's debt, and a spread to reflect the preferred stock nature of the OCENSA shares. During the six months ended June 30, 1999 and 1998, the Company recorded an expense of $.8 million, in other income, net, related to the net payments made (or received) under and the change in the fair market value of the equity swap. Net payments made (or received) under the equity swap, and any fluctuations in the fair value of the equity swap, in future periods, will affect other income in such periods. There can be no assurance that changes in interest rates, or in other factors that affect the value of the OCENSA shares and/or the equity swap, will not have a material adverse effect on the carrying value of the equity swap.

Upon the expiration of the equity swap in April 2000, the Company expects that the Purchaser will sell the TPC shares. Under the terms of the equity swap with the Counterparty, upon any sale by the Purchaser of the TPC shares, the Company will receive from the Counterparty, or pay to the Counterparty, an amount equal to the excess or deficiency, as applicable, of the difference between 97% of the net proceeds from the Purchaser's sale of the TPC shares and the notional amount of $97 million. There can be no assurance that the value the Purchaser may realize in any sale of the TPC shares will equal the value of the shares estimated by the Company for purposes of valuing the equity swap. The Company has no right or obligation to repurchase the TPC shares at any time, but the Company is not prohibited from offering to purchase the shares when the Purchaser offers to sell them.

8.     EARNINGS  PER  ORDINARY  SHARE

For the three and six months ended June 30, 1999 and 1998, the computation of diluted net loss per ordinary share was antidilutive, and therefore, the amounts for basic and diluted net loss per ordinary share where the same.

     At June 30, 1999, approximately 5,196,500 shares of 8% Preference Shares and approximately 209,600 shares of 5% Preference Shares were outstanding. Each 8% Preference Share is convertible any time into four ordinary shares, subject to adjustment in certain events. Each 5% Preference Share is convertible any time into one ordinary share, subject to adjustment in certain events. The 8% Preference Shares and 5% Preference Shares were not included in the computation of diluted earnings per ordinary share because the effect of assuming conversion was antidilutive.

9.     COMMITMENTS  AND  CONTINGENCIES

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

GUARANTEES

At June 30, 1999, the Company had guaranteed loans of approximately $1.4 million for a Colombian pipeline company in which the Company has an ownership interest. The Company also guaranteed performance of $19.5 million in future exploration expenditures in various countries. These commitments are backed primarily by unsecured letters of credit.

LITIGATION

In July through October 1998, eight lawsuits were filed against the Company and Thomas G. Finck and Peter Rugg, in their capacities as Chairman and Chief Executive Officer and Chief Financial Officer, respectively. Each case was filed on behalf of a putative class of persons and/or entities who purchased the Company's securities between March 30, 1998, and July 17, 1998, inclusive, and seeks recovery of an unspecified amount of compensatory damages, fees and costs. The cases allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder in connection with disclosures concerning the Company's properties, operations, and value relating to a prospective sale of the Company or of all or a part of its assets. Additionally, one case alleges negligent misrepresentation and seeks recovery of punitive damages. Each lawsuit was filed in the United States District Court for the Eastern District of Texas, Texarkana Division.

On September 21, 1998, a motion for consolidation and for appointment as lead plaintiffs and for approval of selection of lead counsel was filed. With the exception of the request for consolidation, which has been agreed to, the motion is presently pending. Also pending is the Company's motion to dismiss or transfer for improper venue. The consolidated action is styled In re: Triton Energy Limited Securities Litigation. The Company believes its disclosures have been accurate and intends to vigorously defend these actions. No discovery has been taken at this time, however, and the ultimate outcome is not currently predictable. There can be no assurance that the litigation will be resolved in the Company's favor. An adverse result could have a material adverse effect on the Company's financial position or results of operations.

The  Company  is  also subject to litigation that is incidental to its business.


10.     CERTAIN  FACTORS  THAT  COULD  AFFECT  FUTURE  OPERATIONS

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

CERTAIN  FACTORS  RELATING  TO  MALAYSIA-THAILAND

The Company is a partner in a significant gas exploration project located in the Gulf of Thailand approximately 450 kilometers (280 miles) northeast of Kuala Lumpur and 750 kilometers (470 miles) south of Bangkok as a contractor under a production-sharing contract covering Block A-18 of the Malaysia-Thailand Joint Development Area. Development of gas production is in the planning stages, but is expected to take several years and require the drilling of additional wells and the installation of production facilities. Pipelines also will be required to be connected between Block A-18 and ultimate markets. The terms under which any gas produced from the Company's contract area in Malaysia-Thailand is sold may be affected adversely by the present monopoly, gas-purchase and transportation conditions in both Malaysia and Thailand. In connection with the sale to a subsidiary of ARCO of one-half of the shares of the Company's subsidiary that held its interest in Block A-18, ARCO agreed to pay the future exploration and development costs attributable to the Company's and ARCO's collective interest in Block A-18, up to $377 million or until first production from a gas field, at which time the Company and ARCO would each pay 50% of such costs.

INFLUENCE  OF  HICKS  MUSE

In connection with the issuance of 8% Preference Shares to HM4 Triton, the Company and HM4 Triton entered into a shareholders agreement (the "Shareholders Agreement") pursuant to which, among other things, the size of the Company's Board of Directors was set at ten, and HM4 Triton exercised its right to designate four out of such ten directors. The Shareholders Agreement provides that, in general, for so long as the entire Board of Directors consists of ten members, HM4 Triton (and its designated transferees, collectively) may designate four nominees for election to the Board (with such number of designees increasing or decreasing proportionately with any change in the total number of members of the Board and with any fractional directorship rounded up to the next whole number). The right of HM4 Triton (and its designated transferees) to designate nominees for election to the Board will be reduced if the number of ordinary shares held by HM4 Triton and its affiliates (assuming conversion of 8% Preference Shares into ordinary shares) represents less than certain specified percentages of the number of ordinary shares (assuming conversion of 8% Preference Shares into ordinary shares) purchased by HM4 Triton pursuant to the Stock Purchase Agreement.

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

To facilitate a possible future securities issuance or issuances, the Company has filed with the Securities and Exchange Commission a shelf registration statement under which the Company could issue up to an aggregate of $250 million debt or equity securities when the registration statement becomes effective.

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



     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION  AND  RESULTS  OF  OPERATIONS



                       LIQUIDITY AND CAPITAL REQUIREMENTS
                       ----------------------------------

     Cash and cash equivalents totaled $213 million and $19.1 million at June 30, 1999, and December 31, 1998, respectively. Working capital (deficit) was $182.1 million at June 30, 1999, compared with ($21.4 million) at December 31, 1998. Current liabilities included deferred income totaling $26.4 million at June 30, 1999 and $35.3 million at December 31, 1998 related to a forward oil sale consummated in 1995.





The following summary table reflects cash flows for the Company for the six months ended June 30, 1999 (in thousands):

<BTB>

      Net cash provided (used) by operating activities       $ 50,037
      Net cash provided (used) by investing activities       $(46,835)
      Net cash provided (used) by financing activities       $190,828




  Operating Activities
  --------------------

     The Company's cash flows provided by operating activities for the six months ended June 30, 1999, benefited from increased production from the Cusiana and Cupiagua fields (the "Fields") in Colombia and an increased average realized oil price. Gross production from the Fields averaged 434,000 barrels of oil per day ("BOPD") during the first six months of 1999, compared with 307,000 BOPD during the first six months of 1998. The average realized oil price increased $.56 per barrel compared to the same period in 1998. See "Results of Operations."

     In April 1999, the Company received substantially all of the remaining proceeds (approximately $30 million) from the forward oil sale in May 1995, which was included in other receivables at December 31, 1998.

  Investing  Activities
  ---------------------

     The Company's capital expenditures and other capital investments were $50.3 million ($43.5 million excluding capitalized interest) for the six months ended June 30, 1999, primarily for development of the Fields.

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

     Each 8% Preference Share is convertible at any time at the option of the holder into four ordinary shares of the Company (subject to certain antidilution protections). Holders of 8% Preference Shares are entitled to receive, when and if declared by the Board of Directors, cumulative dividends at a rate per annum equal to 8% of the liquidation preference of $70.00 per share, payable for each semi-annual period ending June 30 and December 30 of each year. At the Company's option, dividends may be paid in cash or by the issuance of additional whole shares of 8% Preference Shares. If a dividend is to be paid in additional shares, the number of additional shares to be issued in payment of the dividend will be determined by dividing the amount of the dividend by $70, with amounts in respect of any fractional shares to be paid in cash. The first dividend period was the period from January 4, 1999, to June 30, 1999. The Company's Board of Directors elected to pay the dividend for that period in additional shares resulting in the issuance of approximately 196,600 8% Preference Shares. The declaration of a dividend in cash or additional shares for any period should not be considered an indication as to whether the Board will declare dividends in cash or additional shares in future periods.

     In April 1999, the Company's Board of Directors authorized a share repurchase program enabling the Company to repurchase up to ten percent of the Company's 36.7 million outstanding ordinary shares. Purchases of ordinary shares by the Company began in April and may be made from time to time in the open market or through privately negotiated transactions at prevailing market prices depending on market conditions. The Company has no obligation to repurchase any of its outstanding shares and may discontinue the share repurchase program at management's discretion. As of June 30, 1999, the Company had purchased 799,300 ordinary shares for $9.7 million.

     During the six months ended June 30, 1999, the Company repaid borrowings totaling $14.5 million, including $10 million under unsecured credit facilities that were outstanding at December 31, 1998. At June 30, 1999, all of the Company's unsecured credit facilities had expired, except for an unused $10 million uncommitted credit facility which has no expiration date.

  Future  Capital  Needs
  ----------------------

     Development of the Fields, including drilling and construction of ancillary production enhancement facilities, will require further capital outlays. In January 1999, the Company approved a capital spending program for the year ending December 31, 1999, of approximately $117 million, excluding capitalized interest, of which approximately $83 million related to the Fields ($36.9 million incurred through June 30), and $34 million related to the Company's exploration activities in other parts of the world ($6.6 million incurred through June 30). The Company is continuing its efforts to reduce exploration related capital expenditures and anticipates the final exploration related capital expenditures will be lower than plan for the year.

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

     At June 30, 1999, the Company had guaranteed loans of approximately $1.4 million for a Colombian pipeline company in which the Company has an ownership interest. The Company also guaranteed performance of $19.5 million in future exploration expenditures in various countries. These commitments are backed primarily by unsecured letters of credit.

     To facilitate a possible future securities issuance or issuances, the Company has filed with the Securities and Exchange Commission ("SEC") a shelf registration statement under which the Company could issue up to an aggregate of $250 million debt or equity securities when the registration statement becomes effective.

     In conjunction with the sale of Triton Pipeline Colombia, Inc. ("TPC") to an unrelated third party (the "Purchaser") in February 1998, the Company entered into a five year equity swap with a creditworthy financial institution (the "Counterparty"). The issuance to HM4 Triton of the 8% Preference Shares resulted in the right of the Counterparty to terminate the equity swap prior to the end of its five year term. In January 1999, the Counterparty exercised its right and designated April 2000 as the termination date of the equity swap. Upon the expiration of the equity swap in April 2000, the Company expects that the Purchaser will sell the TPC shares. Under the terms of the equity swap with the Counterparty, upon any sale by the Purchaser of the TPC shares, the Company will receive from the Counterparty, or pay to the Counterparty, an amount equal to the excess or deficiency, as applicable, of the difference between 97% of the net proceeds from the Purchaser's sale of the TPC shares and the notional amount of $97 million. There can be no assurance that the value the Purchaser may realize in any sale of the TPC shares will equal the value of the shares estimated by the Company for purposes of valuing the equity swap. The Company has no right or obligation to repurchase the TPC shares at any time, but the Company is not prohibited from offering to purchase the shares if the Purchaser offers to sell them. See "- Results of Operations - Other Income and Expenses" below, note 7 of Notes to Condensed Consolidated Financial Statements, and "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in Triton's Annual Report on Form 10-K for the year ended December 31, 1998.

                              RESULTS OF OPERATIONS
                              ---------------------


     Sales volumes and average prices realized were as follows:




                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                               JUNE 30,             JUNE 30,
                                         -------------------  -----------------
                                          1999         1998    1999         1998
                                         ------       ------  ------       ------
Sales volumes:
  Oil (MBbls), excluding forward oil sale 3,184        2,069   6,390        3,965
  Forward oil sale (MBbls delivered)        763          763   1,525        1,525
                                         ------       ------  ------       ------
     Total                                3,947        2,832   7,915        5,490
                                         ======       ======  ======       ======

  Gas (MMcf)                                114          102     215          267

Weighted average price realized:
  Oil (per Bbl) (1)                      $15.08       $12.80  $13.72       $13.16
  Gas (per Mcf)                          $ 0.89       $ 1.15  $ 0.87       $ 1.05





  (1) Includes the effect of barrels delivered under the forward oil sale that are recognized in revenue at $11.56 per barrel.


                        THREE MONTHS ENDED JUNE 30, 1999,
                 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998

  Oil  and  Gas  Sales
  --------------------

     Oil and gas sales for the second quarter of 1999 totaled $59.6 million, a 64% increase from the second quarter of 1998, due to higher production and higher average realized oil prices. Oil production, including production related to barrels delivered under the forward oil sale, increased 39% in second quarter 1999, compared to the prior-year quarter, resulting in an increase in revenues of $14.3 million. Gross production from the Fields averaged 434,000 BOPD for the second quarter 1999, compared to 312,000 BOPD for the prior-year quarter. The increased production was primarily due to the start-up in late 1998 of two 100,000 BOPD oil-production units at the Cupiagua central processing facility. The average realized oil price increased $2.28 per barrel, or 18%, resulting in an increase in revenues of $9 million compared to the same period in 1998.

     As a result of financial and commodity market transactions settled during the three months ended June 30, 1999, the Company's risk management program resulted in lower revenues of approximately $2.6 million than if the Company had not entered into such transactions. Additionally, the Company has hedged its WTI price on a significant portion of its remaining projected 1999 oil production. See "Item 3. Quantitative and Qualitative Disclosures about Market Risk."

  Costs  and  Expenses
  --------------------

     Operating expenses decreased $1.9 million in 1999, primarily due to lower pipeline tariffs. Depreciation, depletion and amortization increased $2.5 million, primarily due to higher production volumes, including barrels delivered under the forward oil sale. The Company pays lifting costs, production taxes and transportation costs to the Colombian port of Covenas for barrels to be delivered under the forward oil sale.

     The Company's operating costs per equivalent-barrel, which include field operating expenses, pipeline tariffs and production taxes, improved from $7.67 in 1998, to $5.02 in 1999, primarily due to higher production volumes.
Oleoducto Central S.A. ("OCENSA") pipeline tariffs totaled $12.9 million or $3.39 per barrel, and $15.5 million or $5.69 per barrel in 1999 and 1998, respectively. OCENSA imposes a tariff on shippers from the Fields (the "Initial Shippers"), which is estimated to recoup: the total capital cost of the project over a 15-year period; its operating expenses, which include all Colombian taxes; interest expense; and the dividend to be paid by OCENSA to its shareholders. Any shippers of crude oil who are not Initial Shippers are assessed a premium tariff on a per-barrel basis, and OCENSA will use revenues from such tariffs to reduce the Initial Shippers' tariff. Additionally, field operating expense totaled $5.1 million or $1.34 per barrel in 1999 and $5.2 million or $1.88 per barrel in 1998.

     General and administrative expense before capitalization decreased $6.1 million, or 47%, to $7 million in 1999. Capitalized general and administrative costs were $2.2 million and $6.7 million in 1999 and 1998, respectively. General and administrative expenses, and the portion capitalized, decreased as a result of restructuring activities undertaken during the second half of 1998 and March 1999.

     In June 1998, the carrying amount of the Company's evaluated oil and gas properties in Colombia was written down by $105.4 million ($68.5 million, net of tax) through application of the full cost ceiling limitation as prescribed by the SEC, principally as a result of a decline in oil prices. No adjustments were made to the Company's reserves in Colombia as a result of the decline in prices. The SEC ceiling test was calculated using the June 30, 1998, WTI oil price of $14.18 per barrel that, after a differential for Cusiana crude delivered at the port of Covenas in Colombia, resulted in a net price of approximately $13 per barrel.

     The Company assessed its investments in exploration licenses in conjunction with the plan to restructure operations and scale back exploration-related expenditures in 1998, and determined that certain investments were impaired. As a result, unevaluated oil and gas properties and other assets totaling $77.3 million ($72.6 million, net of tax) were expensed in writedown of assets in June 1998. The writedown included $27.2 million and $22.5 million related to exploration activity in Guatemala and China, respectively. The remaining writedowns related to the Company's exploration projects in certain other areas of the world.

  Other  Income  and  Expenses
  ----------------------------

     Gross interest expense for 1999 and 1998 totaled $9.4 million and $12.6 million, respectively, while capitalized interest for 1999 decreased $4 million to $3.5 million. The decrease in gross interest expense is due to lower outstanding borrowings resulting from the repayment of primarily all outstanding borrowings under bank credit facilities in the third quarter of 1998. Capitalized interest decreased primarily due to the writedown of unevaluated property totaling $73.9 million in June 1998 and a sale of 50% of the Company's Block A-18 project in August 1998.

     Other income, net included a foreign exchange loss of $2.3 million and $.1 million in 1999 and 1998, respectively. In 1998, the Company recognized a gain of $1.9 million on the sale of non-operating assets. During 1999 and 1998, the Company recorded an unrealized gain (loss) of $1.5 million and ($.1 million), respectively, representing the change in the fair value of the call options purchased in 1995, in anticipation of the forward oil sale. In addition, the Company recorded expense of $1.1 million in 1999 and nil in 1998 in other income, net, related to the net payments made under and the change in the fair value of the equity swap entered into in conjunction with the sale of TPC. Net payments made (or received) under the equity swap, and any fluctuations in the fair values of the call options and the equity swap, in future periods will affect other income in such periods. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in Triton's Annual Report on Form 10-K for the year ended December 31, 1998.

  Income  Taxes
  -------------

     The income tax provisions for 1999 and 1998 included deferred tax expense (benefit) of $4.5 million and ($39.8 million), respectively. The benefit recognized in 1998 related to the writedown of oil and gas properties. Current taxes related to the Company's Colombian operations totaled $.9 million and $.3 million in 1999 and 1998, respectively.



                         SIX MONTHS ENDED JUNE 30, 1999,
                  COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998

  Oil  and  Gas  Sales
  --------------------

     Oil and gas sales in 1999 totaled $108.8 million, a 50% increase from the prior year, due to higher production and higher average realized oil prices. Oil production, including production related to barrels delivered under the forward oil sale, increased 44% in 1999, compared to the prior year, resulting in an increase in revenues of $32 million. Gross production from the Fields averaged 434,000 BOPD in 1999, compared to 307,000 in 1998. The average realized oil price increased $.56 per barrel, or 4%, resulting in an increase in revenues of $4.3 million compared to the same period in 1998.

  Costs  and  Expenses
  --------------------

     Operating expenses increased $1.4 million in 1999, and depreciation, depletion and amortization increased $5.8 million, primarily due to higher production volumes, including barrels delivered under the forward oil sale. The Company's operating costs per equivalent-barrel were $5.03 and $6.85 in 1999 and 1998, respectively. Operating expenses on a per equivalent-barrel basis were lower primarily due to higher production volumes. OCENSA pipeline tariffs totaled $26 million or $3.44 per barrel, and $25.6 million or $4.82 per barrel in 1999 and 1998, respectively. Additionally, field operating expense totaled $10.2 million or $1.34 per barrel in 1999 and $10.4 million or $1.93 per barrel in 1998.

     General and administrative expense before capitalization decreased $13.2 million, or 49%, to $14 million in 1999. Capitalized general and administrative costs were $4.2 million and $13 million in 1999 and 1998, respectively. General and administrative expenses, and the portion capitalized, decreased as a result of restructuring activities undertaken during the second half of 1998 and March 1999.

     In July 1998, the Company commenced a plan to restructure the Company's operations, reduce overhead costs and substantially scale back exploration-related expenditures. The plan contemplated the closing of foreign offices in four countries, the elimination of approximately 105 positions, or 41% of the worldwide workforce, and the relinquishment or other disposal of several exploration licenses. As a result of the restructuring, the Company recognized special charges totaling $18.3 million during the third and fourth quarters of 1998. Of the $18.3 million in special charges, $14.5 million related to the reduction in workforce, and represented the estimated costs for severance, benefit continuation and outplacement costs, which will be paid over a period of up to two years according to the severance formula. A total of $2.1 million of special charges related to the closing of foreign offices, and represented the estimated costs of terminating office leases and the write-off of related assets. The remaining special charges of $1.7 million primarily related to the write-off of other surplus fixed assets resulting from the reduction in workforce. At June 30, 1999, all of the positions had been eliminated, all designated foreign offices had closed and twelve licenses had been relinquished, sold or their commitments renegotiated. The Company expects to dispose of two other licenses during 1999. Since July 1998, the Company has paid $11.2 million in severance, benefit continuation and outplacement costs. As of June 30, 1999, no changes had been made to the Company's estimate of the total restructuring expenditures to be incurred. At June 30, 1999, the remaining liability related to the restructuring activities undertaken in 1998 was $3.1 million.

     In March 1999, the Company accrued special charges of $1.2 million related to an additional 15% reduction in the number of employees resulting from the Company's continuing efforts to reduce costs. The special charges consisted of $1 million for severance, benefit continuation and outplacement costs and $.2 million related to the write-off of surplus fixed assets. Since March 1999, the Company has paid $.2 million in severance, benefit continuation and outplacement costs. At June 30, 1999, the remaining liability related to the restructuring activities undertaken in 1999 was $.7 million.

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

     Gross interest expense for 1999 and 1998 totaled $18.8 million and $25 million, respectively, while capitalized interest for 1999 decreased $7.8 million to $6.9 million. The decrease in gross interest expense is due to lower outstanding borrowings resulting from the repayment of primarily all outstanding borrowings under bank credit facilities in the third quarter of 1998. Capitalized interest decreased primarily due to the writedown of unevaluated property totaling $73.9 million in June 1998 and a sale of 50% of the Company's Block A-18 project in August 1998.

     Other income, net included a foreign exchange gain (loss) of ($2.7 million) and $1.7 million in 1999 and 1998, respectively. During 1999, the Company recorded an unrealized gain of $2.4 million, representing the change in the fair value of the call options purchased in anticipation of a forward oil sale. In addition, during 1999 and 1998, the Company recorded expense of $.8 million in other income, net, related to the net payments made under and the change in the fair value of the equity swap entered into in conjunction with the sale of TPC. Net payments made (or received) under the equity swap, and any fluctuations in the fair values of the call options and the equity swap, in future periods will affect other income in such periods. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in Triton's Annual Report on Form 10-K for the year ended December 31, 1998.

  Income  Taxes
  -------------

     The income tax provisions for 1999 and 1998 included deferred tax expense (benefit) of $7.2 million and ($35.7 million), respectively. The benefit recognized in 1998 related to the writedown of oil and gas properties. Current taxes related to the Company's Colombian operations totaled $2.6 million and $1.4 million in 1999 and 1998, respectively.


                        Recent Accounting Pronouncements
                        --------------------------------

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires enterprises to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The requisite accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation. The Company must adopt SFAS 133, as amended, effective January 1, 2001. Based on the Company's outstanding derivatives contracts, the impact of adopting this standard would not have a material adverse effect on the Company's operations or consolidated financial condition. However, no assurances can be given with regards to the level of the Company's derivatives activities at the time SFAS 133 is adopted or the resulting effect on the Company's operations or consolidated financial condition.

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

     The Company has completed its assessment of Year 2000 readiness of its internal computerized systems and has made substantial progress toward installing upgrades to its off-the-shelf financial and operational software applications, hardware and telecommunications equipment. The Company expects that such remediation procedures and the testing of newly upgraded systems to ensure compliance with Year 2000 date recognition and the development of contingency plans will be completed by the third quarter of 1999.

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

The Company also relies on other oil and gas partners, vendors, and financial institutions in its daily operations. The Company believes it has identified those third-party relationships that could have a material adverse effect on the Company's results of operations and financial position should their computerized systems not be compliant for the Year 2000. The Company has surveyed third parties on their readiness for the Year 2000 and is in the process of establishing appropriate alternatives, if needed, where noncompliance may pose a risk to the Company's operations.

The Company does not believe that the costs to resolve any Year 2000 issues will be material. To date, the Company has incurred approximately $250,000 on Year 2000 matters and it expects that the total cost, primarily consulting fees, will not exceed $400,000.

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


ITEM  3.  QUALITATIVE  AND  QUANTITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     Oil sold by the Company is normally priced with reference to a defined benchmark, such as light sweet crude oil traded on the New York Mercantile Exchange. Actual prices received vary from the benchmark depending on quality and location differentials. It is the Company's policy to use financial market transactions with creditworthy counterparties from time to time, primarily to reduce risk associated with the pricing of a portion of the oil and natural gas that it sells. The policy is structured to underpin the Company's planned revenues and results of operations. The Company also may enter into financial market transactions to benefit from its assessment of the future prices of its production relative to other benchmark prices. The Company does not hold or issue derivative instruments for trading purposes. There can be no assurance that the use of financial market transactions will not result in losses.

     With respect to the sale of oil to be produced by the Company, the Company has entered into an oil price collar with a creditworthy counterparty to establish a weighted average minimum WTI benchmark price of $14.25 per barrel and a maximum of $15.40 per barrel on 300,000 barrels per month during the period from July through December 1999, for an aggregate of 1.8 million barrels. As a result, to the extent the average monthly WTI price exceeds $15.40, the Company will pay the counterparty the difference between the average monthly WTI price and $15.40, and to the extent that the average monthly WTI price is below $14.25, the counterparty will pay the Company the difference between the average monthly WTI price and $14.25. In addition, the Company established a weighted average WTI fixed price of $17.05 for an aggregate of 1.6 million barrels of production during the period from July through December 1999, under its marketing agreement with a third party. The Company also entered into an oil price collar with a creditworthy counterparty to establish a weighted average minimum WTI benchmark price of $17.00 per barrel and a maximum of $19.80 per barrel on 100,000 barrels per month during the period from January through June 2000, for an aggregate of 600,000 barrels.

     During the six months ended June 30, 1999, markets provided the Company the opportunity to realize WTI benchmark oil prices on average $2.26 per barrel (excluding forward oil sale and Ecopetrol reimbursement barrels) above the WTI benchmark oil price the Company set as part of its 1999 annual plan. As a result of financial and commodity market transactions settled during the six months ended June 30, 1999, the Company's risk management program resulted in an average net realization of approximately $.42 per barrel lower than if the Company had not entered into such transactions.


                             PART II. OTHER INFORMATION


ITEM  3.     LEGAL  PROCEEDINGS

     In July through October 1998, eight lawsuits were filed against the Company and Thomas G. Finck and Peter Rugg, in their capacities as Chairman and Chief Executive Officer and Chief Financial Officer, respectively. Each case was filed on behalf of a putative class of persons and/or entities who purchased the Company's securities between March 30, 1998, and July 17, 1998, inclusive, and seeks recovery of an unspecified amount of compensatory damages, fees and costs. The cases allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder in connection with disclosures concerning the Company's properties, operations, and value relating to a prospective sale of the Company or of all or a part of its assets. Additionally, one case alleges negligent misrepresentation and seeks recovery of punitive damages. Each lawsuit was filed in the United States District Court for the Eastern District of Texas, Texarkana Division.

     On September 21, 1998, a motion for consolidation and for appointment as lead plaintiffs and for approval of selection of lead counsel was filed. With the exception of the request for consolidation, which has been agreed to, the motion is presently pending. Also pending is the Company's motion to dismiss or transfer for improper venue. The consolidated action is styled In re: Triton Energy Limited Securities Litigation. The Company believes its disclosures have been accurate and intends to vigorously defend these actions. No discovery has been taken at this time, however, and the ultimate outcome is not currently predictable. There can be no assurance that the litigation will be resolved in the Company's favor. An adverse result could have a material adverse effect on the Company's financial position or results of operations.

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

     In October 1997, the EPA advised the Company that the estimated cost of the clean-up of the site would be approximately $217 million to be allocated among the 280 known operators. The subsidiary's share would be approximately $1 million based upon a volumetric allocation, but there can be no assurance that any allocation of liability to the subsidiary would be made on a volumetric basis. No proceeding has been brought in any court against the Company or the subsidiary in this matter.

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

     The current suit alleges that the plaintiffs were damaged in amounts aggregating $13 million primarily because of the Company's prosecution of various claims against the plaintiffs as well as its alleged misrepresentations, infliction of emotional distress, and improper accounting practices. The suit seeks specific performance of the arbitration award, damages for alleged fraud and misrepresentation in accounting for Enim field operating results, an accounting for Nordell's 5% net profit interest, and damages for emotional distress and various other alleged torts. The suit seeks interest, punitive damages and attorneys fees in addition to the alleged actual damages. On September 26, 1997, the Company removed the action to the United States District Court for the Central District of California. On August 31, 1998, the district court dismissed all claims asserted by the plaintiffs other than claims for malicious prosecution and abuse of the legal process, which the court held could not be subject to a motion to dismiss. The abuse of process claim was later withdrawn, and the damages sought have been reduced to approximately $700,000 (not including punitive damages). Trial of the malicious prosecution claim will begin on 24 hours' notice from the district court, although the court has indicated that it is unlikely the matter will be called for trial before September 1999. The Company believes it has acted appropriately and intends vigorously to defend itself.

     The Company is also subject to litigation that is incidental to its business.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     The Company held its Annual Meeting of Shareholders on May 11, 1999. At the meeting, the shareholders of the Company voted on the proposal for election of six directors and a proposal to adopt an amendment to the Company's Amended and Restated Restricted Stock Plan to increase by 200,000 shares the number of shares available for issuance under the plan. The directors elected and the votes cast for or withheld were as follows: Jack D. Furst (52,937,790 votes for and 488,333 votes withheld), Michael E. McMahon (52,991,174 votes for and 381,565 votes withheld), C. Richard Vermillion (52,982,207 votes for and 399,499 votes withheld) and J. Otis Winters (52,970,394 votes for and 423,125 votes withheld). The following directors continued in office: Sheldon R. Erickson, Thomas O. Hicks, Fitzgerald S. Hudson, John R. Huff, James C.
Musselman  and  Lamar  Norsworthy.

     The proposal to adopt the amendment to the Company's Amended and Restated Restricted Stock Plan was approved with 51,862,132 shares voting for the proposal, 1,099,844 shares voting against and 403,973 shares abstaining.

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




  3.1  Memorandum  of  Association.  (1)
  3.2  Articles of Association. (1)
  4.1  Specimen Share Certificate of Ordinary Shares, $.01 par value, of the Company. (2)
  4.2  Rights Agreement dated as of March 25, 1996, between Triton and The Chase
       Manhattan Bank, as Rights Agent, including, as Exhibit A thereto, Resolutions establishing the Junior Preference Shares. (1)
  4.3  Resolutions Authorizing the Company's 5% Convertible Preference Shares. (3)
  4.4  Amendment No. 1 to Rights Agreement dated as of August 2, 1996, between Triton
       Energy Limited and The Chase Manhattan Bank, as Rights Agent. (4)
  4.5  Amendment No. 2 to Rights Agreement dated as of August 30, 1998, between Triton
       Energy Limited and The Chase Manhattan Bank, as Rights Agent. (5)
  4.6  Unanimous Written Consent of the Board of Directors authorizing a Series of
       Preference Shares. (6)
  4.7  Amendment No. 3 to Rights Agreement dated as of January 5, 1999, between Triton
       Energy Limited and The Chase Manhattan Bank, as Rights Agent. (7)
 10.1  Amended and Restated  Retirement Income Plan. (8)
 10.2  Amendment to the Retirement Income Plan dated August 1, 1998. (9)
 10.3  Amendment to Amended and Restated Retirement Income Plan dated
       December 31, 1996. (10)
 10.4  Amended and Restated Supplemental Executive Retirement Income Plan. (11)
 10.5  1981 Employee Non-Qualified Stock Option Plan. (12)
 10.6  Amendment No. 1 to the 1981 Employee Non-Qualified Stock Option Plan. (13)
 10.7  Amendment No. 2 to the 1981 Employee Non-Qualified Stock Option Plan. (12)
 10.8  Amendment No. 3 to the 1981 Employee Non-Qualified Stock Option Plan. (8)
 10.9  1985 Stock Option Plan. (14)
10.10  Amendment No. 1 to the 1985 Stock Option Plan. (12)
10.11  Amendment No. 2 to the 1985 Stock Option Plan. (8)
10.12  Amended and Restated 1986 Convertible Debenture Plan. (8)
10.13  1988 Stock Appreciation Rights Plan. (15)
10.14  1989 Stock Option Plan. (16)
10.15  Amendment No. 1 to 1989 Stock Option Plan. (12)
10.16  Amendment No. 2 to 1989 Stock Option Plan. (8)
10.17  Second Amended and Restated 1992 Stock Option Plan.(17)
10.18  Form  of  Amended  and  Restated Employment Agreement with Triton
       Energy  Limited and certain officers. (11)
10.19  Amended and Restated Employment Agreement among Triton Energy Limited, Triton
       Exploration Services, Inc. and Robert B. Holland, III. (6)
10.20  Form of Amended and Restated Employment Agreement among Triton Energy Limited,
       Triton Exploration Services, Inc. and each of Peter Rugg and Al E. Turner. (6)
10.21  Letter Agreement among Triton Energy Limited, Triton Exploration Services,  Inc.
       and Robert B. Holland, III dated December 17, 1998. (27)
10.22  Letter Agreement among Triton Energy Limited, Triton Exploration Services,  Inc.
       and Peter Rugg dated December 10, 1998. (27)
10.23  Form of Bonus Agreement between Triton Exploration Services,  Inc. and each of
       Al E. Turner, Robert B. Holland, III, and Peter Rugg dated July 15, 1998. (27)
10.24  Amended and Restated 1985 Restricted Stock Plan. (8)
10.25  First Amendment to Amended and Restated 1985 Restricted Stock Plan. (18)
10.26  Second Amendment to Amended and Restated 1985 Restricted Stock Plan. (17)
10.27  Executive Life Insurance Plan. (19)
10.28  Long Term Disability Income Plan. (19)
10.29  Amended and Restated Retirement Plan for Directors. (14)
10.30  Contract for Exploration and Exploitation for Santiago de Atalayas I with an effective date of July 1, 1982, between Triton Colombia, Inc., and Empresa Colombiana
       De Petroleos. (14)
10.31  Contract for Exploration and Exploitation for Tauramena with an effective date of July
       4, 1988, between Triton Colombia, Inc., and Empresa Colombiana De Petroleos. (14)
10.32  Summary of Assignment legalized by Public Instrument No. 1255 dated September 15,
       1987 (Assignment is in Spanish language). (15)
10.33  Summary of Assignment legalized by Public Instrument No. 1602 dated June 11, 1990
       (Assignment is in Spanish language). (15)
10.34  Summary of Assignment legalized by Public Instrument No. 2586 dated September 9,
       1992 (Assignment is in Spanish language). (15)
10.35  401(K) Savings Plan. (8)
10.36  Amendment to the 401(k) Savings Plan dated August 1, 1998. (9)
10.37  Amendment to 401(k) Savings Plan dated December 31, 1996. (10)
10.38  Contract between Malaysia-Thailand and Joint Authority and Petronas Carigali
       SDN.BHD. and Triton Oil Company of Thailand relating to Exploration and Production of  Petroleum for Malaysia-Thailand Joint Development Area Block A-18. (20)
10.39  Triton Crude Purchase Agreement between Triton Colombia, Inc. and Oil Co., LTD.
       dated May 25, 1995. (21)
10.40  Credit Agreement among Triton Colombia, Inc., Triton Energy Corporation,
       NationsBank, N.A. (Carolinas) and Export-Import Bank of the United States. (18)
10.41  Amendment No. 1 to Credit Agreement among Triton Colombia, Inc., Triton Energy
       Corporation, NationsBank, N.A. (Carolinas) and Export-Import Bank of the United
       States. (18)
10.42  Amendment  No. 2 to Credit Agreement among Triton Colombia, Inc.,
       Triton  Energy Corporation, NationsBank, N.A. (Carolinas) and Export-Import Bank
       of the United States. (17)
10.43  Amendment No. 3 to Credit Agreement among Triton Colombia, Inc., Triton Energy
       Corporation, NationsBank, N.A. (Carolinas) and Export-Import Bank of the United
       States. (10)
10.44  Form of Indemnity Agreement entered into with each director and officer of the
       Company. (6)
10.45  Description of Performance Goals for Executive Bonus Compensation. (22)
10.46  Stock Purchase Agreement dated September 2, 1997, between The Strategic
       Transaction Company and Triton International Petroleum, Inc. (11)
10.47  Fourth Amendment to Stock Purchase Agreement dated February 2, 1998, between
       The Strategic Transaction Company and Triton International Petroleum, Inc. (11)
10.48  Amended and Restated 1997 Share Compensation Plan. (27)
10.49  First Amendment to Amended and Restated Retirement Plan for Directors. (11)
10.50  First Amendment to Second Amended and Restated 1992 Stock Option Plan. (23)
10.51  Second Amendment to Second Amended and Restated 1992 Stock Option Plan. (11)
10.52  Amended and Restated Indenture dated July 25, 1997, between Triton Energy
       Limited and The Chase Manhattan Bank. (24)
10.53  Amended and Restated First Supplemental Indenture dated July 25, 1997, between
       Triton Energy Limited and The Chase Manhattan Bank relating to the 8 3/4% Senior
       Notes due 2002. (24)
10.54  Amended and Restated Second Supplemental Indenture dated July 25, 1997, between Triton Energy Limited and The Chase Manhattan Bank relating to the 9 1/4%
       Senior Notes due 2005. (24)
10.55  Share Purchase Agreement dated July 17, 1998 ,among Triton Energy Limited, Triton
       Asia Holdings, Inc., Atlantic Richfield Company and ARCO JDA Limited. (9)
10.56  Shareholders Agreement dated August 3, 1998, among Triton Energy Limited, Triton
       Asia Holdings, Inc., Atlantic Richfield Company, and ARCO JDA Limited. (9)
10.57  Stock Purchase Agreement dated as of August 31, 1998, between Triton Energy
       Limited and HM4 Triton, L.P. (6)
10.58  Shareholders Agreement dated as of September 30, 1998, between Triton Energy
       Limited and HM4 Triton, L.P. (6)
10.59  Financial Advisory Agreement dated as of September 30, 1998, between Triton Energy
       Limited and Hicks, Muse & Co. Partners, L.P. (6)
10.60  Monitoring and Oversight Agreement dated as of September 30, 1998, between Triton
       Energy Limited and Hicks, Muse & Co. Partners, L.P. (6)
10.61  Severance Agreement dated as of July 15, 1998, between Thomas G. Finck and Triton
       Energy Limited. (6)
10.62  Severance Agreement dated April 9, 1999, made and entered into by and among Triton
       Energy Limited, Triton Exploration Services, Inc. and Peter Rugg. (28)
10.63  Consulting and Non-Compete Agreement dated April 9, 1999, made and entered into by and between Triton Exploration Services, Inc. and Peter Rugg. (28)
10.64  Third Amendment to Amended and Restated 1985 Restricted Stock Plan. (28)
10.65  Amendment  to Triton Exploration Services, Inc. Retirement Income
       Plan.  (29)
10.66  Amendment to the Triton Exploration Services, Inc. Supplemental Executive
       Retirement Plan. (29)
10.67  Third Amendment to the Second Amended and Restated 1992 Stock Option Plan. (29)
10.68  First Amendment to the Amended and Restated 1997 Share Compensation Plan. (29)
10.69  Amended and Restated Employment Agreement dated July 15, 1998 among
       Triton Exploration Services, Inc., Triton Energy Limited and A.E. Turner, III. (29)
10.70  Amended Employment Agreement among Triton Exploration Services, Inc.,
       Triton Energy Limited and certain officers. (29)
10.71  Second Amendment to Retirement Plan for Directors. (29)
10.72  Amendment to Triton Exploration Services, Inc. 401 (k) Savings Plan. (29)
10.73  Amendment No. 1 to Shareholders Agreement between Triton Energy Limited
       And HM4 Triton. (29)
10.74  Amendment No. 4 to the 1981 Employee Nonqualified Stock Option Plan. (29)
10.75  Amendment No. 3 to the 1985 Stock Option Plan. (29)
10.76  Amendment No. 3 to the 1989 Stock Option Plan. (29)
 12.1  Computation of Ratio of Earnings to Fixed Charges. (29)
 12.2  Computation of Ratio of Earnings to Combined Fixed Charges and Preference
       Dividends. (29)
 27.1  Financial Data Schedule. (29)
 99.1  Heads of Agreement for the Supply of Gas from Block A-18 of the Malaysia-Thailand Joint Development Area. (10)
 99.2  Rio Chitamena Association Contract. (25)
 99.2  Rio Chitamena Purchase and Sale Agreement. (25)
 99.3  Integral Plan - Cusiana Oil Structure. (25)
 99.4  Letter Agreements with co-investor in Colombia. (25)
 99.5  Colombia Pipeline Memorandum of Understanding. (25)
 99.6  Amended and Restated Oleoducto Central S.A. Agreement dated as of March 31,
       1995. (26)

------------------


(1)  Previously  filed  as an exhibit to the Company's Registration Statement on  Form  S-3 (No 333-08005) and incorporated herein by reference.
(2)  Previously filed as an exhibit to the Company's Registration Statement on Form 8-A dated March 25, 1996, and incorporated herein by reference.
(3)  Previously filed as an exhibit to the Company's and Triton Energy Corporation's
     Registration Statement on Form S-4 (No. 333-923) and incorporated herein by reference.
(4)  Previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A
     (Amendment No. 1) dated August 14, 1996, and incorporated herein by reference.
(5)  Previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A
     (Amendment No. 2) dated October 2, 1998, and incorporated herein by reference.
(6)  Previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on
     Form  10-Q  for the quarter ended September 30, 1998, and incorporated herein  by reference.
(7)  Previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A
     (Amendment No. 3) dated January 31, 1999, and incorporated herein by reference.
(8)  Previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form
     10-Q for the quarter ended November 30, 1993, and incorporated by reference herein.
(9)  Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
     quarter ended June 30, 1998, and incorporated herein by reference.
(10) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
     quarter ended March 31, 1998, and incorporated herein by reference.
(11) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.
(12) Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
     10-K for the fiscal year ended May 31, 1992 ,and incorporated herein by reference.
(13) Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
     10-K for the fiscal year ended May 31, 1989, and incorporated by reference herein.
(14) Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
     10-K for the fiscal year ended May 31, 1990, and incorporated herein by reference.
(15) Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
     10-K for the fiscal year ended May 31, 1993, and incorporated by reference herein.
(16) Previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on
     Form  10-Q  for  the  quarter ended  November  30,  1988, and incorporated herein by reference.
(17) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
     quarter ended March 31, 1996, and incorporated herein by reference.
(18) Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
     10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.
(19) Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
     10-K for the fiscal year ended May 31, 1991, and incorporated herein by reference.
(20) Previously filed as an exhibit to Triton Energy Corporation's current report on Form
     8-K dated April 21, 1994, and incorporated by reference herein.
(21) Previously filed as an exhibit to Triton Energy Corporation's Current Report on Form
     8-K dated May 26, 1995, and incorporated herein by reference.
(22) Previously filed as an exhibit to the Company's Annual Report on Form
     10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.
(23) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
     quarter ended March 31, 1997, and incorporated herein by reference.
(24) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
     quarter ended June 30, 1997, and incorporated herein by reference.
(25) Previously filed as an exhibit to Triton Energy Corporation's current report on Form
     8-K/A dated July 15, 1994, and incorporated by reference herein.
(26) Previously  filed  as  an  exhibit  to Triton Energy Corporation's Quarterly  Report on  Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference.
(27) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference
(28) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference.
(29) Filed herewith.


(b)     Reports  on  Form  8-K

        None



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               TRITON  ENERGY  LIMITED




                                               By: /s/ Bernard Gros-Dubois
                                                   -----------------------------
                                                   Bernard Gros-Dubois
                                                   Vice President
                                                   (Principal Accounting and
                                                    Financial Officer)


Date:   August  11,  1999