Form 10-Q
period 1999-09-30
TRITON ENERGY LTD
filed 1999-11-12
CIK 1009404

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR



(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

           For the transition period from ____________  to  ____________

                          COMMISSION FILE NUMBER:  1-11675


                              TRITON ENERGY LIMITED
             (Exact name of registrant as specified in its charter)


     CAYMAN ISLANDS                                NONE
  --------------------                      -------------------
(State or other jurisdiction                 (I.R.S. Employer
of incorporation or                         Identification No.)
Organization)


    CALEDONIAN HOUSE, JENNETT STREET, P.O. BOX 1043, GEORGE TOWN, GRAND CAYMAN,
                                 CAYMAN ISLANDS
              (Address of principal executive offices and zip code)


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

                                   YES  X             NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                     Number of Shares
       Title of Each Class                    Outstanding at October 29, 1999
Ordinary Shares, par value $0.01 per share              35,752,920
                                              -------------------------------




                     TRITON ENERGY LIMITED AND SUBSIDIARIES
                                      INDEX






PART I.   FINANCIAL INFORMATION                                         PAGE NO.
                                                                        --------

Item 1.   Financial Statements
          Condensed Consolidated Statements of Operations -
            Three and nine months ended September 30, 1999 and 1998         2
          Condensed Consolidated Balance Sheets -
            September 30, 1999 and December 31, 1998                        3
          Condensed Consolidated Statements of Cash Flows -
            Nine months ended September 30, 1999 and 1998                   4
          Condensed Consolidated Statement of Shareholders' Equity -
            Nine months ended September 30, 1999                            5
          Notes to Condensed Consolidated Financial Statements              6
Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                          21
Item 3.   Quantitative and Qualitative Disclosures about Market Risk       32

PART II.  OTHER INFORMATION

Item 3.   Legal Proceedings                                                33
Item 5.   Other Information                                                34
Item 6.   Exhibits and Reports on Form 8-K                                 36





                           PART I. FINANCIAL INFORMATION
                            ITEM 1. FINANCIAL STATEMENTS
                       TRITON ENERGY LIMITED AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)




                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------  ---------------------
                                                         1999        1998      1999       1998
                                                        --------  ---------  ---------  ----------

Sales  and  other  operating  revenues:
  Oil and gas sales                                     $67,295   $ 42,625   $176,087   $ 115,178
  Gain on sale of oil and gas assets                        ---     63,237        ---      63,237
                                                        --------  ---------  ---------  ----------

                                                         67,295    105,862    176,087     178,415
                                                        --------  ---------  ---------  ----------

Costs and expenses:
  Operating                                              20,198     18,299     58,360      55,067
  General and administrative                              5,587      6,405     15,365      20,589
  Depreciation, depletion and amortization               14,748     13,812     45,404      38,695
  Writedown of assets                                       ---        ---        ---     182,672
  Special charges                                         2,377     15,000      3,597      15,000
                                                        --------  ---------  ---------  ----------

                                                         42,910     53,516    122,726     312,023
                                                        --------  ---------  ---------  ----------

        Operating income (loss)                          24,385     52,346     53,361    (133,608)

Gain on sale of Triton Pipeline Colombia                    ---        ---        ---      50,227
Interest income                                           2,599        838      7,837       2,330
Interest expense, net                                    (5,599)    (6,785)   (17,536)    (17,105)
Other income, net                                         1,068      3,595      1,275       6,623
                                                        --------  ---------  ---------  ----------

                                                         (1,932)    (2,352)    (8,424)     42,075
                                                        --------  ---------  ---------  ----------

        Earnings (loss) before income taxes              22,453     49,994     44,937     (91,533)
Income tax expense (benefit)                             10,691      2,786     20,405     (31,591)
                                                        --------  ---------  ---------  ----------

        Net earnings (loss)                              11,762     47,208     24,532     (59,942)
Dividends on preference shares                              181        181     14,126         368
                                                        --------  ---------  ---------  ----------

        Earnings (loss) applicable to ordinary shares   $11,581   $ 47,027   $ 10,406   $ (60,310)
                                                        ========  =========  =========  ==========

Average ordinary shares outstanding                      35,785     36,634     36,263      36,599
                                                        ========  =========  =========  ==========

Basic earnings (loss) per ordinary share                $  0.32   $   1.28   $   0.29   $   (1.65)
                                                        ========  =========  =========  ==========
Diluted earnings (loss) per ordinary share              $  0.20   $   1.28   $   0.29   $   (1.65)
                                                        ========  =========  =========  ==========










     See accompanying Notes to Condensed Consolidated Financial Statements.




                     TRITON ENERGY LIMITED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)







                          ASSETS                                   SEPTEMBER 30,        DECEMBER 31,
                                                                       1999                 1998
                                                                 -----------------   -----------------
                                                                    (UNAUDITED)
Current assets:
  Cash and equivalents                                           $        202,518     $         19,122
  Trade receivables, net                                                   25,360                9,554
  Other receivables                                                        25,022               48,415
  Other assets                                                              7,771                1,655
                                                                 -----------------    -----------------

          Total current assets                                            260,671               78,746
Property and equipment, at cost, less accumulated depreciation
   and depletion of $493,979 for 1999 and $451,986 for 1998               591,148              556,122
Deferred taxes and other assets                                           100,925              121,265
                                                                 -----------------    -----------------

                                                                 $        952,744     $        756,133
                                                                 =================    =================

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings and current maturities of long-term debt $          9,027     $         19,027
  Accounts payable and accrued liabilities                                 54,411               45,892
  Deferred income                                                          17,627               35,254
                                                                 -----------------    -----------------

          Total current liabilities                                        81,065              100,173

Long-term debt, excluding current maturities                              404,455              413,465
Deferred income taxes                                                       7,328                4,169
Other                                                                       5,042               14,519

Shareholders' equity:
  5% Preference shares, stated value $34.41                                 7,214                7,214
  8% Preference shares, stated value $70.00                               363,718              127,575
  Ordinary shares, par value $0.01                                            358                  366
  Additional paid-in capital                                              546,243              575,863
  Accumulated deficit                                                    (460,553)            (485,085)
  Accumulated other non-owner changes in shareholders' equity              (2,126)              (2,126)
                                                                 -----------------    -----------------

          Total shareholders' equity                                      454,854              223,807
Commitments and contingencies (note 10)                                       ---                  ---
                                                                 -----------------    -----------------

                                                                 $        952,744     $        756,133
                                                                 =================    =================











  The Company uses the full cost method to account for its oil and gas producing activities.
     See accompanying Notes to Condensed Consolidated Financial Statements.




                     TRITON ENERGY LIMITED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (IN THOUSANDS)
                                   (UNAUDITED)







                                                                       1999       1998
                                                                    ---------  ----------
Cash flows from operating activities:
  Net earnings (loss)                                               $ 24,532   $ (59,942)
  Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
  Depreciation, depletion and amortization                            45,404      38,695
  Additional proceeds from forward oil sale                           30,000         ---
  Amortization of deferred income                                    (26,440)    (26,440)
  Gain on sale of oil and gas assets                                     ---     (63,237)
  Gain on sale of Triton Pipeline Colombia                               ---     (50,227)
  Writedown of assets                                                    ---     182,672
  Deferred income taxes                                               16,467     (34,250)
  Gain on sale of other assets                                          (605)     (6,905)
  Other                                                                5,461       4,625
  Changes in working capital pertaining to operating activities      (26,504)     21,409
                                                                    ---------  ----------

      Net cash provided by operating activities                       68,315       6,400
                                                                    ---------  ----------

Cash flows from investing activities:
  Capital expenditures and investments                               (74,315)   (140,417)
  Proceeds from sale of oil and gas assets                               ---     142,527
  Proceeds from sale of Triton Pipeline Colombia                         ---      97,656
  Proceeds from sale of other assets                                   2,372      21,170
  Other                                                                2,031      (2,421)
                                                                    ---------  ----------

      Net cash provided (used) by investing activities               (69,912)    118,515
                                                                    ---------  ----------

Cash flows from financing activities:
  Proceeds from revolving lines of credit and long-term debt             ---     152,531
  Payments on revolving lines of credit and long-term debt           (19,027)   (350,178)
  Issuances of 8% preference shares, net                             217,805     116,825
  Issuances of ordinary shares                                           376       2,485
  Repurchase of ordinary shares                                      (11,285)        ---
  Dividends paid on preference shares                                 (3,071)       (368)
  Other                                                                  (85)         (1)
                                                                    ---------  ----------

      Net cash provided (used) by financing activities               184,713     (78,706)
                                                                    ---------  ----------

Effect of exchange rate changes on cash and equivalents                  280        (328)
                                                                    ---------  ----------
Net increase in cash and equivalents                                 183,396      45,881
Cash and equivalents at beginning of period                           19,122      13,451
                                                                    ---------  ----------

Cash and equivalents at end of period                               $202,518   $  59,332
                                                                    =========  ==========







   See accompanying Notes to Condensed Consolidated Financial Statements.


                   TRITON ENERGY LIMITED AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  (IN THOUSANDS)
                                   (UNAUDITED)



OWNER  SOURCES  OF  SHAREHOLDERS'  EQUITY:
  5%  PREFERENCE  SHARES:

     Balance at December 31, 1998                             $   7,214
     Conversion of 5% preference shares                             ---
                                                              ----------

     Balance at September 30, 1999                                7,214
                                                              ----------

  8% PREFERENCE SHARES:
     Balance at December 31, 1998                               127,575
     Issuance of 3,177,500 shares at $70 per share              222,425
     Stock dividend, 196,388 shares at $70 per share             13,747
     Conversion of 8% preference shares                             (29)
                                                              ----------

     Balance at September 30, 1999                              363,718
                                                              ----------

  ORDINARY SHARES:
     Balance at December 31, 1998                                   366
     Repurchase of shares                                            (9)
     Issuances under stock plans                                      1
                                                              ----------

     Balance at September 30, 1999                                  358
                                                              ----------

  ADDITIONAL PAID-IN CAPITAL:
     Balance at December 31, 1998                               575,863
     Dividend, 8% preference shares                             (13,765)
     Repurchase of ordinary shares                              (11,276)
     Transaction costs for issuance of 8% preference shares      (4,620)
     Dividends, 5% preference shares                               (361)
     Other                                                          402
                                                              ----------

     Balance at September 30, 1999                              546,243
                                                              ----------

        TOTAL OWNER SOURCES OF SHAREHOLDERS' EQUITY             917,533
                                                              ----------

NON-OWNER SOURCES OF SHAREHOLDERS' EQUITY:
  ACCUMULATED DEFICIT:
     Balance at December 31, 1998                              (485,085)
     Net earnings                                                24,532
                                                              ----------

     Balance at September 30, 1999                             (460,553)
                                                              ----------

  ACCUMULATED OTHER NON-OWNER CHANGES IN SHAREHOLDERS' EQUITY:
     Balance at December 31, 1998                                (2,126)
     Other non-owner changes in shareholders' equity                ---
                                                              ----------

     Balance at September 30, 1999                               (2,126)
                                                              ----------

        TOTAL NON-OWNER SOURCES OF SHAREHOLDERS' EQUITY        (462,679)
                                                              ----------

TOTAL SHAREHOLDERS' EQUITY AT SEPTEMBER 30, 1999              $ 454,854
                                                              ==========








   See accompanying Notes to Condensed Consolidated Financial Statements.





                              TRITON ENERGY LIMITED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (AMOUNTS IN TABLES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

1.     GENERAL

Triton Energy Limited ("Triton") is an international oil and gas exploration and production company. The term "Company" when used herein means Triton and its subsidiaries and other affiliates through which the Company conducts its business. The Company's principal properties, operations, and oil and gas reserves are located in Colombia, Malaysia-Thailand and Equatorial Guinea. The Company is exploring for oil and gas in these areas, as well as in southern Europe, Africa, and the Middle East. All sales currently are derived from oil and gas production in Colombia.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments of a normal recurring nature necessary to present fairly the Company's financial position as of September 30, 1999, and the results of its operations for the three and nine months ended September 30, 1999 and 1998, its cash flows for the nine months ended September 30, 1999 and 1998, and shareholders' equity for the nine months ended September 30, 1999. The results for the three and nine months ended September 30, 1999, are not necessarily indicative of the final results to be expected for the full year.

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

Each 8% Preference Share is convertible at any time at the option of the holder into four ordinary shares of the Company (subject to certain antidilution protections). Holders of 8% Preference Shares are entitled to receive, when and if declared by the Board of Directors, cumulative dividends at a rate per annum equal to 8% of the liquidation preference of $70 per share, payable for each semi-annual period ending June 30 and December 30 of each year. At the Company's option, dividends may be paid in cash or by the issuance of additional whole shares of 8% Preference Shares. If a dividend is to be paid in additional shares, the number of additional shares to be issued in payment of the dividend will be determined by dividing the amount of the dividend by $70, with amounts in respect of any fractional shares to be paid in cash. The first dividend period was the period from January 4, 1999, to June 30, 1999. The Company's Board of Directors elected to pay the dividend for that period in additional shares resulting in the issuance of 196,388 8% Preference Shares. The declaration of a dividend in cash or additional shares for any period should not be considered an indication as to whether the Board will declare dividends in cash or additional shares in future periods. Holders of 8% Preference Shares are entitled to vote with the holders of ordinary shares on all matters submitted to the shareholders of the Company for a vote, with each 8% Preference Share entitling its holder to a number of votes equal to the number of ordinary shares into which it could be converted at that time.

3.     FORWARD  OIL  SALE

In April 1999, the Company received substantially all of the remaining proceeds, approximately $30 million, from the forward oil sale consummated in May 1995. The delivery requirement under the forward oil sale will be completed March 31, 2000. The remaining deferred income is reported in current liabilities and will be amortized as barrels are delivered through March 31, 2000.

4.     SHARE  REPURCHASE

In April 1999, the Company's Board of Directors authorized a share repurchase program enabling the Company to repurchase up to ten percent of the Company's
36.7 million outstanding ordinary shares. Purchases of ordinary shares by the Company began in April and may be made from time to time in the open market or through privately negotiated transactions at prevailing market prices depending on market conditions. The Company has no obligation to repurchase any of its outstanding shares and may discontinue the share repurchase program at management's discretion. As of September 30, 1999, the Company had purchased 948,300 ordinary shares for $11.3 million. The Company cancelled and returned the repurchased ordinary shares to the status of authorized but unissued shares.

5.     SPECIAL  CHARGES

In September 1999, the Company recognized special charges totaling $2.4 million related to the disposition of an asset.

In July 1998, the Company commenced a plan to restructure the Company's operations, reduce overhead costs and substantially scale back exploration-related expenditures. The plan contemplated the closing of foreign offices in four countries, the elimination of approximately 105 positions, or 41% of the worldwide workforce, and the relinquishment or other disposal of several exploration licenses. As a result of the restructuring, the Company recognized special charges of $15 million during the third quarter of 1998 and $3.3 million during the fourth quarter of 1998 for a total of $18.3 million. Of the $18.3 million in special charges, $14.5 million related to the reduction in workforce, and represented the estimated costs for severance, benefit continuation and outplacement costs, which will be paid over a period of up to two years according to the severance formula. A total of $2.1 million of special charges related to the closing of foreign offices, and represented the estimated costs of terminating office leases and the write-off of related assets. The remaining special charges of $1.7 million primarily related to the write-off of other surplus fixed assets resulting from the reduction in workforce. At September 30, 1999, all of the positions had been eliminated, all designated foreign offices had closed and twelve licenses had been relinquished, sold or their commitments renegotiated. The Company expects to dispose of two other licenses during 1999. Since July 1998, the Company has paid $11.8 million in severance, benefit continuation and outplacement costs. As of September 30, 1999, no changes had been made to the Company's estimate of the total restructuring expenditures to be incurred. At September 30, 1999, the remaining liability related to the restructuring activities undertaken in 1998 was $2.3 million.

In March 1999, the Company accrued special charges of $1.2 million related to an additional 15% reduction in the number of employees resulting from the Company's continuing efforts to reduce costs. The special charges consisted of $1 million for severance, benefit continuation and outplacement costs and $.2 million related to the write-off of surplus fixed assets. Since March 1999, the Company has paid $.6 million in severance, benefit continuation and outplacement costs. At September 30, 1999, the remaining liability related to the restructuring activities undertaken in 1999 was $.4 million.



6.     OTHER INCOME, NET

    Other income, net is summarized as follows:


                                        THREE MONTHS ENDED  NINE MONTHS ENDED
                                          SEPTEMBER 30,       SEPTEMBER 30,
                                       ------------------  ------------------
                                          1999     1998       1999    1998
                                       --------  --------  --------  --------
Change in fair market value of WTI
  benchmark call options               $ 4,214   $   623   $ 6,569   $   543
Equity swap                             (3,044)   (2,146)   (3,804)   (2,900)
Foreign exchange gain (loss)                 8       796    (2,657)    2,519
Gain (loss)  on sale of other assets      (199)    4,978       605     6,905
Other                                       89      (656)      562      (444)
                                       --------  --------  --------  --------

                                       $ 1,068   $ 3,595   $ 1,275   $ 6,623
                                       ========  ========  ========  ========


7.     WRITEDOWN  OF  ASSETS


Writedown  of  assets  in  1998  is  summarized  as  follows:




                                                      NINE MONTHS ENDED
                                                     SEPTEMBER 30, 1998
                                                     -------------------

Evaluated oil and gas properties (SEC ceiling test)  $           105,354
Unevaluated oil and gas properties                                73,890
Other assets                                                       3,428
                                                     -------------------

                                                     $           182,672
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

8.     ASSET  DISPOSITIONS

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

In February 1998, the Company sold Triton Pipeline Colombia, Inc. ("TPC"), a wholly owned subsidiary that held the Company's 9.6% equity interest in the Colombian pipeline company, Oleoducto Central S. A. ("OCENSA"), to an unrelated third party (the "Purchaser") for $100 million. Net proceeds were approximately $97.7 million. The sale resulted in a gain of $50.2 million.

In conjunction with the sale of TPC, the Company entered into an equity swap with a creditworthy financial institution (the "Counterparty"). The equity swap has a notional amount of $97 million and requires the Company to make quarterly floating LIBOR-based payments on the notional amount to the Counterparty. In exchange, the Counterparty is required to make payments to the Company equivalent to 97% of the dividends TPC receives in respect of its equity interest in OCENSA. The equity swap is carried in the Company's financial statements at fair value during its term, which, as amended, will expire April 14, 2000. The value of the equity swap in the Company's financial statements is equal to the estimated fair value of the shares of OCENSA owned by TPC. Because there is no public market for the shares of OCENSA, the Company estimates their value using a discounted cash flow model applied to the distributions expected to be paid in respect of the OCENSA shares. The discount rate applied to the estimated cash flows from the OCENSA shares is based on a combination of current market rates of interest, a credit spread for OCENSA's debt, and a spread to reflect the preferred stock nature of the OCENSA shares. During the nine months ended September 30, 1999 and 1998, the Company recorded an expense of $3.8 million and $2.9 million, respectively, in other income, net, related to the net payments made (or received) under the equity swap and its change in fair value. Net payments made (or received) under the equity swap, and any fluctuations in the fair value of the equity swap, in future periods, will affect other income in such periods. There can be no assurance that changes in interest rates, or in other factors that affect the value of the OCENSA shares and/or the equity swap, will not have a material adverse effect on the carrying value of the equity swap.

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

9.     EARNINGS  PER  ORDINARY  SHARE

For the nine months ended September 30, 1998, the computation of diluted net loss per ordinary share was antidilutive, and therefore, the amounts for basic and diluted net loss per ordinary share were the same.

The following table reconciles the numerators and denominators of the basic and diluted earnings per ordinary share computation for earnings from continuing operations for the three and nine months ended September 30, 1999 and the three months ended September 30, 1998.



                                                INCOME        SHARES      PER-SHARE
                                              (NUMERATOR)  (DENOMINATOR)   AMOUNT
                                              -----------  -------------  ----------
THREE MONTHS ENDED SEPTEMBER 30, 1998:

  Net earnings                                $   47,208
  Less: Preference share dividends                  (181)
                                              -----------

  Earnings available to ordinary shareholders     47,027
    Basic earnings per ordinary share                            36,634   $    1.28
                                                                          ==========
  Effect of dilutive securities:
    8% Preference shares                             ---             79
    Stock options                                    ---             59
    5% Preference shares                             181            212
                                              -----------  -------------
  Earnings available to ordinary shareholders
      and assumed conversions                 $   47,208
                                              ===========
        Diluted earnings per ordinary share                      36,984   $    1.28
                                                           =============  ==========



                                                INCOME        SHARES      PER-SHARE
                                              (NUMERATOR)  (DENOMINATOR)   AMOUNT
                                              -----------  -------------  ---------
THREE MONTHS ENDED SEPTEMBER 30, 1999:

  Net earnings                                $   11,762
  Less: Preference share dividends                  (181)
                                              -----------

  Earnings available to ordinary shareholders     11,581
    Basic earnings per ordinary share                            35,785   $    0.32
                                                           =============  ==========
  Effect of dilutive securities:
    8% Preference shares                             ---         20,784
    Stock options                                    ---             62
                                              -----------  -------------
  Earnings available to ordinary shareholders
      and assumed conversions                 $   11,581
                                              ===========
        Diluted earnings per ordinary share                      56,631   $    0.20
                                                           ============   ==========


                                                INCOME        SHARES      PER-SHARE
                                              (NUMERATOR)  (DENOMINATOR)   AMOUNT
                                              -----------  -------------  ----------
NINE MONTHS ENDED SEPTEMBER 30, 1999:


  Net earnings                                $   24,532
  Less: Preference share dividends               (14,126)
                                              -----------

  Earnings available to ordinary shareholders     10,406
    Basic earnings per ordinary share                            36,263   $    0.29
                                                           =============  ==========
  Effect of dilutive securities:
    Stock options                                   ---              41
                                              -----------  -------------
  Earnings available to ordinary shareholders
      and assumed conversions                 $   10,406
                                              ===========
        Diluted earnings per ordinary share                      36,304   $    0.29
                                                           =============  ==========



At September 30, 1999, 5,195,970 shares of 8% Preference Shares and approximately 209,600 shares of 5% Preference Shares were outstanding. Each 8% Preference Share is convertible any time into four ordinary shares, subject to adjustment in certain events. Each 5% Preference Share is convertible any time into one ordinary share, subject to adjustment in certain events. The 8% Preference Shares and 5% Preference Shares were not included in the computation of diluted earnings per ordinary share where the effect of assuming conversion was antidilutive.

10.     COMMITMENTS  AND  CONTINGENCIES

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

    GUARANTEES

At September 30, 1999, the Company had guaranteed loans of approximately $1.4 million for a Colombian pipeline company, Oleoducto de Colombia S.A., in which the Company has an ownership interest. The Company also guaranteed performance of $16.9 million in future exploration expenditures through September 2001 in various countries. These commitments are backed primarily by unsecured letters of credit.

     LITIGATION

In July through October 1998, eight lawsuits were filed against the Company and Thomas G. Finck and Peter Rugg, in their capacities as Chairman and Chief Executive Officer and Chief Financial Officer, respectively. The lawsuits were filed in the United States District Court for the Eastern District of Texas, Texarkana Division, and have been consolidated and are styled In re: Triton Energy Limited Securities Litigation. They allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and negligent misrepresentation in connection with disclosures concerning the Company's properties, operations, and value relating to a prospective sale of the Company or of all or a part of its assets. The lawsuits seek recovery of an unspecified amount of compensatory and punitive damages and fees and costs.

On September 29, 1999, the court granted the plaintiffs' motion for appointment as lead plaintiffs and for approval of selection of lead counsel. In addition, the court denied the Company's motion to dismiss or transfer for improper venue. On October 14, 1999, the Company filed a motion to dismiss the lawsuits for failure to state a claim.

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

The current suit alleges that the plaintiffs were damaged in amounts aggregating $13 million primarily because of the Company's prosecution of various claims against the plaintiffs as well as its alleged misrepresentations, infliction of emotional distress, and improper accounting practices. The suit seeks specific performance of the arbitration award, damages for alleged fraud and misrepresentation in accounting for Enim field operating results, an accounting for Nordell's 5% net profit interest, and damages for emotional distress and various other alleged torts. The suit seeks interest, punitive damages and attorneys fees in addition to the alleged actual damages. On September 26, 1997, the Company removed the action to the United States District Court for the Central District of California. On August 31, 1998, the district court dismissed all claims asserted by the plaintiffs other than claims for malicious prosecution and abuse of the legal process, which the court held could not be subject to a motion to dismiss. The abuse of process claim was later withdrawn, and the damages sought were reduced to approximately $700,000 (not including punitive damages). The lawsuit was tried and the jury found in favor of the plaintiffs and assessed compensatory damages against the Company in the amount of approximately $700,000 and punitive damages in the amount of approximately $11 million. The Company believes it has acted appropriately and intends to appeal the verdict.

The  Company  is  also subject to litigation that is incidental to its business.


11.     CERTAIN  FACTORS  THAT  COULD  AFFECT  FUTURE  OPERATIONS

Certain information contained in this report, as well as written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise, may be deemed to be "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and are subject to the "Safe Harbor" provisions of that section. Forward-looking statements include statements concerning the Company's and management's plans, objectives, goals, strategies and future operations and performance and the assumptions underlying such forward-looking statements. Forward-looking statements may be identified, without limitation, by the use of the words "anticipates," "estimates," "expects," "believes," "intends," "plans" and similar expressions. These statements include information regarding drilling schedules; expected or planned production capacity; the disposal of licenses; future production of the Fields; completion of development and commencement of production in Malaysia-Thailand; the Company's capital budget and future capital requirements; the Company's meeting its future capital needs; future general and administrative expense and the portion to be capitalized; the Company's realization of its deferred tax asset; the level of future expenditures for environmental costs; the outcome of regulatory and litigation matters; the impact of Year 2000 issues; the estimated fair value of derivative instruments, including the equity swap; the impact of the renegotiation of the production sharing contract in Equatorial Guinea; and proven oil and gas reserves and discounted future net cash flows therefrom. These statements are based on current expectations and involve a number of risks and uncertainties, including those described in the context of such forward-looking statements, as well as those presented below. Actual results and developments could differ materially from those expressed in or implied by such statements due to these and other factors.

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

CERTAIN  FACTORS  RELATING  TO  INTERNATIONAL  OPERATIONS

The Company derives substantially all of its consolidated revenues from international operations. Risks inherent in international operations include the risk of expropriation, nationalization, war, revolution, border disputes, renegotiation or modification of existing contracts, import, export and transportation regulations and tariffs; taxation policies, including royalty and tax increases and retroactive tax claims; exchange controls, currency fluctuations and other uncertainties arising out of foreign government sovereignty over the Company's international operations; laws and policies of the United States affecting foreign trade, taxation and investment; and the possibility of having to be subject to the exclusive jurisdiction of foreign courts in connection with legal disputes and the possible inability to subject foreign persons to the jurisdiction of courts in the United States. To date, the Company's international operations have not been materially affected by these risks.

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

Colombia is among several nations whose progress in stemming the production and transit of illegal drugs is subject to annual certification by the President of the United States. Although the President granted Colombia certification in 1999, Colombia was denied certification in the last two years and only received a national interest waiver for one of those years. There can be no assurance that, in the future, Colombia will receive certification or a national interest waiver. The consequences of the failure to receive certification or a national interest waiver generally include the following: all bilateral aid, except anti-narcotics and humanitarian aid, would be suspended; the Export-Import Bank of the United States and the Overseas Private Investment Corporation would not approve financing for new projects in Colombia; U.S. representatives at multilateral lending institutions would be required to vote against all loan requests from Colombia, although such votes would not constitute vetoes; and the President of the United States and Congress would retain the right to apply future trade sanctions. Each of these consequences could result in adverse economic consequences in Colombia and could further heighten the political and economic risks associated with the Company's operations in Colombia. Any changes in the holders of significant government offices could have adverse consequences on the Company's relationship with the Colombian national oil company and the Colombian government's ability to control guerrilla activities and could exacerbate the factors relating to foreign operations discussed above.

CERTAIN  FACTORS  RELATING  TO  MALAYSIA-THAILAND

The Company is a partner in a significant gas exploration project located in the Gulf of Thailand approximately 450 kilometers (280 miles) northeast of Kuala Lumpur and 750 kilometers (470 miles) south of Bangkok as a contractor under a production-sharing contract covering Block A-18 of the Malaysia-Thailand Joint Development Area. On October 30, 1999, the Company and the other parties to the production-sharing contract for Block A-18 executed a gas sales agreement providing for the sale of the first phase of gas. First sales are scheduled to commence approximately 20 to 24 months following completion and approval of an environmental impact assessment associated with the buyers' pipeline and processing facilities. No assurance can be given as to when such approval will be obtained. A lengthy approval process, or significant opposition to the project, could delay construction and the commencement of gas sales.

In connection with the sale to ARCO of one-half of the shares through which the Company owned its interest in Block A-18, ARCO agreed to pay the future exploration and development costs attributable to the Company's and ARCO's collective interest in Block A-18, up to $377 million or until first production from a gas field. There can be no assurance that the Company's and ARCO's collective share of the cost of developing the project will not exceed $377 million. ARCO also agreed to pay the Company certain incentive payments if certain criteria were met. The first $65 million in incentive payments is conditioned upon having the production facilities for the sale of gas from Block A-18 completed by June 30, 2002. If the facilities are completed after June 30, 2002 but before June 30, 2003, the incentive payment would be reduced to $40 million. A lengthy environmental approval process, or unanticipated delays in construction of the facilities, could result in the Company's receiving a reduced incentive payment or possibly the complete loss of the first incentive payment. In addition, the Company has agreed to share with ARCO some of the risk that the environmental approval might be delayed by agreeing to pay to ARCO $1.25 million per month for each month, if applicable, that first gas sales are delayed beyond 30 months following the commitment to an engineering, procurement and construction contract for the project. The Company's obligation is capped at 24 months of these payments.

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

POSSIBLE  FUTURE  ACQUISITIONS

The Company's strategy includes the possible acquisition of additional reserves, including through possible future business combination transactions. There can be no assurance as to the terms upon which any such acquisitions would be consummated or as to the affect any such transactions would have on the Company's financial condition or results of operations. Such acquisitions, if any, could involve the use of the Company's cash, or the issuance of the Company's debt or equity securities, which could have a dilutive effect on the current shareholders.

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




     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                       LIQUIDITY AND CAPITAL REQUIREMENTS
                       ----------------------------------

     Cash and cash equivalents totaled $202.5 million and $19.1 million at September 30, 1999, and December 31, 1998, respectively. Working capital
(deficit) was $179.6 million at September 30, 1999, compared with ($21.4 million) at December 31, 1998. Current liabilities included deferred income totaling $17.6 million at September 30, 1999 and $35.3 million at December 31, 1998 related to a forward oil sale consummated in 1995.

     The following summary table reflects cash flows for the Company for the nine months ended September 30, 1999 (in thousands):



Net cash provided (used) by operating activities                         $68,315
Net cash provided (used) by investing activities                        $(69,912)
Net cash provided (used) by financing activities                        $184,713



     Operating Activities
     --------------------


          The Company's cash flows provided by operating activities for the nine months ended September 30, 1999, benefited from increased production from the Cusiana and Cupiagua fields (the "Fields") in Colombia and an increased average realized oil price. Gross production from the Fields averaged 434,000 barrels of oil per day ("BOPD") during the first nine months of 1999, compared with 324,000 BOPD during the first nine months of 1998. The average realized oil price increased $2.00 per barrel compared to the same period in 1998. See "Results of Operations." For the year 2000, based on estimates of the operator of the Cusiana and Cupiagua Fields, the Company anticipates oil production, net to Triton, of approximately 14 million barrels.

          In April 1999, the Company received substantially all of the remaining proceeds (approximately $30 million) from the forward oil sale in May 1995, which was included in other receivables at December 31, 1998.

     Investing  Activities
     ---------------------

     The Company's capital expenditures and other capital investments were $74.3 million ($63.8 million excluding capitalized interest) for the nine months ended September 30, 1999, primarily for development of the Fields.

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

     Each 8% Preference Share is convertible at any time at the option of the holder into four ordinary shares of the Company (subject to certain antidilution protections). Holders of 8% Preference Shares are entitled to receive, when and if declared by the Board of Directors, cumulative dividends at a rate per annum equal to 8% of the liquidation preference of $70.00 per share, payable for each semi-annual period ending June 30 and December 30 of each year. At the Company's option, dividends may be paid in cash or by the issuance of additional whole shares of 8% Preference Shares. If a dividend is to be paid in additional shares, the number of additional shares to be issued in payment of the dividend will be determined by dividing the amount of the dividend by $70, with amounts in respect of any fractional shares to be paid in cash. The first dividend period was the period from January 4, 1999, to June 30, 1999. The Company's Board of Directors elected to pay the dividend for that period in additional shares resulting in the issuance of 196,388 8% Preference Shares. The declaration of a dividend in cash or additional shares for any period should not be considered an indication as to whether the Board will declare dividends in cash or additional shares in future periods.

     In April 1999, the Company's Board of Directors authorized a share repurchase program enabling the Company to repurchase up to ten percent of the Company's 36.7 million outstanding ordinary shares. Purchases of ordinary shares by the Company began in April and may be made from time to time in the open market or through privately negotiated transactions at prevailing market prices depending on market conditions. The Company has no obligation to repurchase any of its outstanding shares and may discontinue the share repurchase program at management's discretion. As of September 30, 1999, the Company had purchased 948,300 ordinary shares for $11.3 million.

          During the nine months ended September 30, 1999, the Company repaid borrowings totaling $19 million, including $10 million under unsecured credit facilities that were outstanding at December 31, 1998. At September 30, 1999, all of the Company's unsecured credit facilities had expired.

     Future  Capital  Needs
     ----------------------

     In January 1999, prior to a discovery in Equatorial Guinea, the Company approved a capital spending program for the year ending December 31, 1999, of approximately $117 million, excluding capitalized interest, of which approximately $83 million related to the Cusiana and Cupiagua Fields ($57.2 million through September 30), and $34 million related to the Company's exploration activities in other parts of the world ($6.6 million through September 30). Development of the Cusiana and Cupiagua Fields, including drilling and construction of ancillary production enhancement facilities, will require further capital outlays. The Company expects capital spending to increase in the fourth quarter, primarily as a result of activity in Equatorial Guinea. The Company is continuing its efforts to reduce exploration related capital expenditures in other areas. The Company expects to fund these capital requirements for 1999 with cash flow from operations and cash.

     On October 30, 1999, the Company and the other parties to the production-sharing contract for Block A-18 executed a gas sales agreement providing for the sale of the first phase of gas. First sales are scheduled to commence approximately 20 to 24 months following completion and approval of an environmental impact assessment associated with the buyers' pipeline and processing facilities. No assurance can be given as to when such approval will be obtained. In connection with the sale to ARCO of one-half of the shares through which the Company owned its interest in Block A-18, ARCO agreed to pay the future exploration and development costs attributable to the Company's and ARCO's collective interest in Block A-18, up to $377 million or until first production from a gas field. See "Certain Factors Relating to Malaysia-Thailand" in note 11 of Notes to Condensed Consolidated Financial Statements.

     In October 1999, the Company announced that it had made a potentially significant oil discovery with the Ceiba-1 well in Block G in Equatorial Guinea. The Company spudded an appraisal well, Ceiba-2, in October 1999, and plans to acquire a 3D seismic survey over 880,000 acres (3,600 square kilometers) to define the field and prove up other exploration prospects on the licenses for drilling next year. If the appraisal program is successful, the Company plans to institute a strategy to develop the Ceiba Field, and further explore the Equatorial Guinea licenses, including the drilling of additional wells and the construction of offshore production facilities. The Company believes that its strategy will require significant capital outlays commencing in the year 2000, although the magnitude of the capital requirements cannot be predicted until further appraisal is conducted.

     In conjunction with the sale of Triton Pipeline Colombia, Inc. ("TPC") to an unrelated third party (the "Purchaser") in February 1998, the Company entered into a five year equity swap with a creditworthy financial institution (the "Counterparty"). The issuance to HM4 Triton of the 8% Preference Shares resulted in the right of the Counterparty to terminate the equity swap prior to the end of its five year term. In January 1999, the Counterparty exercised its right and designated April 2000 as the termination date of the equity swap. Upon the expiration of the equity swap in April 2000, the Company expects that the Purchaser will sell the TPC shares. Under the terms of the equity swap with the Counterparty, upon any sale by the Purchaser of the TPC shares, the Company will receive from the Counterparty, or pay to the Counterparty, an amount equal to the excess or deficiency, as applicable, of the difference between 97% of the net proceeds from the Purchaser's sale of the TPC shares and the notional amount of $97 million. There can be no assurance that the value the Purchaser may realize in any sale of the TPC shares will equal the value of the shares estimated by the Company for purposes of valuing the equity swap. The Company has no right or obligation to repurchase the TPC shares at any time, but the Company is not prohibited from offering to purchase the shares if the Purchaser offers to sell them. See "- Results of Operations - Other Income and Expenses" below, note 8 of Notes to Condensed Consolidated Financial Statements, and "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in Triton's Annual Report on Form 10-K for the year ended December 31, 1998.

At September 30, 1999, the Company had guaranteed loans of approximately $1.4 million, which expire September 2000, for a Colombian pipeline company, Oleoducto de Colombia S.A., in which the Company has an ownership interest. The Company also guaranteed performance of $16.9 million in future exploration expenditures through September 2001 in various countries. These commitments are backed primarily by unsecured letters of credit.

The Company expects its capital spending program in the year 2000 to exceed 1999 levels, with the majority of the funds directed towards the Ceiba Field and exploration of the Equatorial Guinea licenses. The Company expects to fund 2000 capital spending with a combination of some or all of the following: cash flow from operations, cash, future credit facilities to be negotiated, and the issuance of debt or equity securities. To facilitate a possible future securities issuance or issuances, the Company has filed with the Securities and Exchange Commission ("SEC") a shelf registration statement under which the Company could issue up to an aggregate of $250 million debt or equity securities when the registration statement becomes effective.

                              RESULTS OF OPERATIONS
                              ---------------------



Sales volumes and average prices realized were as follows:



                                            THREE MONTHS ENDED  NINE MONTHS ENDED
                                              SEPTEMBER 30,        SEPTEMBER 30,
                                           ------------------  ------------------
                                             1999       1998     1999       1998
                                           -------     ------  -------     ------
Sales volumes:
  Oil (MBbls), excluding forward oil sale    3,091      2,620    9,481       6,585
  Forward oil sale (MBbls delivered)           762        762    2,287       2,287
                                           -------     ------  -------     -------
     Total                                   3,853      3,382   11,768       8,872
                                           =======     ======  =======     =======

  Gas (MMcf)                                   121        109      336         376

Weighted average price realized:
  Oil (per Bbl) (1)                        $ 17.44     $12.57  $ 14.94     $ 12.94
  Gas (per Mcf)                            $  0.88    $  0.91  $  0.88     $  1.01


  (1) Includes  the  effect  of  barrels  delivered  under  the  forward  oil  sale that are recognized in revenue at  $11.56  per  barrel.



              THREE MONTHS ENDED SEPTEMBER 30, 1999,
        COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998


   Sales  and  Other  Operating  Revenues
   --------------------------------------

     Oil and gas sales for the third quarter of 1999 totaled $67.3 million, a 58% increase from the third quarter of 1998, due to higher average realized oil prices and higher production. The average realized oil price increased $4.87 per barrel, or 39%, resulting in an increase in revenues of $18.7 million compared to the same period in 1998. Oil production, including production related to barrels delivered under the forward oil sale, increased 14% in third quarter 1999, compared to the prior-year quarter, resulting in an increase in revenues of $5.9 million. Gross production from the Fields averaged 433,000 BOPD for the third quarter 1999, compared to 359,000 BOPD for the prior-year quarter. The increased production was primarily due to the start-up in late 1998 of two 100,000 BOPD oil-production units at the Cupiagua central processing facility.

     As a result of financial and commodity market transactions settled during the three months ended September 30, 1999, the Company's risk management program resulted in lower revenues of approximately $9.6 million than if the Company had not entered into such transactions. Additionally, the Company has hedged its WTI price on a significant portion of its remaining projected 1999 oil production. See "Item 3. Quantitative and Qualitative Disclosures about Market Risk."

     In August 1998, the Company sold to a subsidiary of ARCO for $150 million, one-half of the shares of the subsidiary through which the Company owned its 50% share of Block A-18 in the Malaysia-Thailand Joint Development Area. The sale resulted in an aftertax gain of $63.2 million.

   Costs  and  Expenses
   --------------------

     Operating expenses increased $1.9 million in 1999 and depreciation, depletion and amortization increased $.9 million, primarily due to higher production volumes, including barrels delivered under the forward oil sale. The Company pays lifting costs, production taxes and transportation costs to the Colombian port of Covenas for barrels to be delivered under the forward oil sale. The Company's operating costs per equivalent-barrel, which include field operating expenses, pipeline tariffs and production taxes, improved from $5.76 in 1998, to $5.28 in 1999, primarily due to higher production volumes.
Oleoducto Central S.A. ("OCENSA") pipeline tariffs totaled $13.9 million or $3.66 per barrel, and $12.6 million or $3.99 per barrel in 1999 and 1998, respectively. OCENSA imposes a tariff on shippers from the Fields (the "Initial Shippers"), which is estimated to recoup: the total capital cost of the project over a 15-year period; its operating expenses, which include all Colombian taxes; interest expense; and the dividend to be paid by OCENSA to its shareholders. Any shippers of crude oil who are not Initial Shippers are assessed a premium tariff on a per-barrel basis, and OCENSA will use revenues from such tariffs to reduce the Initial Shippers' tariff.

     General and administrative expense before capitalization decreased $3.8 million, or 35%, to $7.1 million in 1999. Capitalized general and administrative costs were $1.5 million and $4.5 million in 1999 and 1998, respectively. General and administrative expenses, and the portion capitalized, decreased as a result of restructuring activities undertaken during the second half of 1998 and March 1999.

     In September 1999, the Company recognized special charges totaling $2.4 million related to the disposition of an asset.

     In July 1998, the Company commenced a plan to restructure the Company's operations, reduce overhead costs and substantially scale back exploration-related expenditures. The plan contemplated the closing of foreign offices in four countries, the elimination of approximately 105 positions, or 41% of the worldwide workforce, and the relinquishment or other disposal of several exploration licenses. As a result of the restructuring, the Company recognized special charges of $15 million during the third quarter of 1998 and $3.3 million during the fourth quarter of 1998 for a total of $18.3 million. Of the $18.3 million in special charges, $14.5 million related to the reduction in workforce, and represented the estimated costs for severance, benefit continuation and outplacement costs, which will be paid over a period of up to two years according to the severance formula. A total of $2.1 million of special charges related to the closing of foreign offices, and represented the estimated costs of terminating office leases and the write-off of related assets. The remaining special charges of $1.7 million primarily related to the write-off of other surplus fixed assets resulting from the reduction in workforce. At September 30, 1999, all of the positions had been eliminated, all designated foreign offices had closed and twelve licenses had been relinquished, sold or their commitments renegotiated. The Company expects to dispose of two other licenses during 1999. Since July 1998, the Company has paid $11.8 million in severance, benefit continuation and outplacement costs. As of September 30, 1999, no changes had been made to the Company's estimate of the total restructuring expenditures to be incurred. At September 30, 1999, the remaining liability related to the restructuring activities undertaken in 1998 was $2.3 million.

     In March 1999, the Company accrued special charges of $1.2 million related to an additional 15% reduction in the number of employees resulting from the Company's continuing efforts to reduce costs. The special charges consisted of $1 million for severance, benefit continuation and outplacement costs and $.2 million related to the write-off of surplus fixed assets. Since March 1999, the Company has paid $.6 million in severance, benefit continuation and outplacement costs. At September 30, 1999, the remaining liability related to the restructuring activities undertaken in 1999 was $.4 million.

   Other  Income  and  Expenses
   ----------------------------

     Gross interest expense for 1999 and 1998 totaled $9.2 million and $11.9 million, respectively, while capitalized interest for 1999 decreased $1.5 million to $3.6 million. The decrease in gross interest expense is due to lower outstanding borrowings resulting from the repayment of primarily all outstanding borrowings under bank credit facilities in the third quarter of 1998. Capitalized interest decreased primarily due to the writedown of unevaluated property totaling $73.9 million in June 1998 and a sale of 50% of the Company's Block A-18 project in August 1998.

     Other income, net included an unrealized gain of $4.2 million and $.6 million in 1999 and 1998, respectively, representing the change in the fair value of the call options purchased in 1995, in anticipation of the forward oil sale. In 1998, the Company recognized a gain of $5 million on the sale of other assets. In addition, the Company recorded expense of $3 million in 1999 and $2.1 million in 1998 in other income, net, related to the net payments made under the equity swap entered into in conjunction with the sale of TPC and the change in its fair value. Net payments made (or received) under the equity swap, and any fluctuations in the fair values of the call options and the equity swap, in future periods will affect other income in such periods. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in Triton's Annual Report on Form 10-K for the year ended December 31, 1998.

   Income  Taxes
   -------------

     The income tax provisions for 1999 and 1998 included deferred tax expense of $9.3 million and $1.5 million, respectively. Current taxes related to the Company's Colombian operations totaled $1.4 million and $1.3 million in 1999 and 1998, respectively.


                      NINE MONTHS ENDED SEPTEMBER 30, 1999,
               COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998

   Sales  and  Other  Operating  Revenues
   --------------------------------------

     Oil and gas sales in 1999 totaled $176.1 million, a 53% increase from the prior year, due to higher production and higher average realized oil prices. Oil production, including production related to barrels delivered under the forward oil sale, increased 33% in 1999, compared to the prior year, resulting in an increase in revenues of $37.6 million. Gross production from the Fields averaged 434,000 BOPD in 1999, compared to 324,000 in 1998. The average realized oil price increased $2.00 per barrel, or 15%, resulting in an increase in revenues of $23.4 million compared to the same period in 1998.

     As a result of financial and commodity market transactions settled during the nine months ended September 30, 1999, the Company's risk management program resulted in lower revenues of approximately $12.1 million than if the Company had not entered into such transactions. Additionally, the Company has hedged its WTI price on a significant portion of its remaining projected 1999 oil production. See "Item 3. Quantitative and Qualitative Disclosures about Market Risk."

   Costs  and  Expenses
   --------------------

     Operating expenses increased $3.3 million in 1999, and depreciation, depletion and amortization increased $6.7 million, primarily due to higher production volumes, including barrels delivered under the forward oil sale. The Company's operating costs per equivalent-barrel improved from $6.44 in 1998, to $5.11 in 1999, primarily due to higher production volumes. OCENSA pipeline tariffs totaled $39.9 million or $3.52 per barrel, and $38.2 million or $4.51 per barrel in 1999 and 1998, respectively. This improvement to operating cost on a per equivalent-barrel basis was partially offset by an increase in production taxes of $2 million or $.14 per barrel in 1999.

     General and administrative expense before capitalization decreased $17 million, or 45%, to $21.1 million in 1999. Capitalized general and administrative costs were $5.8 million and $17.5 million in 1999 and 1998, respectively. General and administrative expenses, and the portion capitalized, decreased as a result of restructuring activities undertaken during the second half of 1998 and March 1999.

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

   Other  Income  and  Expenses
   ----------------------------

     In February 1998, the Company sold TPC, a wholly owned subsidiary that held the Company's 9.6% equity interest in the Colombian pipeline company, OCENSA, to an unrelated third party (the "Purchaser") for $100 million. Net proceeds were approximately $97.7 million. The sale resulted in a gain of $50.2 million.

     Gross interest expense for 1999 and 1998 totaled $28 million and $36.9 million, respectively, while capitalized interest for 1999 decreased $9.3 million to $10.5 million. The decrease in gross interest expense is due to lower outstanding borrowings resulting from the repayment of primarily all outstanding borrowings under bank credit facilities in the third quarter of 1998. Capitalized interest decreased primarily due to the writedown of unevaluated property totaling $73.9 million in June 1998 and a sale of 50% of the Company's Block A-18 project in August 1998.

     Other income, net included a foreign exchange gain (loss) of ($2.7 million) and $2.5 million in 1999 and 1998, respectively. In 1998, the Company recognized gains of $6.9 million on the sale of other assets. During 1999 and 1998, the Company recorded an unrealized gain of $6.6 million and $.5 million, respectively, representing the change in the fair value of the call options purchased in anticipation of a forward oil sale. In addition, during 1999 and 1998, the Company recorded expense of $3.8 million and $2.9 million, respectively, in other income, net, related to the net payments made under the equity swap entered into in conjunction with the sale of TPC and the change in its fair value. Net payments made (or received) under the equity swap, and any fluctuations in the fair values of the call options and the equity swap, in future periods will affect other income in such periods. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in Triton's Annual Report on Form 10-K for the year ended December 31, 1998.

   Income  Taxes
   -------------

     The income tax provisions for 1999 and 1998 included deferred tax expense (benefit) of $16.5 million and ($34.3 million), respectively. The benefit recognized in 1998 related to the writedown of oil and gas properties. Current taxes related to the Company's Colombian operations totaled $3.9 million and $2.6 million in 1999 and 1998, respectively.

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

     The Company has completed its assessment of Year 2000 readiness of its internal computerized systems. In addition, the Company has substantially completed remediation procedures and the testing of newly upgraded systems to ensure compliance with Year 2000 date recognition and has developed contingency plans.

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

The Company also relies on other oil and gas partners, vendors, and financial institutions in its daily operations. The Company believes it has identified those third-party relationships that could have a material adverse effect on the Company's results of operations and financial position should their computerized systems not be compliant for the Year 2000. The Company has surveyed third parties on their readiness for the Year 2000 and has established appropriate alternatives where noncompliance may pose a risk to the Company's operations.

The Company does not believe that the costs to resolve any Year 2000 issues will be material. To date, the Company has incurred approximately $250,000 on Year 2000 matters and it expects that the total cost, primarily consulting fees, will not exceed $300,000.

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

               Certain Factors That Could Affect Future Operations
               ---------------------------------------------------

     Certain information contained in this report, as well as written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise, may be deemed to be "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and are subject to the "Safe Harbor" provisions of that section. Forward-looking statements include statements concerning the Company's and management's plans, objectives, goals, strategies and future operations and performance and the assumptions underlying such forward-looking statements. Forward-looking statements may be identified, without limitation, by the use of the words "anticipates," "estimates," "expects," "believes," "intends," "plans" and similar expressions. These statements include information regarding drilling schedules; expected or planned production capacity; the disposal of licenses; future production of the Fields; completion of development and commencement of production in Malaysia-Thailand; the Company's capital budget and future capital requirements; the Company's meeting its future capital needs; future general and administrative expense and the portion to be capitalized; the Company's realization of its deferred tax asset; the level of future expenditures for environmental costs; the outcome of regulatory and litigation matters; the impact of Year 2000 issues; the estimated fair value of derivative instruments, including the equity swap; the impact of the renegotiation of the production sharing contract in Equatorial Guinea; and proven oil and gas reserves and discounted future net cash flows therefrom. These statements are based on current expectations and involve a number of risks and uncertainties, including those described in the context of such forward-looking statements, and in notes of Notes to Condensed Consolidated Financial Statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to these and other factors.



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

     With respect to the sale of oil to be produced by the Company, the Company has entered into an oil price collar with a creditworthy counterparty to establish a weighted average minimum WTI benchmark price of $14.25 per barrel and a maximum of $15.40 per barrel on 300,000 barrels per month during the period from October through December 1999, for an aggregate of 900,000 barrels. As a result, to the extent the average monthly WTI price exceeds $15.40, the Company will pay the counterparty the difference between the average monthly WTI price and $15.40, and to the extent that the average monthly WTI price is below $14.25, the counterparty will pay the Company the difference between the average monthly WTI price and $14.25. In addition, the Company established a weighted average WTI fixed price of $16.92 for an aggregate of 600,000 barrels of production during the period from October through December 1999, under its marketing agreement with a third party.

     The Company entered into oil price collars with creditworthy counterparties for January 2000 through June 2000. The collars establish a weighted average minimum WTI benchmark price of $18.80 per barrel and a maximum of $24.05 per barrel for an aggregate of 3,000,000 barrels during the period from January 2000 through June 2000.

     During the nine months ended September 30, 1999, markets provided the Company the opportunity to realize WTI benchmark oil prices on average $4.57 per barrel (excluding forward oil sale and Ecopetrol reimbursement barrels) above the WTI benchmark oil price the Company set as part of its 1999 annual plan. As a result of financial and commodity market transactions settled during the nine months ended September 30, 1999, the Company's risk management program resulted in an average net realization of approximately $1.45 per barrel lower than if the Company had not entered into such transactions.


                           PART II. OTHER INFORMATION


ITEM  3.  LEGAL  PROCEEDINGS

     In July through October 1998, eight lawsuits were filed against the Company and Thomas G. Finck and Peter Rugg, in their capacities as Chairman and Chief Executive Officer and Chief Financial Officer, respectively. The lawsuits were filed in the United States District Court for the Eastern District of Texas, Texarkana Division, and have been consolidated and are styled In re: Triton Energy Limited Securities Litigation. They allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and negligent misrepresentation in connection with disclosures concerning the Company's properties, operations, and value relating to a prospective sale of the Company or of all or a part of its assets. The lawsuits seek recovery of an unspecified amount of compensatory and punitive damages and fees and costs.

     On September 29, 1999, the court granted the plaintiffs' motion for appointment as lead plaintiffs and for approval of selection of lead counsel. In addition, the court denied the Company's motion to dismiss or transfer for improper venue. On October 14, 1999 the Company filed a motion to dismiss the lawsuits for failure to state a claim.

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

     The current suit alleges that the plaintiffs were damaged in amounts aggregating $13 million primarily because of the Company's prosecution of various claims against the plaintiffs as well as its alleged misrepresentations, infliction of emotional distress, and improper accounting practices. The suit seeks specific performance of the arbitration award, damages for alleged fraud and misrepresentation in accounting for Enim field operating results, an accounting for Nordell's 5% net profit interest, and damages for emotional distress and various other alleged torts. The suit seeks interest, punitive damages and attorneys fees in addition to the alleged actual damages. On September 26, 1997, the Company removed the action to the United States District Court for the Central District of California. On August 31, 1998, the district court dismissed all claims asserted by the plaintiffs other than claims for malicious prosecution and abuse of the legal process, which the court held could not be subject to a motion to dismiss. The abuse of process claim was later withdrawn, and the damages sought were reduced to approximately $700,000 (not including punitive damages). The lawsuit was tried and the jury found in favor of the plaintiffs and assessed compensatory damages against the Company in the amount of approximately $700,000 and punitive damages in the amount of approximately $11 million. The Company believes it has acted appropriately and intends to appeal the verdict.

     The Company is also subject to litigation that is incidental to its business.

ITEM  5.  OTHER  INFORMATION

     Equatorial  Guinea
     ------------------

     The Company is a party to two production-sharing contracts covering contiguous blocks (Blocks F and G) with the Republic of Equatorial Guinea. The Company is the operator, with an 85% contract interest, and Energy Africa Equatorial Guinea Limited has the remaining 15% contract interest. The Blocks cover approximately 1.3 million acres located offshore and southwest of the town of Bata in water depths of up to 5,200 feet.

     Recent  Drilling  Results

     In October 1999, the Company announced that it had made a potentially significant oil discovery in the Ceiba Field in Block G. On test, the Ceiba-1 (formerly Mbini-1) well flowed 12,401 barrels of oil per day (BOPD) of 30 degree oil from one zone over an interval of 160 feet with a flowing tubing pressure of 897 pounds per square inch. Test results were constrained by the capacity of surface testing equipment. Analysis of wireline logs and core data indicates a gross oil column of 742 feet in the well with net oil-bearing pay of 314 feet in four zones. The Ceiba-1 well was drilled to a total depth of approximately 9,700 feet in approximately 2,200 feet of water, located 22 miles off the continental coast in Block G. The well will be maintained as a potential future producer.

     In October 1999, the Company spudded the Ceiba-2 appraisal well. The well is located approximately one mile to the southwest of the Ceiba-1 discovery well, and is expected to take approximately one month to complete. The Ceiba-2 well is designed to confirm the Ceiba-1 discovery, better define the Ceiba Field and its commercial viability, and provide technical information to support early development of the Ceiba Field. Acquisition of a regional 3D seismic survey covering approximately 880,000 acres (3,600 square kilometers) is scheduled to commence immediately following completion of the Ceiba-2 well and continue into early 2000. Seismic acquisition will initially be focussed on the Ceiba Field area. If the appraisal program is successful, the Company plans to institute a strategy to develop the Ceiba Field, and further explore the Equatorial Guinea licenses, including the drilling of additional wells and the construction of offshore production facilities.

     Contract  Terms

     The contracts provide that if there is a commercial discovery of an oil or gas field on a Block, the contract will remain in existence as to that field for a period of 30 years, in the case of oil, or 40 years, in the case of gas, from the date the Ministry of Mines and Energy approves the discovery as commercial. Any further discoveries of formations that underlie or overlie that field, or other deposits found within the extension of that field, will be included with that field and be subject to the original 30 or 40 year term, as applicable.

     The Company will be required to relinquish 30% of each contract's original area by the end of the third year of the contract, and an additional 20% of the remaining contract area by the end of the fifth year of the contract, provided that the Company will not be required to surrender an area that includes a commercial field or a discovery that has not then been declared commercial.

     The Company can extend the exploration period of each contract for additional one-year periods, up to a total of eight years from the effective date of the contract, if it agrees to certain operational commitments for those periods.

     Under the current terms of the Company's Production Sharing Contracts, the Republic of Equatorial Guinea is entitled to a royalty as to each field. The royalty is 10% for up to the first 100 million barrels of oil produced, 12.5% for greater than 100 million barrels of oil up to 300 million barrels of oil produced, and 15% for greater than 300 million barrels of oil produced. After making the royalty payments, the Company is entitled to receive the production until it recovers its costs, such capital costs to be depreciated and recovered over a four year period. After the Company recovers its costs, the Republic of Equatorial Guinea is entitled to receive a share of production based on the rate of return realized by the Company under the contract. The contracts provide that the government's share of production will vary from 0%, where the Company's rate of return is less than 18%, to 55% where the Company's rate of return is greater than or equal to 40%. The Republic of Equatorial Guinea has notified the Company that the government would like to renegotiate certain terms of the contracts, but the Company does not expect any material adverse economic impact on the Company.

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



  3.1  Memorandum  of  Association.  (1)
  3.2  Articles of Association. (1)
  4.1  Specimen Share Certificate of Ordinary Shares, $.01 par value, of the Company. (2)
  4.2  Rights Agreement dated as of March 25, 1996, between Triton and The Chase
       Manhattan Bank, as Rights Agent, including, as Exhibit A thereto, Resolutions establishing the Junior Preference Shares. (1)
  4.3  Resolutions Authorizing the Company's 5% Convertible Preference Shares. (3)
  4.4  Amendment No. 1 to Rights Agreement dated as of August 2, 1996, between Triton
       Energy Limited and The Chase Manhattan Bank, as Rights Agent. (4)
  4.5  Amendment No. 2 to Rights Agreement dated as of August 30, 1998, between Triton
       Energy Limited and The Chase Manhattan Bank, as Rights Agent. (5)
  4.6  Unanimous Written Consent of the Board of Directors authorizing a Series of
       Preference Shares. (6)
  4.7  Amendment No. 3 to Rights Agreement dated as of January 5, 1999, between Triton
       Energy Limited and The Chase Manhattan Bank, as Rights Agent. (7)
 10.1  Amended and Restated  Retirement Income Plan. (8)
 10.2  Amendment to the Retirement Income Plan dated August 1, 1998. (9)
 10.3  Amendment to Amended and Restated Retirement Income Plan dated
       December 31, 1996. (10)
 10.4  Amended and Restated Supplemental Executive Retirement Income Plan. (11)
 10.5  1981 Employee Non-Qualified Stock Option Plan. (12)
 10.6  Amendment No. 1 to the 1981 Employee Non-Qualified Stock Option Plan. (13)
 10.7  Amendment No. 2 to the 1981 Employee Non-Qualified Stock Option Plan. (12)
 10.8  Amendment No. 3 to the 1981 Employee Non-Qualified Stock Option Plan. (8)
 10.9  1985 Stock Option Plan. (14)
10.10  Amendment No. 1 to the 1985 Stock Option Plan. (12)
10.11  Amendment No. 2 to the 1985 Stock Option Plan. (8)
10.12  Amended and Restated 1986 Convertible Debenture Plan. (8)
10.13  1988 Stock Appreciation Rights Plan. (15)
10.14  1989 Stock Option Plan. (16)
10.15  Amendment No. 1 to 1989 Stock Option Plan. (12)
10.16  Amendment No. 2 to 1989 Stock Option Plan. (8)
10.17  Second Amended and Restated 1992 Stock Option Plan.(17)
10.18  Form  of  Amended  and  Restated  Employment  Agreement with
       Triton  Energy  Limited and certain officers. (11)
10.19  Amended and Restated Employment Agreement among Triton Energy Limited, Triton
       Exploration Services, Inc. and Robert B. Holland, III. (6)
10.20  Form of Amended and Restated Employment Agreement among Triton Energy Limited,
       Triton Exploration Services, Inc. and each of Peter Rugg and Al E. Turner. (6)
10.21  Letter Agreement among Triton Energy Limited, Triton Exploration Services,  Inc.
       and Robert B. Holland, III dated December 17, 1998. (27)
10.22  Letter Agreement among Triton Energy Limited, Triton Exploration Services,  Inc.
       and Peter Rugg dated December 10, 1998. (27)
10.23  Form of Bonus Agreement between Triton Exploration Services,  Inc. and each of
       Al E. Turner, Robert B. Holland, III, and Peter Rugg dated July 15, 1998. (27)
10.24  Amended and Restated 1985 Restricted Stock Plan. (8)
10.25  First Amendment to Amended and Restated 1985 Restricted Stock Plan. (18)
10.26  Second Amendment to Amended and Restated 1985 Restricted Stock Plan. (17)
10.27  Executive Life Insurance Plan. (19)
10.28  Long Term Disability Income Plan. (19)
10.29  Amended and Restated Retirement Plan for Directors. (14)
10.30  Contract for Exploration and Exploitation for Santiago de Atalayas I with an effective date of July 1, 1982, between Triton Colombia, Inc., and Empresa Colombiana
       De Petroleos. (14)
10.31  Contract for Exploration and Exploitation for Tauramena with an effective date of July
       4, 1988, between Triton Colombia, Inc., and Empresa Colombiana De Petroleos. (14)
10.32  Summary of Assignment legalized by Public Instrument No. 1255 dated September 15,
       1987 (Assignment is in Spanish language). (15)
10.33  Summary of Assignment legalized by Public Instrument No. 1602 dated June 11, 1990
       (Assignment is in Spanish language). (15)
10.34  Summary of Assignment legalized by Public Instrument No. 2586 dated September 9,
       1992 (Assignment is in Spanish language). (15)
10.35  401(K) Savings Plan. (8)
10.36  Amendment to the 401(k) Savings Plan dated August 1, 1998. (9)
10.37  Amendment to 401(k) Savings Plan dated December 31, 1996. (10)
10.38  Contract between Malaysia-Thailand and Joint Authority and Petronas Carigali
       SDN.BHD. and Triton Oil Company of Thailand relating to Exploration and Production of  Petroleum for Malaysia-Thailand Joint Development Area Block A-18. (20)
10.39  Triton Crude Purchase Agreement between Triton Colombia, Inc. and Oil Co., LTD.
       dated May 25, 1995. (21)
10.40  Credit Agreement among Triton Colombia, Inc., Triton Energy Corporation,
       NationsBank, N.A. (Carolinas) and Export-Import Bank of the United States. (18)
10.41  Amendment No. 1 to Credit Agreement among Triton Colombia, Inc., Triton Energy
       Corporation, NationsBank, N.A. (Carolinas) and Export-Import Bank of the United
       States. (18)
10.42  Amendment  No.  2 to Credit Agreement among Triton Colombia, Inc., Triton Energy
       Corporation, NationsBank, N.A. (Carolinas) and Export-Import Bank of the United
       States. (17)
10.43  Amendment No. 3 to Credit Agreement among Triton Colombia, Inc., Triton Energy
       Corporation, NationsBank, N.A. (Carolinas) and Export-Import Bank of the United
       States. (10)
10.44  Form of Indemnity Agreement entered into with each director and officer of the
       Company. (6)
10.45  Description of Performance Goals for Executive Bonus Compensation. (22)
10.46  Stock Purchase Agreement dated September 2, 1997, between The Strategic
       Transaction Company and Triton International Petroleum, Inc. (11)
10.47  Fourth Amendment to Stock Purchase Agreement dated February 2, 1998, between
       The Strategic Transaction Company and Triton International Petroleum, Inc. (11)
10.48  Amended and Restated 1997 Share Compensation Plan. (27)
10.49  First Amendment to Amended and Restated Retirement Plan for Directors. (11)
10.50  First Amendment to Second Amended and Restated 1992 Stock Option Plan. (23)
10.51  Second Amendment to Second Amended and Restated 1992 Stock Option Plan. (11)
10.52  Amended and Restated Indenture dated July 25, 1997, between Triton Energy
       Limited and The Chase Manhattan Bank. (24)
10.53  Amended and Restated First Supplemental Indenture dated July 25, 1997, between
       Triton Energy Limited and The Chase Manhattan Bank relating to the 8 3/4%
       Senior Notes due 2002. (24)
10.54  Amended and Restated Second Supplemental Indenture dated July 25, 1997, between Triton Energy Limited and The Chase Manhattan Bank relating to the
       9 1/4% Senior Notes due 2005. (24)
10.55  Share Purchase Agreement dated July 17, 1998 ,among Triton Energy Limited, Triton
       Asia Holdings, Inc., Atlantic Richfield Company and ARCO JDA Limited. (9)
10.56  Shareholders Agreement dated August 3, 1998, among Triton Energy Limited, Triton
       Asia Holdings, Inc., Atlantic Richfield Company, and ARCO JDA Limited. (9)
10.57  Stock Purchase Agreement dated as of August 31, 1998, between Triton Energy
       Limited and HM4 Triton, L.P. (6)
10.58  Shareholders Agreement dated as of September 30, 1998, between Triton Energy
       Limited and HM4 Triton, L.P. (6)
10.59  Financial Advisory Agreement dated as of September 30, 1998, between Triton Energy
       Limited and Hicks, Muse & Co. Partners, L.P. (6)
10.60  Monitoring and Oversight Agreement dated as of September 30, 1998, between Triton
       Energy Limited and Hicks, Muse & Co. Partners, L.P. (6)
10.61  Severance Agreement dated as of July 15, 1998, between Thomas G. Finck and Triton
       Energy Limited. (6)
10.62  Severance Agreement dated April 9, 1999, made and entered into by and among Triton
       Energy Limited, Triton Exploration Services, Inc. and Peter Rugg. (28)
10.63  Consulting and Non-Compete Agreement dated April 9, 1999, made and entered into by and between Triton Exploration Services, Inc. and Peter Rugg. (28)
10.64  Third Amendment to Amended and Restated 1985 Restricted Stock Plan. (28)
10.65  Amendment to Triton Exploration Services, Inc. Retirement Income Plan. (29)
10.66  Amendment to the Triton Exploration Services, Inc. Supplemental Executive
       Retirement Plan. (29)
10.67  Third Amendment to the Second Amended and Restated 1992 Stock Option Plan. (29)
10.68  First Amendment to the Amended and Restated 1997 Share Compensation Plan. (29)
10.69  Amended and Restated Employment Agreement dated July 15, 1998 among
       Triton Exploration Services, Inc., Triton Energy Limited and A.E. Turner, III. (29)
10.70  Amended Employment Agreement among Triton Exploration Services, Inc.,
       Triton Energy Limited and certain officers. (29)
10.71  Second Amendment to Retirement Plan for Directors. (29)
10.72  Amendment to Triton Exploration Services, Inc. 401 (k) Savings Plan. (29)
10.73  Amendment No. 1 to Shareholders Agreement between Triton Energy Limited
       And HM4 Triton. (29)
10.74  Amendment No. 4 to the 1981 Employee Nonqualified Stock Option Plan. (29)
10.75  Amendment No. 3 to the 1985 Stock Option Plan. (29)
10.76  Amendment No. 3 to the 1989 Stock Option Plan. (29)
10.77  Supplemental Letter Agreement dated October 28, 1999, among Triton Energy
       Limited, Triton Asia Holdings, Inc., Atlantic Richfield Company, and ARCO JDA
       Limited.  (30)
10.78  Gas Sales Agreement dated October 30, 1999 among the Malaysia-Thailand Joint
       Authority, and Petronas Carigali (JDA) Sdn Bhd, Triton Oil Company of Thailand,
       Triton Oil Company of Thailand (JDA) Limited, as Sellers, and with Petroleum
       Authority of Thailand and Petroliam Nasional Berhad, as Buyers. (30)
12.1   Computation of Ratio of Earnings to Fixed Charges. (30)
12.2   Computation of Ratio of Earnings to Combined Fixed Charges and Preference
       Dividends. (30)
27.1   Financial Data Schedule. (30)
99.1   Heads of Agreement for the Supply of Gas from Block A-18 of the Malaysia-Thailand
       Joint Development Area. (10)
99.2   Rio Chitamena Association Contract. (25)
99.2   Rio Chitamena Purchase and Sale Agreement. (25)
99.3   Integral Plan - Cusiana Oil Structure. (25)
99.4   Letter Agreements with co-investor in Colombia. (25)
99.5   Colombia Pipeline Memorandum of Understanding. (25)
99.6   Amended and Restated Oleoducto Central S.A. Agreement dated as of March 31,
       1995. (26)


---------------

(1)  Previously filed as an exhibit to the Company's Registration Statement on Form S-3
     (No 333-08005) and incorporated herein by reference.
(2)  Previously filed as an exhibit to the Company's Registration Statement on Form 8-A dated March 25, 1996, and incorporated herein by reference.
(3)  Previously filed as an exhibit to the Company's and Triton Energy Corporation's
     Registration Statement on Form S-4 (No. 333-923) and incorporated herein by reference.
(4)  Previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A
     (Amendment No. 1) dated August 14, 1996, and incorporated herein by reference.
(5)  Previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A
     (Amendment No. 2) dated October 2, 1998, and incorporated herein by reference.
(6)  Previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on
     Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.
(7)  Previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A
     (Amendment No. 3) dated January 31, 1999, and incorporated herein by reference.
(8)  Previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form
     10-Q for the quarter ended November 30, 1993, and incorporated by reference herein.
(9)  Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
     quarter ended June 30, 1998, and incorporated herein by reference.
(10) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
     quarter ended March 31, 1998, and incorporated herein by reference.
(11) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.
(12) Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
     10-K for the fiscal year ended May 31, 1992 ,and incorporated herein by reference.
(13) Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
     10-K for the fiscal year ended May 31, 1989, and incorporated by reference herein.
(14) Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
     10-K for the fiscal year ended May 31, 1990, and incorporated herein by reference.
(15) Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
     10-K for the fiscal year ended May 31, 1993, and incorporated by reference herein.
(16) Previously  filed  as an exhibit to Triton Energy Corporation's Quarterly Report  on
     Form  10-Q  for  the quarter ended November 30, 1988, and incorporated herein by reference.
(17) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
     quarter ended March 31, 1996, and incorporated herein by reference.
(18) Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
     10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.
(19) Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
     10-K for the fiscal year ended May 31, 1991, and incorporated herein by reference.
(20) Previously filed as an exhibit to Triton Energy Corporation's current report on Form
     8-K dated April 21, 1994, and incorporated by reference herein.
(21) Previously filed as an exhibit to Triton Energy Corporation's Current Report on Form
     8-K dated May 26, 1995, and incorporated herein by reference.
(22) Previously filed as an exhibit to the Company's Annual Report on Form
     10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.
(23) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
     quarter ended March 31, 1997, and incorporated herein by reference.
(24) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
     quarter ended June 30, 1997, and incorporated herein by reference.
(25) Previously filed as an exhibit to Triton Energy Corporation's current report on Form
     8-K/A dated July 15, 1994, and incorporated by reference herein.
(26) Previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form
     10-Q for the quarter ended June 30, 1995, and incorporated herein by reference.
(27) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference
(28) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference.
(29) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference.
(30) Filed herewith.






(b) Reports  on  Form  8-K

    Form 8-K dated September 29, 1999 and filed October 8, 1999 regarding oil discovery in Equatorial Guinea and litigation update.





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


                                              TRITON  ENERGY  LIMITED




                                              By: /s/ Bernard Gros-Dubois
                                                  -----------------------------
                                                  Bernard Gros-Dubois
                                                  Vice President
                                                  (Principal Accounting and
                                                   Financial Officer)


Date:   November  12,  1999