Form 10-K
period 1999-12-31
TRITON ENERGY LTD
filed 2000-03-10
CIK 1009404

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K
(Mark  One)
 (    X    )        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED: December 31, 1999

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

     CALEDONIAN  HOUSE
  JENNETT  STREET,  P.O.  BOX  1043
       GEORGE  TOWN
GRAND  CAYMAN,  CAYMAN  ISLANDS                                  NONE
(Address  of  principal  executive  offices)                    (Zip Code)

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

                                       None.


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING  REQUIREMENTS  FOR  THE  PAST  90  DAYS.  YES    [   X   ]     NO    [
                                                         --------
]
     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K (SECTION 229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS
FORM  10-K  OR  ANY  AMENDMENT  TO  THIS  FORM  10-K.  [                  ]
                                                                  ---------
     THE AGGREGATE MARKET VALUE OF THE OUTSTANDING ORDINARY SHARES HELD BY NON-AFFILIATES OF THE REGISTRANT AT MARCH 7, 2000 (FOR SUCH PURPOSES ONLY, ALL DIRECTORS AND EXECUTIVE OFFICERS ARE PRESUMED TO BE AFFILIATES) WAS APPROXIMATELY $1.0 BILLION, BASED ON THE CLOSING SALES PRICE OF $30.25 ON THE NEW YORK STOCK EXCHANGE.

     AS OF MARCH 7, 2000, 35,944,174 ORDINARY SHARES OF THE REGISTRANT WERE OUTSTANDING.

                       DOCUMENTS INCORPORATED BY REFERENCE
     PORTIONS OF THE PROXY STATEMENT PERTAINING TO THE 2000 ANNUAL MEETING OF SHAREHOLDERS OF TRITON ENERGY LIMITED ARE INCORPORATED BY REFERENCE INTO PART III HEREOF.






                              TRITON ENERGY LIMITED

                                TABLE OF CONTENTS




Form 10-K Item                                                                         Page
--------------                                                                         ----

PART I
     ITEMS 1. and 2.  Business and Properties                                            2
     ITEM 3.          Legal Proceedings                                                 20
     ITEM 4.          Submission of Matters to a Vote of Security Holders               22

PART II
     ITEM 5.          Market for Registrant's Common Equity and Related
                      Stockholder Matters                                               23
     ITEM 6.          Selected Financial Data                                           29
     ITEM 7.          Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                             30
     ITEM 7.A.        Quantitative and Qualitative Disclosures about Market Risk        43
     ITEM 8.          Financial Statements and Supplementary Data                       46
     ITEM 9.          Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure                                              46

PART III
     ITEM 10.         Directors and Executive Officers of the Registrant                47
     ITEM 11.         Executive Compensation                                            47
     ITEM 12.         Security Ownership of Certain Beneficial Owners and Management    47
     ITEM 13.         Certain Relationships and Related Transactions                    47

PART IV
     ITEM 14.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K  48




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

     The Company conducts substantially all of its exploration and production operations outside the United States. All of the Company's sales are currently derived from oil and gas production in Colombia. For a discussion of certain political, economic and other uncertainties associated with operations in foreign countries, particularly in the oil and gas business, see note 19 of Notes to Consolidated Financial Statements.

     Triton Energy Limited was incorporated in the Cayman Islands in 1995 to become the parent holding company of Triton Energy Corporation, a corporation formed in Texas in 1962 and reincorporated in Delaware in 1995. The terms "Company" and "Triton" when used in this report mean Triton Energy Limited and its subsidiaries and other affiliates through which Triton conducts its business, unless the context otherwise implies. The Company's principal executive offices are located at Caledonian House, Jennett Street, George Town, Grand Cayman, Cayman Islands, and its telephone number is (345) 949-0050. Information regarding the Company can be obtained by contacting the Company's Investor Relations department at Triton Energy, 6688 North Central Expressway, Suite 1400, Dallas, Texas 75206, telephone number (214) 691-5200, or at the Company's web site, www.tritonenergy.com.

OIL  AND  GAS  PROPERTIES

     Through various subsidiaries and affiliates, the Company has participating interests in exploration licenses in Latin America, Southeast Asia, Africa, Europe and the Middle East. The following is intended to describe the Company's interests in these licenses and recent operations over these licenses.

Colombia
--------

Santiago de Las Atalayas, Tauramena and Rio Chitamena Contract Areas

     The Company holds a 12% interest in the Santiago de Las Atalayas ("SDLA"), Tauramena and Rio Chitamena contract areas, covering approximately 66,000, 36,300 and 6,700 acres, respectively, where an active development program is being carried out in the Cusiana and Cupiagua fields. The area is located approximately 160 kilometers (100 miles) northeast of Bogota in the Andean foothills of the Llanos Basin area in eastern Colombia. Triton's partners in these areas are Empresa Colombiana De Petroleos ("Ecopetrol"), the Colombian national oil company, with a 50% interest, and subsidiaries of BP/Amoco ("BP") and TotalFina SA ("TOTAL"), each with a 19% interest. BP is the operator. Triton's interest is 12%, and its net revenue interest is approximately 9.6% after governmental royalties. Triton's net revenue is reduced by up to 0.36% pursuant to an agreement with an original co-investor, subject to Triton being reimbursed for a proportionate share of related expenditures.

     Contract Terms. The Company and its private partners have secured the right
     ---------------
to produce oil and gas from the SDLA and Tauramena contract areas through the years 2010 and 2016, respectively, and from the Rio Chitamena contract area through 2015 or 2019, depending on contract interpretation. In July 1994, Triton, BP, TOTAL and Ecopetrol entered into an Integral Plan for the Unified Exploitation of the Cusiana Oil Structure in the SDLA, Tauramena and Rio Chitamena Association Contract Areas to develop the Cusiana oil structure in a technically efficient and cooperative manner. The plan contemplates that the parties' interests will be determined over three consecutive periods of time. Until the expiration of the SDLA contract in 2010, petroleum produced from the unified area will be owned by the parties according to their interests in each contract area.

     In the first quarter of 2005, the parties will engage an independent party to determine the original barrels of oil equivalent ("BOE") of petroleum in place under the unified area and under each contract area. Then a "tract factor" will be calculated for each contract area. Each tract factor will be the amount of original BOEs of petroleum in place under the particular contract area as a percentage of the total original BOEs under the unified area. Each party's unified area interest during the second period (commencing from the expiration of the SDLA contract in 2010) and during the final period (commencing from the termination of the second contract to termination) will be the aggregate of that party's interest in each remaining contract area multiplied by the tract factor for each such contract area.

     Recent  Operating  Activity.  In the Cusiana field, during 1999, Triton and
     ---------------------------
its working interest partners completed an additional six wells, bringing the total completions to 43 producing wells, 13 gas injection wells and four water injection wells. The gas injection wells recycle to the Mirador formation most of the gas that is associated with the oil production to increase the oil recoverable during the life of the field. The water injection wells inject the field's produced water into the Barco and Guadalupe formations for disposal and pressure maintenance. There are currently four drilling rigs operating in the Cusiana field to drill production, water and gas injection wells. The Company expects that five wells will be completed during 2000.

     During 1999, in the Cupiagua field, including the Cupiagua South extension of the field discovered in January 1998, Triton and its working interest partners completed an additional eight wells, bringing the total completions to 24 producing wells and seven gas injection wells. There are currently three drilling rigs operating in the Cupiagua field on the SDLA contract area to drill production, water and gas injection wells. The Company expects that nine wells will be completed during 2000.

     Recetor  Contract  Area

     In 1999, the Company acquired a 20% interest in the Recetor contract area, covering approximately 70,215 acres. The area is located adjacent to and north of the SDLA contract area and includes an extension of the Cupiagua field. Triton's partners in these areas are BP, with a 63.3% interest, and, Inaquimicas, with a 16.7% interest. BP is the operator. The Company's interest is subject to certain government royalties and the right of Ecopetrol to acquire up to a 50% interest in the contract upon declaration of commerciality. The contract provides the Company and its private partners the right to produce oil and gas from the Recetor contract area through the year 2017.

     In January 2000, Triton and its working interest partners completed the Liria YD-2 well on the extension of the Cupiagua field in the Recetor contract area. The well reached total depth of 16,953 feet and will be tested into the Cupiagua Central Processing Facility (CPF). The Company expects that Ecopetrol will grant commerciality and the well will be put on production into the Cupiagua CPF provided the working interest partners reach agreement with the SDLA working interest partners. There is currently one drilling rig operating in the Recetor contract area. The Company expects that at least one additional well will be drilled in the Recetor contract area in 2000.

     Production  Facilities  and  Pipelines

     The production facilities in the Cusiana and Cupiagua fields have been completed. The components of the Cusiana CPF consist of a long term test facility, four early production units, and two 80,000 barrels of oil per day ("BOPD") production trains, which brought the production capacity of the Cusiana CPF to approximately 320,000 BOPD. Currently, the production of the Cusiana field is limited by the gas handling capacity of the Cusiana CPF of about 1,400 million cubic feet of gas per day.

     The components of the Cupiagua CPF consist of two 100,000 BOPD production trains, which process the condensate and gas production from the Cupiagua producing wells. The gas handling capacity of the Cupiagua CPF is approximately 1,300 million cubic feet of gas per day.

     Crude oil and condensate produced from the Cusiana and Cupiagua fields, as well as crude oil from other third parties, are transported to the Caribbean port of Covenas through the 832-kilometer (520-mile) pipeline system operated by Oleoducto Central S. A. ("OCENSA"). OCENSA is a Colombian company formed by Triton Pipeline Colombia, Inc., a wholly owned subsidiary of the Company until its sale in February 1998, Ecopetrol, BP Colombia Pipelines Ltd., Total Pipeline Colombie, S.A., IPL Enterprises (Colombia) Inc. and TCPL International Investments Inc.

     Gross production from the Cusiana and Cupiagua fields has reached over 500 million barrels of oil since production commenced, and averaged approximately 430,000 BOPD during 1999. Based on estimates of the operator of the Cusiana and Cupiagua fields, the Company believes that combined Cusiana and Cupiagua oil production will be approximately 8% to 11% lower in 2000 than in 1999, although there can be no assurance that actual production will equal that amount.

     Other  Contract  Areas  in  Colombia

     Triton owns a 100% interest (before certain royalties and government participation) in the El Pinal license, which covers approximately 36,000 acres approximately 330 kilometers (205 miles) north of Bogota. In the southern part of El Pinal, Triton discovered and confirmed the Liebre field with two wells (the Liebre-1 and -2). Liebre-1 ceased production in June 1998 while Liebre-2 continues to produce approximately 160 BOPD.
     During 1999, in the Guayabo A and B licenses, the Company drilled an unsuccessful exploratory well and conducted a surface geology program in satisfaction of its commitments. The Company has relinquished its interest in these areas.

     Malaysia-Thailand
     -----------------

     In Block A-18 of the Malaysia-Thailand Joint Development Area in the Gulf of Thailand, the Company and its partners have discovered eight natural gas fields - known as the Bulan, Bumi, Bumi East, Cakerawala, Samudra, Senja, Suriya, and Wira fields. The Company owns its interest through a company owned one half by Triton and one half by a subsidiary of Atlantic Richfield Company ("ARCO"). The operator is Carigali-Triton Operating Company Sdn. Bhd. ("CTOC"), a company owned by Triton and ARCO, through their jointly owned company, and Petronas Carigali (JDA) Sdn. Bhd. ("Carigali"), a subsidiary of the Malaysian national oil company.

     Block A-18 is located in the Gulf of Thailand in an area known as the Malaysia-Thailand Joint Development Area. The contract area in the Gulf of Thailand, which encompasses approximately 731,000 acres, had been the subject of overlapping claims between Malaysia and Thailand. The two countries established the Malaysia-Thailand Joint Authority (the "MTJA") to administer the development of the Joint Development Area. In April 1994, Triton entered into a production-sharing contract with the MTJA and Carigali. Triton previously held a license from Thailand that covered part of the Joint Development Area.

     Contract  Terms

     The term of the production-sharing contract is 35 years, subject to possible relinquishment of certain areas and subject to the treaty between Malaysia and Thailand creating the MTJA remaining in effect. Triton and its partners have the right to explore for oil and gas for the first eight years of the contract. The contract provides that if there is a discovery of natural gas (not associated with crude oil), the contractors will submit to the MTJA a development plan for the field. If the MTJA accepts the plan, the contractors would have the right to hold that gas field without production for an additional five-year period, but not beyond the tenth anniversary of the contract. The contractors would then have a five-year period to develop the field, and have the right to produce gas from the field for 20 years plus a number of years equal to the number of years, if any, prior to the end of the holding period that gas production commenced (or until the termination of the contract, if earlier). The contract requires the contractors to drill two exploratory wells before April 2002.

     For a discovery of an oil field, the contract grants to the operators the right to produce oil from the field for 25 years (or until the termination of the contract, if earlier). Any areas not developed and producing within the periods provided will be relinquished.

     As oil and gas are produced, the MTJA is entitled to a 10% royalty. A portion of each unit of production is considered "cost oil" or "cost gas" and will be allocated to the contractors to the extent of their recoverable costs, with the balance considered "profit oil" or "profit gas" to be divided 50% to the MTJA and 50% to the contractors (i.e., 25% to Carigali and 25% to the company jointly owned with ARCO). The portion that will be considered "cost gas" for production from the Cakerawala and Bulan fields is a maximum of 60%. The Cakerawala and Bulan fields are the fields planned for first-phase development. The portion that will be considered "cost gas" for production from the other fields is a maximum of 50%. There is an additional royalty attributable to Triton's and ARCO's joint interest equal to 0.75% of Block A-18 production. Tax rates imposed by the MTJA on behalf of the governments of Malaysia and Thailand are 0% for the first eight years of production, 10% for the next seven years of production and 20% for any remaining production.

     The Company's agreements with ARCO require ARCO to pay the future exploration and development costs attributable to the Company's and ARCO's collective interest in Block A-18, up to $377 million or until first production from a gas field, after which the Company and ARCO would each pay 50% of such costs. The agreements provide that the Company will recover its investment in recoverable costs in the project, approximately $100 million, and that ARCO will recover its investment in recoverable costs, on a first-in, first-out basis from the cost recovery portion of future production. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and
note  2  of  Notes  to  Consolidated  Financial  Statements.

     Gas  Sales  Agreement

     In October 1999, the Company and the other parties to the production-sharing contract for Block A-18 executed a gas sales agreement providing for the sale of the first phase of gas. The sales agreement provides for gas deliveries over a term concurrent with the production-sharing contract and contemplates initial deliveries of 195 million cubic feet of gas (MMCF) per day for the first six months of the agreement, and 390 MMCF per day for a period of twenty years. The sales agreement includes a take-or-pay provision that specifies that the buyers must take a minimum of 90% of the annual daily contract quantity and the sellers must be able to deliver a maximum of 110% of the daily contract quantity. Delivery is made at the offshore production platform.

     The price for gas will be adjusted annually for changes in the US Consumer Price Index, the Producer Price Index for Oil Field and Gas Field Machinery and Tools, and medium fuel oil (180 CST) in Singapore. The price is calculated annually and will apply to sales over the succeeding twelve months. All calculations and payments are in U.S. dollars. The base price is $2.30 per mmbtu. To give the buyers incentive to accelerate the timing of the delivery of the gas, the sales agreement gives the buyers a discount of 5% after 500 billion cubic feet has been delivered and a discount of 10% after an aggregate of 1.3 trillion cubic feet has been delivered.

     The sales agreement provides that the initial delivery date will be a date to be agreed upon by the sellers and the buyers between April 1, 2002 and June 30, 2002. If the parties do not agree on a date for initial delivery, the agreement provides that the date will be deemed to be June 30, 2002.

     By the first delivery date, the sellers will be required to have completed the facilities necessary to meet its delivery obligations. The MTJA had previously approved the field development plan for the Cakerawala field in December 1997. CTOC has begun field development work and has awarded several contracts for long lead-time equipment, including CO2 removal, structural steel, refrigeration, power generation and gas compression. In March 2000, CTOC awarded the contract for engineering, procurement and construction (EPC) of three wellhead platforms, a production platform with living quarters platform, a riser platform and a floating storage and off-loading vessel for oil and condensate. The initial development plan calls for 35 development wells.

     The buyers currently do not have in place facilities necessary to transport and process the gas. While it is not a requirement of the sales agreement, the buyers anticipate constructing pipeline and processing facilities onshore Thailand to accept deliveries of the gas. The sales agreement does recognize that the buyers' downstream facilities will require that certain environmental approvals be obtained before the buyers' facilities can be constructed. The agreement provides that, if a delay in obtaining the necessary environmental approvals results in a delay of the completion of the buyers' downstream facilities, this will be treated as a force majeure event and will excuse the buyers from their take or pay obligations for the length of the delay. The Company can give no assurance as to when the environmental approvals will be obtained, and a lengthy approval process, or significant opposition to the project, could delay construction and the commencement of gas sales.

     Notwithstanding a possible future delay in the buyers' environmental approvals process, in order to meet the June 30, 2002 deadline, the sellers are committed to, or will be required to commit to, significant expenditures, including the EPC contract. Although ARCO is committed to pay all development costs associated with Block A-18 up to $377 million, the Company has agreed to provide some compensation to ARCO in the event that gas sales are delayed by agreeing to pay to ARCO $1.25 million per month for each month, if applicable, that first gas sales are delayed beyond 30 months following commitment to the EPC contract. The Company's obligation is capped at 24 months of these payments.

     Equatorial  Guinea
     ------------------

     The Company signed production-sharing contracts in March 1997 covering two contiguous blocks (Blocks F and G) with the Republic of Equatorial Guinea. The contracts became effective in April 1997. During 1999, the Company announced an oil discovery, the Ceiba field, in Block G, and confirmed the significance of the discovery with the Ceiba-2 appraisal well.

     The contracts give the Company the right to explore and develop an area covering approximately 1.3 million acres located offshore and southwest of the town of Bata in water depths of up to 5,200 feet. The Company is the operator and Energy Africa Equatorial Guinea Limited is the Company's partner. Currently, the Company's contract interest is 85% and Energy Africa's contract interest is 15%, but these interests are subject to the renegotiation of the contracts as discussed below.

     Contract  Terms

     Currently, the Company's commitments under the production-sharing contracts for the contract year ending April 2001 are to drill at least one exploration well, and a second exploration well contingent upon the Company identifying an additional structure it believes is a drillable prospect. The Company can extend the exploration period of each contract for three additional one-year periods if it agrees to certain operational commitments for those periods, including the drilling of at least one exploration well, and a second exploration well contingent upon the Company identifying an additional structure it believes is a drillable prospect. The Company is required to relinquish 30% of each contract's original area by April 2000, and an additional 20% of the remaining contract area by the end of April, provided that the Company will not be required to surrender an area that includes a commercial field or a discovery that has not then been declared commercial. The area or areas to be surrendered is to be designated by the Company, provided that, where possible, each area is of sufficient size and convenient shape to permit petroleum operations.

     The contracts provide that if there is a commercial discovery of an oil or gas field on a block, the contract will remain in existence as to that field for a period of 30 years, in the case of oil, or 40 years, in the case of gas, from the date the Ministry of Mines and Energy approves the discovery as commercial. Any further discoveries of formations that underlie or overlie that field, or other deposits found within the extension of that field, will be included with that field and be subject to the original 30 or 40 year term, as applicable. The Ministry approved the Ceiba field as commercial in December 1999.

     Under the current terms of the Company's production-sharing contracts, the Republic of Equatorial Guinea is entitled to a royalty as to each field. The royalty is 10% for up to the first 100 million barrels of oil produced, 12.5% for greater than 100 million barrels of oil up to 300 million barrels of oil produced, and 15% for greater than 300 million barrels of oil produced. After making the royalty payments, the Company is entitled to receive the production until it recovers its costs, such capital costs to be depreciated and recovered over a four year period. After the Company recovers its costs, the Republic of Equatorial Guinea is entitled to receive a share of production based on the rate of return realized by the Company under the contract. The contracts provide that the government's share of production will vary from 0%, where the Company's rate of return is less than 18%, to 55% where the Company's rate of return is greater than or equal to 40%.

     At the request of the Republic of Equatorial Guinea, the Company and its partner are negotiating amendments to certain terms of the contracts with the government. The parties have signed a memorandum of understanding reflecting the revised terms, and negotiations of definitive amendments are continuing. The memorandum of understanding provides that the government would receive a 5% carried participating interest, and its royalty would vary based on average daily production, ranging from 11% to 16%. After making the royalty payments, the contractors would be entitled to receive up to 70% of the production until they recover their costs. Production not allocated to the contractors for cost recovery would be allocated between the contractors and the government based on cumulative production, with the government's share ranging from 20% to 60%, to the extent production exceeds certain levels. This share of production is in addition to the share the government would receive through its 5% carried participating interest. The implementation of the revised terms of the contract is subject to the negotiation and execution of definitive amendments, but there can be no assurance as to whether, or when, such definitive amendments will be executed.

     Recent  Operating  Activity

     During 1999, the Company announced an oil discovery, the Ceiba field, in Block G, and confirmed the significance of the discovery with the Ceiba-2 appraisal well. On test, the Ceiba-1 well flowed 12,401 barrels of oil per day
(BOPD) of 30 degree oil from one zone over an interval of 160 feet with a flowing tubing pressure of 897 pounds per square inch. Test results were constrained by the capacity of surface testing equipment. Analysis of wireline logs and core data indicates a gross oil column of 742 feet in the well with net oil-bearing pay of 314 feet in four zones. The Ceiba-1 well was drilled to a total depth of approximately 9,700 feet in approximately 2,200 feet of water, located 22 miles off the continental coast.

     The Ceiba-2 well was drilled approximately one mile to the southwest and 342 feet down-dip of the Ceiba-1 discovery well. The well encountered net oil-bearing pay of 300 feet in a single, continuous column. In addition, the well confirmed the oil-water contact found in Ceiba-1, and demonstrated lateral reservoir continuity and connectivity. The well is located 22 miles off the continental coast and was drilled to a total depth of 8,744 feet in 2,347 feet of water. The Company elected not to flow test the well based on wireline logs, extensive coring and pressure data, as well as Ceiba-1 flow-test results.

     The Company intends to maintain both the Ceiba-1 and Ceiba-2 wells as potential future producers.

     The Company has acquired a 1,025,000-acre (4,200 square kilometer) 3D seismic survey, out of the total 1.3 million acres, to assist in delineating the extent of the Ceiba field, identify drilling locations for the appraisal/production wells, and better define other exploration prospects on the
blocks.      The  Company  is  in  the  process  of  evaluating  the  data.

     The Company intends to accelerate its exploration, appraisal and development drilling activities through implementation of a two-rig drilling program. The drilling program provides for up to ten wells: four firm well commitments and six optional wells. The rigs will be used to:

- Complete the Ceiba-1 and -2 wells as oil producers.
- Drill and complete two Ceiba field appraisal/production wells, Ceiba-3 and Ceiba-4.
- Drill two exploration wells, one each on Blocks F and G.
- At the option of the Company, drill a combination of up to six additional development, appraisal and/or exploration wells.

     Plan  of  Development

     In January 2000, the Company received notice from the Ministry of Mines and Energy of the Republic of Equatorial Guinea that the Ministry had approved Triton's plan of development for the Ceiba field. The plan of development provides for initial or phase one production of 52,000 BOPD utilizing a floating production storage and offloading (FPSO) system, although there can be no assurance that actual production will be at this level. Selection of a FPSO-based development concept was designed to allow for accelerated development of the Ceiba field. Specifications call for the FPSO vessel to provide storage for two million barrels of oil and initial processing capacity of up to 60,000 barrels of oil per day. The FPSO vessel can also be expanded cost effectively through the addition of incremental processing capacity, to accommodate up to 240,000 barrels of oil per day.

     As part of this initial phase of development, four sub-sea production wells are scheduled to be completed and connected through flow lines to the FPSO, including the Ceiba-1 and Ceiba-2 wells.

     Based on discussions held to date with development contractors, the Company is targeting first oil production to occur by year end, although the Company can give no assurance that it will meet this target. The Company believes that due to transportation and preliminary assays of the quality of the crude oil, the oil from the Ceiba field will sell at a discount to Brent crude.

     Greece
     ------

     The Company has signed two leases with Hellenic Petroleum, the national oil company of Greece, with the Company having an 88% interest in each lease and Hellenic Petroleum the remaining 12% interest. The Gulf of Patraikos contract area covers approximately 402,000 acres (after a contractually-required relinquishment in 1999) located offshore between the western coast of Greece and the offshore Ionian islands of Lefkas, Kefalonia and Zakynthos in water depths of up to 1,700 feet. The lease provides a primary exploration term expiring in September 2001 with a commitment of 1,000 kilometers (625 miles) of new 2D seismic and the drilling of one exploratory well for a total expenditure of not less than $13.5 million. The Company has reprocessed approximately 3,000 kilometers (1,900 miles) of existing 2D seismic and acquired approximately 1,000 kilometers (625 miles) of 2D seismic and gravity in January 2000.

     The Aitoloakarnania contract area covers approximately 658,000 acres (after a contractually-required relinquishment in 1999) located onshore in western Greece. The lease provides a primary exploration term expiring in June 2000 with a commitment of 200 kilometers of 2D seismic and the drilling of two exploratory wells for a total expenditure of not less than $13.25 million. The Company has reprocessed approximately 660 kilometers (410 miles) of existing 2D seismic and acquired approximately 200 kilometers (125 miles) of new 2D seismic. The Company plans to drill the commitment wells this year although the Company may attempt to negotiate amendments to these commitments.

     Italy
     -----

     The Company holds interests in six licenses in Italy comprising three offshore blocks in the Adriatic Sea and three onshore blocks in the Southern Apennines.

     The Company has a 47% interest in each of the contiguous DR71 and DR72 licenses covering approximately 369,400 acres (after a contractually required relinquishment in 1999) in the Adriatic Sea located 45 kilometers (28 miles) offshore the city of Brindisi. Triton's partner in these licenses is Enterprise Oil Italiana, S.p.A. ("Enterprise"), the operator, with a 53% interest. During 1998, the Company and its working interest partners drilled the Giove-1 well. The well was drilled to a total depth of 3,458 feet but was prematurely abandoned due to a gas blowout and mechanical failure. A replacement well, Giove-2, was drilled to a total depth of 4,285 feet and encountered oil and gas. Additional work is required to evaluate the commercial potential of the licenses. During 1999, a subsidiary of ExxonMobil withdrew from its interest in the licenses and the Company and Enterprise each received its proportionate share of ExxonMobil's interest.
     In 1998, Triton acquired a 20% interest in the FR33AG offshore license. The license covers approximately 71,600 acres and is adjacent to the DR71 and DR72 licenses. Eni S.p.A. is operator, with a 50% interest, and Enterprise holds the remaining 30% interest. The license provides a primary exploration term expiring in September 2004 with a commitment of 250 kilometers (156 miles) of new 2D seismic and the drilling of one exploratory well.

     In the southern Apennine Mountains, the Company has an interest in three contiguous licenses, Fosso del Lupo, Valsinni and Masseria de Sole, covering approximately 58,000 acres in the Matera province. The Company is the operator, with a 50% interest, and a subsidiary of ARCO holds the remaining 50% interest. The licenses provide a primary exploration term expiring in August 2002 and were amended in 1999 to provide a combined work commitment of approximately 50 kilometers (31 miles) of new 2D seismic and the drilling of one exploratory well. In connection with the amendment, the Company relinquished approximately 40% of the acreage. The Company acquired the 50 kilometers of seismic data over the license area in 1999.

     Oman
     ----

     In 1998, the Company signed a production-sharing contract for Block 40, covering approximately 1.3 million acres located offshore in the Straits of Hormuz. The contract provides an exploration term expiring in June 2001 with a commitment of the drilling of one exploratory well. The Company is the operator with a 50% contract interest and Atlantis Holding Norway AS is the Company's partner with a 50% interest.

     Triton has completed the reprocessing and interpretation of 4,083 kilometers (2,546 miles) of existing 2D seismic, and completed the acquisition of a 620 square kilometer 3D seismic survey in January 2000. The Company expects that it will process and interpret this data during 2000 and drill an exploratory well in early 2001.

     Madagascar
     ----------

     The Company has signed a production-sharing contract with the Office of National Mines and Strategic Industries in Madagascar for the Ambilobe Block, covering approximately 4.3 million acres. The block is located directly offshore from Ambilobe in water depths of up to 11,500 feet. The Company has acquired approximately 3,000 kilometers (1,875 miles) of 2D seismic.

     Ecuador
     -------

     In 1999, the Company assigned its 55% interest in Block 19 in the Oriente Basin to Vintage Petroleum Ecuador, Inc. The assignment is subject to approval of the Ministry of Energy and Mines.

RESERVES

     The following table sets forth a summary of the Company's estimated proved oil and gas reserves at December 31, 1999, and is based on separate estimates of the Company's net proved reserves prepared by:

- the independent petroleum engineers, DeGolyer and MacNaughton, with respect to the proved reserves in the Cusiana and Cupiagua fields in Colombia,

- the independent petroleum engineers, Netherland, Sewell & Associates, Inc., with respect to the proved reserves in the Ceiba field in Equatorial Guinea,

- the internal petroleum engineers of the operating company, Carigali-Triton Operating Company (CTOC) with respect to the proved reserves in Malaysia-Thailand on Block A-18 in the Gulf of Thailand, and

- the Company's internal petroleum engineers with respect to the proved reserves in the Liebre field in Colombia.

     For additional information regarding the Company's reserves, including the standardized measure of future net cash flows, see note 23 of Notes to Consolidated Financial Statements. Oil reserves data include natural gas liquids and condensate.

     Net  proved  reserves  at  December  31,  1999,  were:





                                          PROVED                PROVED                  TOTAL
                                         DEVELOPED            UNDEVELOPED              PROVED
                                    -------------------  ----------------------  ------------------
                                       OIL        GAS        OIL         GAS       OIL       GAS
                                     (MBBLS)    (MMCF)     (MBBLS)      (MMCF)   (MBBLS)    (MMCF)
                                    ----------  -------  ------------  --------  --------  --------

Colombia (1)                          91,859    11,566      33,712       ---     125,571    11,566
Malaysia-Thailand (2)                  ---        ---       13,223     553,862    13,223   553,862
Equatorial Guinea                      ---        ---       32,033       ---      32,033     ---
                                    ----------  -------  ------------  --------  --------  --------

        Total                         91,859    11,566      78,968     553,862   170,827   565,428
                                    ==========  =======  ============  ========  ========  ========

____________________

(1) Includes liquids to be recovered from Ecopetrol as reimbursement for precommerciality expenditures.
(2) As of December 31, 1999, gas sales had not yet commenced. The proved gas reserves are calculated using the base price in the gas sales agreement of $2.30. The base price is subject to annual adjustments based on various indices. There can be no assurance as to what the actual price will be when gas sales commence. See "Item 1. Business and Properties - Malaysia-Thailand."

     Reserve  quantities  are estimates and there are a number of uncertainties.

     Reserve estimates are approximate and may be expected to change as additional information becomes available. In addition there are inherent uncertainties in making reserve estimates, such as the following:

- the Company, and if applicable the independent engineers, must make certain assumptions and projections based on engineering data;

- there  are  uncertainties  inherent  in  interpreting  engineering  data;

- the Company, and if applicable the independent engineers, must project future rates of production and the timing of development expenditures;

- reservoir engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way; and

- the accuracy of reserve estimates is a function of the quality of available data and of engineering and geological interpretation and judgment.

     Accordingly, the Company cannot give any assurance that the Company will ultimately produce the quantity of reserves set forth in the table, and the Company cannot give any assurance that the proved undeveloped reserves will be developed within the periods anticipated.

     The Company has not filed any estimates of total proved net oil or gas reserves with, or included estimates of total proved net oil or gas reserves in any report to, any United States authority or agency since the beginning of the Company's last fiscal year.

OIL  AND  GAS  OPERATIONS

          Production  and  Sales
          ----------------------

     During 1999, 1998 and 1997, the Company produced and sold oil and gas only from its property in Colombia. More details regarding the Company's revenues, assets and certain other data by geographical area is contained in note 21 of Notes to Consolidated Financial Statements.

The following table sets forth the net quantities of oil and gas the Company produced during 1999, 1998 and 1997.

                              OIL PRODUCTION (1)               GAS PRODUCTION
                          ---------------------------    --------------------------
                            YEAR ENDED DECEMBER 31,        YEAR ENDED DECEMBER 31,
,                         ---------------------------    --------------------------
                           1999       1998      1997      1999      1998      1997
                          ------     ------    ------    ------    ------    ------
                                   (Mbbls)                         (MMcf)

    Colombia (2)          12,469     9,979     5,776       459       503       802



____________________
(1)     Includes  natural  gas  liquids  and  condensate.
(2) Includes Ecopetrol reimbursement barrels and excludes 3.1 million, 3.1 million and 2.5 million barrels of oil produced and delivered for the years ended December 31, 1999, 1998 and 1997, respectively, in connection with the Company's forward oil sale in May 1995. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" and note 8 of Notes to Consolidated Financial Statements.

     The following tables summarize for 1999, 1998 and 1997: (i) the average sales price per barrel of oil and per Mcf of natural gas; (ii) the average sales price per equivalent barrel of production; (iii) the depletion cost per equivalent barrel of production; and (iv) the production cost per equivalent barrel of production:




                 AVERAGE SALES PRICE       AVERAGE SALES PRICE
                PER BARREL OF OIL (1)         PER MCF OF GAS
               YEAR ENDED DECEMBER 31,   YEAR ENDED DECEMBER 31,
              -------------------------  ------------------------

                1999     1998   1997      1999     1998     1997
              -------  ------  ------    -----    -----    -----

Colombia (4)  $ 15.95  $12.31  $17.54    $0.88    $0.99    $1.15





                                             PER EQUIVALENT BARREL (2)
                   ----------------------------------------------------------------------------
                      AVERAGE SALES PRICE          DEPLETION (3)             PRODUCTION COST
                   -------------------------  ------------------------  -----------------------
                    YEAR ENDED DECEMBER 31,    YEAR ENDED DECEMBER 31,  YEAR ENDED DECEMBER 31,
                   -------------------------  ------------------------  -----------------------
                     1999    1998     1997     1999     1998    1997     1999     1998    1997
                   ------   ------   ------   ------   ------   ------  ------   ------  ------
 Colombia (4)      $15.89   $12.27   $17.37   $ 3.80   $ 4.07   $ 3.67  $ 4.77   $ 5.97  $ 6.47

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

     Competition
     -----------

     The Company encounters strong competition from major oil companies (including government-owned companies), independent operators and other companies for favorable oil and gas concessions, licenses, production-sharing contracts and leases, drilling rights and markets. Additionally, the governments of certain countries in which the Company operates may, from time to time, give preferential treatment to their nationals. The oil and gas industry as a whole also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers. The Company believes that the principal means of competition in the sale of oil and gas are product availability, price and quality.

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

ACREAGE

     The following table shows the total gross and net developed and undeveloped oil and gas acreage held by Triton at December 31, 1999. "Gross" refers to the total number of acres in an area in which the Company holds an interest without adjustment to reflect the actual percentage interest held therein by the Company. "Net" refers to the gross acreage as adjusted for working interests owned by parties other than the Company.

     "Developed" acreage is acreage spaced or assignable to productive wells. "Undeveloped" acreage is acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether such acreage contains proved reserves.





                        DEVELOPED    UNDEVELOPED
                         ACREAGE     ACREAGE (1)
                      -----------  --------------
                      GROSS  NET    GROSS     NET
                      ----- -----  -------  -----
                            (In thousands)
Colombia               109    13      106      50
Malaysia-Thailand      ---   ---      731     183
Greece                 ---   ---    1,060     933
Italy                  ---   ---      499     217
Oman                   ---   ---    1,322     661
Equatorial Guinea (2)  ---   ---    1,306   1,110
Madagascar             ---   ---    4,300   4,300
                      ----- -----  -------  -----

Total                  109    13   9,324    7,454
                      ===== =====  =======  =====

____________________

(1) Triton's interests in certain of this acreage may expire if not developed at various times in the future pursuant to the terms and provisions of the leases, licenses, concessions, contracts, permits or other agreements under which it was acquired.
(2) The acreage listed does not take into account the 5% carried participating interest the Company expects to assign to the government of Equatorial Guinea in connection with the renegotiation of the production-sharing contract.

PRODUCTIVE  WELLS  AND  DRILLING  ACTIVITY

     In this section, "gross" wells refers to the total number of wells drilled in an area in which the Company holds any interest without adjustment to reflect the actual ownership interest held. "Net" refers to the gross number of wells drilled adjusted for working interests owned by parties other than the Company.

     At December 31, 1999, in Colombia, Triton held gross and net working interests in 93 and 12.92 productive wells, respectively, which include 20 gross (2.4 net) gas-injection wells and four gross (.48 net) water-injection wells.

     The following tables set forth the results of the oil and gas well drilling activity on a gross basis for wells in which the Company held an interest during 1999, 1998 and 1997.


                                            GROSS EXPLORATORY WELLS



                        PRODUCTIVE (1)                DRY                      TOTAL
                   ------------------------  -----------------------  -----------------------
                    YEAR ENDED DECEMBER 31,  YEAR ENDED DECEMBER 31,  YEAR ENDED DECEMBER 31,
                   ------------------------  -----------------------  -----------------------
                    1999     1998     1997    1999     1998    1997     1999    1998    1997
                   ------   ------   ------  ------   ------  ------  ------   ------  ------

Colombia             ---        1        1       1      ---       1       1        1       2
Malaysia-Thailand    ---        2        5     ---      ---     ---     ---        2       5
Equatorial Guinea      2      ---      ---     ---      ---     ---       2      ---     ---
Italy                ---      ---      ---     ---        2     ---     ---        2     ---
Guatemala            ---      ---      ---     ---      ---       1     ---      ---       1
China                ---      ---      ---     ---        1     ---     ---        1     ---
Ecuador              ---      ---      ---     ---      ---       1     ---      ---       1
Tunisia              ---      ---      ---     ---        1     ---     ---        1     ---
                   ------   ------   ------  ------   ------  ------  ------   ------  ------

            Total      2        3        6       1        4       3       3        7       9
                   ======   ======   ======  ======   ======  ======  ======   ======  ======




                                             GROSS DEVELOPMENT WELLS



                        PRODUCTIVE (1)                DRY                      TOTAL
                   ------------------------  -----------------------  -----------------------
                    YEAR ENDED DECEMBER 31,  YEAR ENDED DECEMBER 31,  YEAR ENDED DECEMBER 31,
                   ------------------------  -----------------------  -----------------------
                    1999     1998     1997    1999     1998    1997     1999    1998    1997
                   ------   ------   ------  ------   ------  ------  ------   ------  ------

Colombia              14       13       18     ---      ---     ---      14       13      18
Malaysia-Thailand    ---      ---      ---     ---      ---     ---     ---      ---     ---
Equatorial Guinea    ---      ---      ---     ---      ---     ---     ---      ---     ---
                   ------   ------   ------  ------   ------  ------  ------   ------  ------

            Total     14       13       18     ---      ---     ---      14       13      18
                   ======   ======   ======  ======   ======  ======  ======   ======  ======


___________________

(1) A productive well is producing or capable of producing oil and/or gas in commercial quantities. Multiple completions have been counted as one well. Any well in which one of the multiple completions is an oil completion is classified as an oil well.

     The following tables set forth the results of drilling activity on a net basis for wells in which the Company held an interest during 1999, 1998 and 1997 (those wells acquired or disposed of since January 1, 1997, are reflected in the following tables only since or up to the effective dates of their respective acquisitions or sales, as the case may be):


                                                 NET EXPLORATORY WELLS



                            PRODUCTIVE (1)               DRY                       TOTAL
                       ------------------------  -----------------------   -----------------------
                       YEAR ENDED DECEMBER 31,   YEAR ENDED DECEMBER 31,    YEAR ENDED DECEMBER 31,
                       ------------------------  -----------------------   -----------------------
                        1999      1998     1997   1999     1998    1997     1999     1998     1997
                       -----     -----    -----  -----    -----    -----   -----    -----    -----

Colombia (2)             ---      0.12     0.12   0.50      ---     0.50    0.50     0.12     0.62
Malaysia-Thailand (3)    ---      1.00     2.50    ---      ---      ---     ---     1.00     2.50
Equatorial Guinea       1.70       ---      ---    ---      ---      ---    1.70      ---      ---
Italy                    ---       ---      ---    ---     0.80      ---     ---     0.80      ---
Guatemala                ---       ---      ---    ---      ---     0.60     ---      ---     0.60
China                    ---       ---      ---    ---     0.50      ---     ---     0.50      ---
Ecuador                  ---       ---      ---    ---      ---     0.55     ---      ---     0.55
Tunisia                  ---       ---      ---    ---     0.50      ---     ---     0.50      ---
                       -----     -----    -----  -----    -----    -----   -----    -----    -----

            Total       1.70      1.12     2.62   0.50     1.80     1.65    2.20     2.92     4.27
                       =====     =====    =====  =====    =====    =====   =====    =====    =====


                                                  NET DEVELOPMENT WELLS



                            PRODUCTIVE (1)               DRY                       TOTAL
                       ------------------------  -----------------------   -----------------------
                       YEAR ENDED DECEMBER 31,   YEAR ENDED DECEMBER 31,    YEAR ENDED DECEMBER 31,
                       ------------------------  -----------------------   -----------------------
                        1999      1998     1997   1999     1998    1997     1999     1998     1997
                       -----     -----    -----  -----    -----    -----   -----    -----    -----

Colombia (2)            1.68      1.56     2.16    ---      ---      ---    1.68     1.56     2.16
Malaysia-Thailand        ---       ---      ---    ---      ---      ---     ---      ---      ---
Equatorial Guinea        ---       ---      ---    ---      ---      ---     ---      ---      ---
                       -----     -----    -----  -----    -----    -----   -----    -----    -----

            Total       1.68      1.56     2.16    ---      ---      ---    1.68     1.56     2.16
                       =====     =====    =====  =====    =====    =====   =====    =====    =====




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

FORWARD-LOOKING  INFORMATION

     Certain information contained in this report, as well as written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, teleconferences or otherwise, may be deemed to be "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and are subject to the "Safe Harbor" provisions of that section. Forward-looking statements include statements concerning the Company's and management's plans, objectives, goals, strategies and future operations and performance and the assumptions underlying such forward-looking statements. When used in this document, the words "anticipates," "estimates," "expects," "believes," "intends," "plans" and similar expressions are intended to identify such forward-looking statements. These statements include information regarding:

-  drilling schedules;

-  expected or planned production capacity;

- future production of the Cusiana and Cupiagua fields in Colombia, including from the Recetor license;

- the completion of development and commencement of production in Malaysia-Thailand;

- future production of the Ceiba field in Equatorial Guinea, including volumes and timing of first production;

- the acceleration of the Company's exploration, appraisal and development activities in Equatorial Guinea;

-  the Company's capital budget and future capital requirements;

-  the Company's meeting its future capital needs;

- the Company's utilization of net operating loss carryforwards and realization of its deferred tax asset;

-  the level of future expenditures for environmental costs;

-  the outcome of regulatory and litigation matters;

- the estimated fair value of derivative instruments, including the equity swap; and

-  proven oil and gas reserves and discounted future net cash flows therefrom.


     These statements are based on current expectations and involve a number of risks and uncertainties, including those described in the context of such forward-looking statements and in notes 19 and 20 of Notes to Consolidated Financial Statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to these and other factors.

EMPLOYEES

     At March 6, 2000, the Company employed approximately 126 full-time employees.

EXECUTIVE  OFFICERS  OF  THE  COMPANY



The following table sets forth certain information regarding the executive officers of the Company at March 6, 2000:



                                                                SERVED WITH
                                                                -----------
                                                                THE COMPANY
                                                                -----------
      NAME             AGE     POSITION WITH THE COMPANY           SINCE
------------------     ---  ----------------------------------  -----------

James C. Musselman      52  President and Chief Executive
                             Officer                                  1998
A.E. Turner, III        51  Senior Vice President and
                             Chief Operating Officer                  1994
W. Greg Dunlevy         44  Vice President, Investor Relations
                             and Treasurer                            1993
Marvin Garrett          44  Vice President, Production                1994
Brian Maxted            42  Vice President, Exploration               1994



     Mr. Musselman was elected director of the Company in May 1998, and was elected Chief Executive Officer in October 1998. Mr. Musselman has served as Chairman, President and Chief Executive Officer of Avia Energy Development, LLC, a private company engaged in gas processing and drilling, since September 1994. From June 1991 to September 1994, Mr. Musselman was the President and Chief Executive Officer of Lone Star Jockey Club, LLC, a company formed to organize a horse racetrack facility in Texas.

     Mr. Turner was elected Senior Vice President and Chief Operating Officer in March 1999, and prior to that served as Senior Vice President, Operations, of the Company since March 1994. From 1988 to February 1994, Mr. Turner served in various positions with British Gas Exploration & Production, Inc., including Vice President and General Manager of operations in Africa and the Western Hemisphere from October 1993.

     Mr. Dunlevy has served as Vice President, Investor Relations, of the Company since April 1993 and was elected Treasurer in July 1998.

     Mr. Garrett has served as Vice President, Production, of the Company since December 1999, and prior to that served in various capacities within the Company's Operations Department since August 1994, including most recently as Director, Operations. Prior to joining the Company in August 1994, Mr. Garrett served in various positions with British Gas Exploration and Production, Inc., including General Manager and Managing Director of Zaafarana Joint Operating Company in Cairo, Egypt.

     Mr. Maxted has served as Vice President, Exploration, of the Company since January 1998, and prior to that served as Exploration Manager of CTOC since June 1994. From 1979 to 1994, Mr. Maxted was employed by British Petroleum in various capacities, including Exploration Manager, Colombia from 1990 to 1992 and License Manager, Norway from 1992 to 1994.

     All executive officers of the Company are elected annually by the Board of Directors of the Company to serve in such capacities until removed or their successors are duly elected and qualified. There are no family relationships among the executive officers of the Company.


ITEM  3.  LEGAL  PROCEEDINGS

LITIGATION

     In July through October 1998, eight lawsuits were filed against the Company and Thomas G. Finck and Peter Rugg, in their capacities as Chairman and Chief Executive Officer and Chief Financial Officer, respectively. The lawsuits were filed in the United States District Court for the Eastern District of Texas, Texarkana Division, and have been consolidated and are styled In re: Triton Energy Limited Securities Litigation. In November 1999, the plaintiffs filed a consolidated complaint. It alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, in connection with disclosures concerning the Company's properties, operations, and value relating to a prospective sale of the Company or of all or a part of its assets. The lawsuits seek recovery of an unspecified amount of compensatory damages, fees and costs. In the consolidated complaint, the plaintiffs abandoned a claim for negligent misrepresentation and punitive damages that had previously been asserted in one of the eight individual suits.

     In September 1999, the court granted the plaintiffs' motion for appointment as lead plaintiffs and for approval of selection of lead counsel. In October 1999, the defendants filed a motion to dismiss the claims alleged in the eight individual suits, and in December 1999, the defendants filed a supplement to their motion to dismiss to address the plaintiffs' consolidated complaint. The Company's motion, as supplemented, is currently pending.

     The Company believes its disclosures have been accurate and intends to vigorously defend these actions. There can be no assurance that the litigation will be resolved in the Company's favor. An adverse result could have a material adverse effect on the Company's financial position or results of operations.

          In November 1999, a lawsuit was filed against the Company, one of its subsidiaries and Thomas G. Finck, Peter Rugg and Robert B. Holland, III, in their capacities as officers of the Company, in the District Court of the State of Texas for Dallas County. The lawsuit is styled Aaron Sherman, et al. vs. Triton Energy Corporation et al. and seeks an unspecified amount of compensatory and punitive damages and interest. The lawsuit alleges as causes of action fraud and negligent misrepresentation in connection with disclosures concerning the prospective sale by the Company of all or a substantial part of its assets announced in March 1998. The Company's date to answer has not yet run. Its subsidiary has filed various motions to dispose of the lawsuit on the grounds that the plaintiffs do not have standing. The Court has ordered the plaintiffs
to  replead  and  has  stayed  discovery    pending  its  further  orders.

     In August 1997, the Company was sued in the Superior Court of the State of California for the County of Los Angeles, by David A. Hite, Nordell International Resources Ltd., and International Veronex Resources, Ltd. The action has since been removed to the United States District Court for the Central District of California. The Company and the plaintiffs were adversaries in a 1990 arbitration proceeding in which the interest of Nordell International Resources Ltd. in the Enim oil field in Indonesia was awarded to the Company (subject to a 5% net profits interest for Nordell) and Nordell was ordered to pay the Company nearly $1 million. The arbitration award was followed by a series of legal actions by the parties in which the validity of the award and its enforcement were at issue. As a result of these proceedings, the award was ultimately upheld and enforced. The current suit alleges that the plaintiffs were damaged in amounts aggregating $13 million primarily because of the Company's prosecution of various claims against the plaintiffs as well as its alleged misrepresentations, infliction of emotional distress, and improper accounting practices. The suit seeks specific performance of the arbitration award, damages for alleged fraud and misrepresentation in accounting for Enim field operating results, an accounting for Nordell's 5% net profit interest, and damages for emotional distress and various other alleged torts. The suit seeks interest, punitive damages and attorneys fees in addition to the alleged actual damages. In August 1998, the district court dismissed all claims asserted by the plaintiffs other than claims for malicious prosecution and abuse of the legal process, which the court held could not be subject to a motion to dismiss. The abuse of process claim was later withdrawn, and the damages sought were reduced to approximately $700,000 (not including punitive damages). The lawsuit was tried and the jury found in favor of the plaintiffs and assessed compensatory damages against the Company in the amount of approximately $700,000 and punitive damages in the amount of approximately $11 million. The Company believes it has acted appropriately and intends to appeal the verdict.

     During the quarter ended September 30, 1995, the United States Environmental Protection Agency (the "EPA") and Justice Department advised the Company that one of its domestic oil and gas subsidiaries, as a potentially responsible party for the clean-up of the Monterey Park, California, Superfund site operated by Operating Industries, Inc., could agree to contribute approximately $2.8 million to settle its alleged liability for certain remedial tasks at the site. The offer did not address responsibility for any groundwater remediation. The subsidiary was advised that if it did not accept the settlement offer, it, together with other potentially responsible parties, may be ordered to perform or pay for various remedial tasks. After considering the cost of possible remedial tasks, its legal position relative to potentially responsible parties and insurers, possible legal defenses and other factors, the subsidiary declined to accept the offer. In October 1997, the EPA advised the Company that the estimated cost of the clean-up of the site would be approximately $217 million to be allocated among the 280 known operators. The subsidiary's share would be approximately $1 million based upon a volumetric allocation, but there can be no assurance that any allocation of liability to the subsidiary would be made on a volumetric basis. No proceeding has been brought in any court against the Company or the subsidiary in this matter.

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


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matter was submitted by the Company during the fourth quarter of the year ended December 31, 1999, to security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM  5.  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
MATTERS

Ordinary  Shares
----------------

     Triton's ordinary shares are listed on the New York Stock Exchange and are traded under the symbol OIL. Set forth below are the high and low sales prices of Triton's ordinary shares as reported on the New York Stock Exchange Composite Tape for the periods indicated:





CALENDAR PERIODS      HIGH    LOW
--------------------  -----  -----
2000:
 First Quarter*       29.56  19.19
1999:
Fourth Quarter        27.50  13.50
Third Quarter         14.69  10.00
Second Quarter        16.00   6.94
First Quarter          8.88   5.19
1998:
Fourth Quarter        12.63   7.13
Third Quarter         37.75   9.75
Second Quarter        43.38  32.44
First Quarter         38.13  25.56
_____________
*Through March 6, 2000.


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

     The Company's current intent is to retain earnings for use in the Company's business and the financing of its capital requirements. The payment of any future cash dividends on the ordinary shares is necessarily dependent upon the earnings and financial needs of the Company, along with applicable legal and contractual restrictions. Triton is prohibited from paying cash dividends on the ordinary shares under its revolving credit facility. In addition, the Shareholders Agreement between the Company and HM4 Triton, L.P. provides that for so long as HM4 Triton, L.P. and its affiliates own a certain number of shares, Triton cannot pay a dividend on the ordinary shares without HM4 Triton, L.P.'s consent. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and note 12 of Notes to Consolidated Financial Statements. Finally, the terms of the 8% Convertible Preference Shares and the 5% Convertible Preference Shares prohibit the payment of dividends on the ordinary shares unless full cumulative dividends on all such outstanding preference shares have been paid in full or set aside for payment.

There is no tax treaty between the United States and the Cayman Islands.

At March 6, 2000, there were 4,061 record holders of the Company's ordinary shares.

Preference Shares
-----------------

     The Company has two series of preference shares outstanding, the 8% Convertible Preference Shares and the 5% Convertible Preference Shares. The following summary of certain provisions of the resolutions establishing the terms of the outstanding preference shares is not complete. Copies of the resolutions are filed as exhibits to this report.

8% Convertible Preference Shares

As of March 6, 2000, the Company had outstanding 5,189,758 8% Convertible Preference Shares.

     Dividends.  The  Company is required to pay dividends on the 8% Convertible
     ---------
Preference Shares semi-annually at the rate of 8% per year of the stated value per share (initially $70) for each semi-annual dividend period ending on June 30 and December 31 of each year. Dividends on the 8% Convertible Preference Shares are cumulative. The Company can choose to pay dividends in cash or in additional 8% Convertible Preference Shares. If the Company pays a dividend in additional shares, the number of additional shares to be issued will be determined by dividing the amount of the dividend by $70, with amounts in respect of any fractional shares to be paid in cash.

     The Company may not pay a dividend or other distribution on any ordinary shares or other shares ranking equal or junior to the 8% Convertible Preference Shares unless all dividends on the 8% Convertible Preference Shares have been paid. The Company may pay a partial dividend on shares ranking equal to the 8% Convertible Preference Shares as to dividends if the Company pays a partial to the holders of both the 8% Convertible Preference Shares and the equally-ranked shares in proportion to the accrued and unpaid dividends on each share.

     So long as the 8% Convertible Preference Shares are outstanding, the Company may not redeem or purchase any ordinary shares or any Triton shares ranking junior as to dividends to the 8% Convertible Preference Shares or any other Triton shares ranking junior to the 8% Convertible Preference Shares as to liquidation rights unless (1) full dividends on all outstanding 8% Convertible Preference Shares and any other shares ranking equal as to dividends to the 8% Convertible Preference Shares have been, or contemporaneously are, paid and (2) the Company pays or sets aside cash (or additional shares of 8% Convertible Preference Shares) in amounts sufficient to pay the dividend for the current dividend period. In any event, the Company may purchase or acquire such junior shares either (1) pursuant to any employee or director incentive or benefit plan or arrangement or (2) in exchange solely for junior shares.

     Conversion. Holders of  8% Convertible Preference Shares generally have the
     ----------
right to convert their 8% Convertible Preference Shares into ordinary shares at any time before redemption at the conversion price in effect at the time of conversion. The current conversion price is $17.50 per ordinary share so that each 8% Convertible Preference Share is convertible into four ordinary shares. The conversion price is subject to adjustment under certain circumstances. Upon the conversion of 8% Convertible Preference Shares, the holder is also entitled to receive an amount in cash equal to all accumulated and unpaid dividends on the 8% Convertible Preference Shares converted through the effective date of conversion.

     Redemption.  The Company cannot redeem the 8% Convertible Preference Shares
     ----------
before September 30, 2001. Beginning September 30, 2001, the Company can redeem all, but not less than all, of the outstanding 8% Convertible Preference Shares at any time if the average market value of the ordinary shares is above certain prices. The redemption price is $70 per share, plus an amount equal to all accumulated but unpaid dividends, and is payable in cash.

     The average market value is determined by averaging the closing price of the ordinary shares for the 20 trading days preceding the notice of redemption. The Company may only redeem the 8% Convertible Preference Shares if this average price in a particular six-month period exceeds the price set forth below:




REDEMPTION NOTICE GIVEN ON THE SIX MONTHS ENDING:  AVERAGE PRICE
-------------------------------------------------  --------------
March 31, 2002                                     $ 28.54
September 30, 2002                                   31.14
March 31, 2003                                       34.20
September 30, 2003                                   37.58
March 31, 2004                                       32.57
September 30, 2004                                   34.97
March 31, 2005                                       37.60


     Beginning April 1, 2005, the minimum average price will be increased every six months to reflect an internal rate of return of 20% for a holder purchasing 8% Convertible Preference Shares as of the date the first 8% Convertible Preference Share was issued. The minimum average prices set forth above will be adjusted in the event of any combination, subdivision or reclassification of ordinary shares, or any similar event.

     Liquidation  Rights.  The  liquidation  preference  of  the  8% Convertible
     -------------------
Preference  Shares  is  $70  per  share,  plus accumulated and unpaid dividends.

     Voting  Rights.  The  holders  of  the  8%  Convertible  Preference  Shares
     --------------
generally vote with the holders of the ordinary shares on all matters brought before the Company's shareholders. In addition, a class vote of the 8% Convertible Preference Shares is required in certain limited circumstances. The holders of the 8% Convertible Preference Shares will also be entitled to elect two directors if the Company does not pay dividends on the 8% Convertible Preference Shares under certain circumstances. When voting with the holders of the ordinary shares, the holders of the 8% Convertible Preference Shares have the number of votes for each share that they would have if they had converted their shares into ordinary shares on the related record date. When voting as a class, the holders of the 8% Convertible Preference Shares have one vote per share.

     The Shareholders Agreement between the Company and HM4 Triton, L.P. provides that, in general, for so long as the entire Board of Directors consists of ten members, HM4 Triton, L.P. (and its designated transferees, collectively) may designate four nominees for election to the Board of Directors. The right of HM4 Triton, L.P. (and its designated transferees) to designate nominees for election to the Board of Directors will be reduced if the number of ordinary shares held by HM4 Triton, L.P. and its affiliates (assuming conversion of 8% Convertible Preference Shares into ordinary shares) represents less than certain specified percentages of the number of ordinary shares (assuming conversion of 8% Convertible Preference Shares into ordinary shares) purchased by HM4 Triton, L.P. under the Stock Purchase Agreement between Triton and HM4 Triton, L.P.

     In the Shareholders Agreement, the Company also agreed that it would not take certain fundamental corporate actions without the consent of HM4 Triton, L.P. Some of the actions that would require HM4 Triton, L.P.'s consent are listed below:

- entering into a merger or similar business combination transaction, or effecting a reorganization, recapitalization or other transaction pursuant to which a majority of the outstanding ordinary shares or any 8% Convertible Preference Shares are exchanged for securities, cash or other property;

- authorizing, creating or modifying the terms of any securities that would rank equal to or senior to the 8% Convertible Preference Shares;

-  selling assets comprising more than 50% of the market value of the Company;

-  paying dividends on the Company's ordinary shares;

-  incurring certain levels of debt; and

- commencing a tender offer or exchange offer for any of the Company's ordinary shares.

   5% Convertible Preference Shares

As of March 6, 2000, the Company had outstanding 209,558 5% Convertible Preference Shares.

     Dividends.  The  Company is required to pay dividends on the 5% Convertible
     ---------
Preference Shares semi-annually at the rate of 5% per year of the redemption price per share (initially $34.41) for each semi-annual dividend period on September 30 and March 30 of each year. Dividends on the 5% Convertible Preference Shares are cumulative.

     The Company may not pay a dividend (other than dividends payable solely in shares ranking junior to the 5% Convertible Preference Shares) or other distribution on any ordinary shares or other shares ranking junior to the 5% Convertible Preference Shares unless all dividends on the 5% Convertible Preference Shares have been paid. The Company may not pay dividends on any class or series of shares ranking equal to the 5% Convertible Preference Shares unless the Company has paid, or concurrently pays, all accrued and unpaid dividends for all prior periods on the 5% Convertible Preference Shares. If any accrued dividends are not paid in full on the 5% Convertible Preference Shares and any shares ranking equal to the 5% Convertible Preference Shares as to dividends, the Company must pay any dividends on the 5% Convertible Preference Shares and such equally-ranked shares so that the amount of dividends declared per share on the 5% Convertible Preference Shares and such equally-ranked shares will bear the same ratio that accrued and unpaid dividends per share on the 5% Convertible Preference Shares and such equally-ranked shares bear to each other.

     Conversion. Holders of  5% Convertible Preference Shares generally have the
     ----------
right to convert their 5% Convertible Preference Shares into ordinary shares at any time before redemption. Currently, each 5% Convertible Preference Share is convertible into one ordinary share. The conversion price is subject to adjustment under certain circumstances. No payment or adjustment will be made in respect of accrued or unpaid dividends on the 5% Convertible Preference Shares upon conversion of 5% Convertible Preference Shares except as set forth below.

     Redemption.  The Company can redeem the 5% Convertible Preference Shares at
     ----------
any time in whole or in part. The redemption price is $34.41 per share, plus an amount equal to all accumulated but unpaid dividends, and is payable in cash.

     If any 5% Convertible Preference Shares are outstanding on March 30, 2004, the Company is required to redeem the 5% Convertible Preference Shares. In this event, the Company may redeem the 5% Convertible Preference Shares by

     (1) paying cash at the $34.41 redemption price plus any accrued and unpaid dividends to the redemption date;

     (2) issuing to the holder a number of ordinary shares with a market value equal to the $34.41 redemption price plus any accrued and unpaid dividends to the redemption date; or

     (3) a combination of cash or ordinary shares equal to the $34.41 redemption price plus any accrued and unpaid dividends to the redemption date.

     Liquidation  Rights.  The  liquidation  preference  of  the  5% Convertible
     -------------------
Preference  Shares  is  $34.41 per share, plus accumulated and unpaid dividends.

     Voting  Rights.  The  holders  of  the  5%  Convertible  Preference  Shares
     --------------
generally have no voting rights except as required under Cayman Islands law. So long as any 5% Convertible Preference Shares are outstanding, the consent of the holders of at least two-thirds of the outstanding 5% Convertible Preference Shares is required if the Company issues, other than wholly for cash consideration, any shares of any class of shares that would rank senior to the 5% Convertible Preference Shares in dividend or liquidation rights, or if the Company proposes to amend its articles of association in a manner adversely affecting the rights of the holders of the 5% Convertible Preference Shares. The Company's articles of association may be amended to increase the number of authorized preference shares without the vote of the holders of the outstanding 5% Convertible Preference Shares. When voting as a class, the holders of the 5% Convertible Preference Shares have one vote per share.

Shareholder  Rights  Plan
-------------------------

     The Company has adopted a Shareholder Rights Plan pursuant to which preference share rights attach to all ordinary shares at the rate of one right for each ordinary share. Each right entitles the registered holder to purchase from the Company one one-thousandth of a Series A Junior Participating Preference Share, par value $.01 per share ("Junior Preference Shares"), of the Company at a price of $120 per one one-thousandth of a share of such Junior Preference Shares, subject to adjustment. Generally, the rights only become distributable 10 days following public announcement that a person has acquired beneficial ownership of 15% or more of Triton's ordinary shares or 10 business days following commencement of a tender offer or exchange offer for 15% or more of the outstanding ordinary shares; provided that, pursuant to the terms of the plan, any acquisition of Triton shares by HM4 Triton, L.P. or its affiliates, including Hicks, Muse, Tate & Furst, Incorporated, will not result in the distribution of rights unless and until HM4 Triton, L.P.'s ownership of Triton shares is reduced below certain levels.

     If, among other events, any person becomes the beneficial owner of 15% or more of Triton's ordinary shares (except as provided with respect to HM4 Triton, L.P.), each right not owned by such person generally becomes the right to purchase a number of ordinary shares of the Company equal to the number obtained by dividing the right's exercise price (currently $120) by 50% of the market price of the ordinary shares on the date of the first occurrence. In addition, if the Company is subsequently merged or certain other extraordinary business transactions are consummated, each right generally becomes a right to purchase a number of shares of common stock of the acquiring person equal to the number obtained by dividing the right's exercise price by 50% of the market price of the common stock on the date of the first occurrence.

     Under certain circumstances, the Company's directors may determine that a tender offer or merger is fair to all shareholders and prevent the rights from being exercised. At any time after a person or group acquires 15% or more of the ordinary shares outstanding (other than with respect to HM4 Triton, L.P.) and prior to the acquisition by such person or group of 50% or more of the outstanding ordinary shares or the occurrence of an event described in the prior paragraph, the Board of Directors of the Company may exchange the rights (other than rights owned by such person or group which will become void), in whole or in part, at an exchange ratio of one ordinary share, or one one-thousandth of a Junior Preference Share, per right (subject to adjustment). The Company has the ability to amend the rights (except the redemption price) in any manner prior to the public announcement that a 15% position has been acquired or a tender offer has been commenced. The Company will be entitled to redeem the rights at $0.01 a right at any time prior to the time that a 15% position has been acquired. The rights will expire on May 22, 2005, unless earlier redeemed by the Company.

ITEM  6.  SELECTED  FINANCIAL  DATA

     The following table sets forth certain financial and oil and gas data on a historical basis.





                                                                  AS OF OR FOR YEAR ENDED
                                                                        DECEMBER 31,
                                                  -----------------------------------------------------
                                                   1999        1998         1997       1996      1995
                                                  --------  ----------  -----------  --------  --------
OPERATING DATA (IN THOUSANDS, EXCEPT PER
  SHARE  DATA):
Oil and gas sales                                 $247,878  $ 160,881   $  145,419   $129,795  $106,844
Sales and other operating revenues                 247,878    228,618      149,496    133,977   107,472
Earnings (loss) from continuing operations          47,557   (187,504)       5,595     23,805     6,541
Earnings (loss) before extraordinary items          47,557   (187,504)       5,595     23,805     2,720
Net earnings (loss)                                 47,557   (187,504)      (8,896)    22,609     2,720
Average ordinary shares outstanding                 36,135     36,609       36,471     35,929    35,147
Basic earnings (loss) per ordinary share:
   Continuing operations                          $   0.52  $   (5.21)  $     0.14   $   0.64  $   0.16
   Before extraordinary item                          0.52      (5.21)        0.14       0.64      0.05
   Net earnings (loss)                                0.52      (5.21)       (0.26)      0.61      0.05
Diluted earnings (loss) per ordinary share:
   Continuing operations                          $   0.52  $   (5.21)  $     0.14   $   0.62  $   0.16
   Before extraordinary item                          0.52      (5.21)        0.14       0.62      0.05
   Net earnings (loss)                                0.52      (5.21)       (0.25)      0.59      0.05

BALANCE SHEET DATA (IN THOUSANDS):
Net property and equipment                        $524,152  $ 470,907   $  835,506   $676,833  $524,381
Total assets                                       974,475    754,280    1,098,039    914,524   824,167
Long-term debt, including current maturities (1)   413,487    427,492      573,687    416,630   402,503
Shareholders' equity                               463,052    223,807      296,620    300,644   246,025

CERTAIN OIL AND GAS DATA  (2) :
Production
   Sales volumes (Mbbls) (3)                        12,469      9,979        5,776      5,987     6,303
   Forward oil sale deliveries (Mbbls)               3,050      3,050        2,462        701       409
                                                  --------  ----------  -----------  --------  --------

        Total revenue barrels (Mbbls)               15,519     13,029        8,238      6,688     6,712
                                                  ========  ==========  ===========  ========  ========

   Gas (MMcf)                                          459        503          802      2,517     5,312
Average sales price
   Oil (per bbl) (4)                              $  15.95  $   12.31   $    17.54   $  19.61  $  16.60
   Gas (per Mcf)                                  $   0.88  $    0.99   $     1.15   $   1.69  $   1.64



__________________________

(1) Includes current maturities totaling $9.0 million, $14.0 million, $130.4 million, $199.6 million, and $1.3 million at December 31, 1999, 1998, 1997, 1996, and 1995, respectively.
(2) Information presented includes the 49.9% equity investment in Crusader Limited until its sale in 1996.
(3)  Includes natural gas liquids and condensate.
(4) Includes barrels delivered under the forward oil sale, which are recognized in oil and gas sales at $11.56 per barrel upon delivery.

ITEM  7.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
          CONDITION  AND  RESULTS  OF  OPERATIONS


                       LIQUIDITY AND CAPITAL REQUIREMENTS
                       ----------------------------------

     Cash  and  equivalents totaled $186.3 million and $18.8 million at December
31, 1999 and 1998, respectively, and working capital (deficit) was $161.3 million and ($21.6 million) at December 31, 1999 and 1998, respectively.

     The following summary table reflects cash flows of the Company for the years ended December 31, 1999, 1998 and 1997 (in thousands):





                                                     1999       1998         1997
                                                  ----------  ---------  ----------
Net cash provided (used) by operating activities  $ 116,522   $  1,466   $ (97,416)
Net cash provided (used) by investing activities  $(118,530)  $ 84,191   $(212,700)
Net cash provided (used) by financing activities  $ 170,143   $(80,071)  $ 313,368



Operating Activities
--------------------


               Cash flows provided by operating activities for the year ended December 31, 1999, benefited from increased production from the Cusiana and Cupiagua fields in Colombia, and higher oil prices. Gross production from the Cusiana and Cupiagua fields averaged approximately 430,000 BOPD during 1999 compared with 350,000 BOPD during 1998 and 220,000 BOPD during 1997. During 1999, 1998 and 1997, the Company's average realized oil price was $15.95, $12.31 and $17.54, respectively. See "Results of Operations - Oil and Gas Sales" below. Based on estimates of the operator of the Cusiana and Cupiagua fields, the Company believes that combined Cusiana and Cupiagua oil production will be approximately 8% to 11% lower in 2000 than in 1999, although there can be no assurance that actual production will equal that amount.

               During 1999, the Company received substantially all of the remaining proceeds (approximately $31.9 million) from a forward oil sale in May 1995. Starting with the second quarter of 2000, 254,136 barrels per month, the amount currently delivered under the forward oil sale, will become available for sale.

               The Company's reported cash flows from operating activities for the year ended December 31, 1997, were reduced by $124.8 million, which was attributable to interest accreted with respect to the Company's Senior Subordinated Discount Notes due November 1, 1997 (the "1997 Notes"), and the
9 3/4%  Senior  Subordinated Discount Notes due December 31, 2000
(the "9 3/4% Notes"), through the dates of retirement in the second quarter of 1997.

Investing  Activities
---------------------

          The Company's capital expenditures and other capital investments were $121.5 million, $180.2 million and $219.2 million during the years ended December 31, 1999, 1998 and 1997, respectively, primarily for exploration and development of the Cusiana and Cupiagua fields in Colombia, and for exploration within the Company's licenses in Equatorial Guinea, the Malaysia-Thailand Joint Development Area in the Gulf of Thailand and in other areas. Restructuring activities undertaken in 1998 contributed to lower capital spending in 1999. Proceeds from asset sales were $2.4 million, $267 million and $5.9 million during 1999, 1998 and 1997, respectively. See "Results of Operations" below and note  2  of  Notes  to  Consolidated  Financial  Statements.

Financing  Activities
---------------------

          In August 1998, the Company and HM4 Triton, L.P., an affiliate of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse"), entered into a stock purchase agreement (the "Stock Purchase Agreement") that provided for a $350 million equity investment in the Company. The investment was effected in two stages. At the closing of the first stage in September 1998 (the "First Closing"), the Company issued to HM4 Triton, L.P. 1,822,500 shares of 8% Convertible Preference Shares for $70 per share (for proceeds of $116.8 million, net of transaction costs). Pursuant to the Stock Purchase Agreement, the second stage was effected through a rights offering for 3,177,500 shares of 8% Convertible Preference Shares at $70 per share, with HM4 Triton L.P. being obligated to purchase any shares not subscribed. At the closing of the second stage, which occurred on January 4, 1999 (the "Second Closing"), the Company issued an additional 3,177,500 8% Convertible Preference Shares for proceeds totaling $217.8 million, net of closing costs (of which, HM4 Triton L.P. purchased 3,114,863 shares).

          In April 1999, the Company's Board of Directors authorized a share repurchase program enabling the Company to repurchase up to ten percent of the Company's then outstanding 36.7 million ordinary shares. Purchases of ordinary shares by the Company began in April and may be made from time to time in the open market or through privately negotiated transactions at prevailing market prices depending on market conditions. The Company has no obligation to repurchase any of its outstanding shares and may discontinue the share repurchase program at management's discretion. As of December 31, 1999, the Company had purchased 948,300 ordinary shares for $11.3 million. Because of anticipated capital needs in Equatorial Guinea, the Company did not include in its capital budget for 2000 any amounts for share repurchases under the program. In addition, the Company's revolving credit facility, entered into in February 2000, generally does not permit the Company to repurchase its ordinary shares without the banks' consent.

          During 1999, the Company repaid borrowings totaling $19 million, including $10 million under unsecured credit facilities that were outstanding at December 31, 1998. By December 31, 1999, all of the Company's unsecured revolving credit facilities that were outstanding at December 31, 1998 had expired. In addition, the Company paid cash preference dividends totaling $17.6 million in 1999.

          During 1998, the Company borrowed $162.5 million and repaid $360.1 million under revolving lines of credit, notes payable and long-term debt. The Company terminated a $125 million revolving credit facility during 1998 upon the repayment of the amounts then outstanding.

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

FUTURE  CAPITAL  NEEDS

          The Company intends to implement an accelerated appraisal and development program to enable early production from the Ceiba field, with a target of first production by the end of 2000, and has contracted for a floating production storage and offloading (FPSO) system that is expected to provide storage for two million barrels of oil and initial processing capacity of up to 60,000 barrels of oil per day from a single production unit. Capacity can be cost-effectively increased through the addition of up to three similar units. In addition, the Company intends to accelerate its exploration, appraisal and development drilling activities through implementation of a two-rig drilling program that is intended to enable the Company to complete the Ceiba-1 and -2 wells as production wells, to drill and complete two additional appraisal/production wells in the Ceiba field, to drill two exploration wells and to provide the Company the option to drill up to six additional wells.

          The Company expects that its accelerated appraisal and development program for Equatorial Guinea will require significant capital outlays commencing in the year 2000. For internal planning purposes, the Company's capital spending program for the year ending December 31, 2000, is approximately $191 million, excluding capitalized interest and acquisitions, of which approximately $122 million relates to exploration and development activities in Equatorial Guinea, $58 million relates to the Cusiana and Cupiagua fields in Colombia, and $11 million relates to the Company's exploration activities in other parts of the world. The 2000 capital spending program does not include the six optional wells in Equatorial Guinea.

          In conjunction with the sale of Triton Pipeline Colombia, Inc. ("TPC") to an unrelated third party (the "Purchaser") in February 1998, the Company entered into a five year equity swap with a creditworthy financial institution (the "Counterparty"). The issuance to HM4 Triton, L.P. of the 8% Convertible Preference Shares resulted in the right of the Counterparty to terminate the equity swap prior to the end of its five year term. In January 1999, the Counterparty exercised its right and designated April 2000 as the termination date of the equity swap. Upon the expiration of the equity swap in April 2000, the Company expects that the Purchaser will sell the TPC shares. Under the terms of the equity swap with the Counterparty, upon any sale by the Purchaser of the TPC shares, the Company will receive from the Counterparty, or pay to the Counterparty, an amount equal to the excess or deficiency, as applicable, of the difference between 97% of the net proceeds from the Purchaser's sale of the TPC shares and the notional amount of $97 million. For example, if the Purchaser sold the TPC shares for an amount equal to the value the Company has estimated for purposes of preparing its balance sheet as of December 31, 1999, the Company would have to make a payment to the Counterparty under the equity swap of approximately $8.4 million. There can be no assurance that the value the Purchaser may realize in any sale of the TPC shares will equal the value of the shares estimated by the Company for purposes of valuing the equity swap. The Company has no right or obligation to repurchase the TPC shares at any time, but the Company is not prohibited from offering to purchase the shares if the Purchaser offers to sell them. The Company expects to make a bid for the acquisition of the TPC shares because the Company's pipeline tariffs can be lowered by electing to cancel the dividend to the holder of the OCENSA shares. See "Results of Operations - Other Income and Expenses" below, note 2 of Notes to Consolidated Financial Statements, and "Quantitative and Qualitative Disclosures about Market Risk" below.

          In February 2000, the Company entered into an unsecured two-year revolving credit facility with a group of banks, which matures in February 2002. The credit facility gives the Company the right to borrow from time to time up to the amount of the borrowing base determined by the banks, not to exceed $150 million. As of February 2000, the borrowing base was $150 million. The credit facility contains various restrictive covenants, including covenants that require the Company to maintain a ratio of earnings before interest, depreciation, depletion, amortization and income taxes to net interest expense of at least 2.5 to 1, and that prohibit the Company from permitting net debt to exceed the product of 3.75 times the Company's earnings before interest, depreciation, depletion, amortization and income taxes, in each case, on a trailing four quarters basis. As of March 6, 2000, the Company had not made a borrowing under the facility.

     The Company expects to fund 2000 capital spending with a combination of some or all of the following: cash flow from operations, cash, the Company's committed bank credit facility, and the issuance of debt or equity securities. To facilitate a possible future securities issuance or issuances, the Company has on file with the Securities and Exchange Commission ("SEC") a shelf registration statement under which the Company could issue up to an aggregate of $250 million debt or equity securities.

     At December 31, 1999, the Company had guaranteed the performance of a total of $16.4 million in future exploration expenditures to be incurred through September 2001 in various countries. A total of approximately $6 million of the exploration expenditures are included in the 2000 capital spending program related to a commitment for two onshore exploratory wells in Greece. These commitments are backed primarily by unsecured letters of credit. The Company also had guaranteed loans of approximately $1.4 million, which expire September 2000, for a Colombian pipeline company, Oleoducto de Colombia S.A., in which the Company has an ownership interest.

          On October 30, 1999, the Company and the other parties to the production-sharing contract for Block A-18 executed a gas sales agreement providing for the sale of the first phase of gas. Under the terms of the gas sales agreement, delivery of gas is scheduled to begin by the end of the second quarter of 2002, following timely completion and approval of an environmental impact assessment associated with the buyers' pipeline and processing facilities. No assurance can be given as to when such approval will be obtained. In connection with the sale to ARCO of one-half of the shares through which the Company owned its interest in Block A-18, ARCO agreed to pay the future exploration and development costs attributable to the Company's and ARCO's collective interest in Block A-18, up to $377 million or until first production from a gas field. There can be no assurance that the Company's and ARCO's collective share of the cost of developing the project will not exceed $377 million. See "Certain Factors Relating to Malaysia-Thailand" in note 19 of Notes to Consolidated Financial Statements.

                              RESULTS OF OPERATIONS
                              ---------------------

                          YEAR ENDED DECEMBER 31, 1999,
                   COMPARED WITH YEAR ENDED DECEMBER 31, 1998

     Oil  and  Gas  Sales
     --------------------

          Oil and gas sales in 1999 totaled $247.9 million, a 54% increase from 1998, due to higher average realized oil prices and higher production. The average realized oil price was $15.95 and $12.31 in 1999 and 1998, respectively, an increase of 30% for 1999, resulting in higher revenues of $56.4 million compared to 1998. Total revenue barrels, including production related to barrels delivered under the forward oil sale, totaled 15.5 million barrels in 1999, an increase of 19%, compared to the prior year, resulting in an increase in revenues of $30.7 million. The increased production was primarily due to the start-up during the second half of 1998 of two new 100,000 BOPD oil-production units at the Cupiagua central processing facility.

          As a result of financial and commodity market transactions settled during the year ended December 31, 1999, the Company's risk management program resulted in lower oil sales of approximately $19.8 million than if the Company had not entered into such transactions. Additionally, the Company has hedged its  WTI  price  on  a  portion  of  its  projected  2000  oil  production.  See
"Quantitative  and  Qualitative  Disclosures  about  Market  Risk"  below.

          The delivery requirement under the forward oil sale will be completed in March 2000. Starting with the second quarter of 2000, 254,136 barrels per month, the amount currently delivered under the forward oil sale and recognized in revenues at $11.56 per barrel, will become available for sale.

     Gain  on  Sale  of  Oil  and  Gas  Assets
     -----------------------------------------

           In August 1998, the Company sold to a subsidiary of ARCO for $150 million, one-half of the shares of the subsidiary through which the Company owned its 50% share of Block A-18 in the Malaysia-Thailand Joint Development
Area. The sale resulted in a gain of $63.2 million. In December 1998, the Company sold its Bangladesh subsidiary for $4.5 million and recorded a gain of the same amount.

     Operating  Expenses
     -------------------

            Operating expenses, which include field operating expenses, pipeline tariffs and production taxes, decreased $5.4 million in 1999. On an oil equivalent-barrel basis, operating expenses were $4.50 and $5.97 in 1999 and 1998, respectively. The Company pays lifting costs, production taxes and transportation costs to the Colombian port of Covenas for barrels to be delivered under the forward oil sale. Operating expenses on a per equivalent-barrel basis were lower primarily due to higher production volumes. OCENSA pipeline tariffs totaled $42.1 million and $49.9 million in 1999 and 1998, respectively. Pipeline tariffs for 1999 were lower primarily due to a non-recurring credit issued by OCENSA in February 2000 totaling $4.2 million. The credit resulted from OCENSA's compliance with a Colombian government decree in December 1999 that reduced its 1999 noncash expenses. OCENSA imposes a tariff on shippers from the Cusiana and Cupiagua fields (the "Initial Shippers"), which is estimated to recoup: the total capital cost of the project over a 15-year period; its operating expenses, which include all Colombian taxes; interest expense; and the dividend to be paid by OCENSA to its shareholders. Any shippers of crude oil who are not Initial Shippers are assessed a premium tariff on a per-barrel basis, and OCENSA will use revenues from such tariffs to reduce the Initial Shippers' tariff.

     Depreciation,  Depletion  and  Amortization
     -------------------------------------------

          Depreciation, depletion and amortization increased $2.5 million, primarily due to higher production volumes, including barrels delivered under the forward oil sale. Off-setting the effect of higher production, full cost ceiling test writedowns taken during 1998 reduced the per barrel depletion in 1999.

     General  and  Administrative  Expenses
     --------------------------------------

          General and administrative expense before capitalization decreased $16.6 million from $47.2 million in 1998 to $30.6 million in 1999, while capitalized general and administrative costs were $6.9 million and $20.6 million in 1999 and 1998, respectively. General and administrative expenses, and the portion capitalized, decreased as a result of restructuring activities undertaken during the second half of 1998 and in March 1999.

     Writedown  of  Assets
     ---------------------

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

     In conjunction with the plan to restructure operations and scale back exploration-related expenditures in 1998, the Company assessed its investments in exploration licenses and determined that certain investments were impaired. As a result, unevaluated oil and gas properties and other assets totaling $77.3 million ($72.6 million, net of tax) were expensed. The writedown included $27.2 million and $22.5 million related to exploration activity in Guatemala and China, respectively. The remaining writedowns related to the Company's exploration projects in certain other areas of the world.

     Special  Charges
     ----------------

          As a result of the restructuring, the Company recognized special charges of $15 million during the third quarter of 1998 and $3.3 million during the fourth quarter of 1998 for a total of $18.3 million. Of the $18.3 million in special charges, $14.5 million related to the reduction in workforce, and represented the estimated costs for severance, benefit continuation and outplacement costs, which will be paid over a period of up to two years according to the severance formula. Since July 1998, the Company has paid $13.1 million in severance, benefit continuation and outplacement costs. A total of $2.1 million of special charges related to the closing of foreign offices, and represented the estimated costs of terminating office leases and the write-off of related assets. The remaining special charges of $1.7 million primarily related to the write-off of other surplus fixed assets resulting from the reduction in workforce. At December 31, 1999, all of the positions had been eliminated, all designated foreign offices had closed and all licenses had been relinquished, sold, or their commitments renegotiated. During the fourth quarter of 1999, the Company reversed $.7 million of the accrual associated with the completion of restructuring activities. The remaining liability related to the restructuring activities undertaken in 1998 was $1 million at December 31, 1999.

          In March 1999, the Company accrued special charges of $1.2 million related to an additional 15% reduction in the number of employees resulting from the Company's continuing efforts to reduce costs. The special charges consisted of $1 million for severance, benefit continuation and outplacement costs and $.2 million related to the write-off of surplus fixed assets. Since March 1999, the Company has paid $.9 million in severance, benefit continuation and outplacement costs. At December 31, 1999, the remaining liability related to the restructuring activities undertaken in 1999 was $.1 million.

     In September 1999, the Company recognized special charges totaling $2.4 million related to the transfer of its working interest in Ecuador to a third party.

     Gain  on  Sale  of  Triton  Pipeline  Colombia
     ----------------------------------------------

          In February 1998, the Company sold TPC, a wholly owned subsidiary that held the Company's 9.6% equity interest in the Colombian pipeline company, OCENSA, to an unrelated third party (the "Purchaser") for $100 million. Net proceeds were approximately $97.7 million. The sale resulted in a gain of $50.2 million.

     Interest  Expense
     -----------------

          Gross interest expense for 1999 and 1998 totaled $37.2 million and $46.4 million, respectively, while capitalized interest for 1999 decreased $8.7 million to $14.5 million. The decrease in capitalized interest is primarily due to the writedown of unevaluated oil and gas properties in June 1998 and a sale of 50% of the Company's Block A-18 project in August 1998.

     Other  Income  (Expense),  Net
     ------------------------------

          Other income (expense), net, included a foreign exchange gain (loss) of ($2.7 million) and $2.1 million in 1999 and 1998, respectively. During 1999 and 1998, the Company recorded gains of $6.2 million and $.4 million, respectively, representing the change in the fair value of the call options purchased in anticipation of a forward oil sale. In addition, during 1999 and 1998, the Company recorded an expense of $6.9 million and $3.3 million, respectively, in other income (expense), net, related to the net payments made under and the change in the fair value of the equity swap entered into in conjunction with the sale of TPC. Net payments made (or received) under the equity swap, and any fluctuations in the fair values of the call options and the equity swap, in future periods will affect other income (expense), net in such periods. See "Quantitative and Qualitative Disclosures About Market Risk" below. In 1999 and 1998, the Company recorded loss provisions of $2.3 million and $.8 million, respectively, for certain legal matters. In 1998, the Company recognized gains of $7.6 million on the sale of corporate assets in addition to the ARCO and TPC transactions.

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

          Current taxes related to the Company's Colombian operations were $20.8 million and $4.4 million in 1999 and 1998, respectively. The income tax provision for 1999 included a foreign deferred tax expense totaling $9.2 million compared with a foreign deferred tax benefit of $57 million in 1998. The benefit recognized in 1998 primarily resulted from the writedown of oil and gas properties. Additionally, the income tax provision included a deferred tax benefit in the United States totaling $1.4 million, compared with an expense of $1.5 million in 1998.

          At December 31, 1999, the Company had U.S. NOLs of approximately $450.2 million compared with NOLs of approximately $415.6 million at December 31, 1998. The NOLs expire from 2000 to 2020. See note 10 of Notes to Consolidated Financial Statements. At December 31, 1999, the Company's Colombian operations and other foreign operations had NOLs and other credit carryforwards totaling $57.4 million and $40.7 million, respectively, that will expire between 2001 and 2004.

          During 1999, the Company acquired the Colombian entity of its former partner in the El Pinal field. In addition to the working interest in the El Pinal field, the acquired entity has tax basis and NOLs totaling approximately $40 million, included in total foreign NOLs above, which the Company expects to utilize in 2000. At December 31, 1999, the tax affected amount of the tax basis and NOLs ($14.2 million) has been included in current assets as a deferred tax asset. In addition, the Company recorded deferred income of $10.6 million, representing the difference between the value of the deferred tax asset and the purchase price. During 2000, the deferred tax asset and the deferred income will be reduced as the tax basis and NOLs are utilized.

          The Company recorded a U.S. deferred tax asset of $88.2 million, net of a valuation allowance of $72.9 million, at December 31, 1999. The valuation allowance was primarily attributable to management's assessment of the utilization of NOLs in the U.S., the expectation that other tax credits will expire without being utilized, and certain temporary differences will reverse without a benefit to the Company. The minimum amount of future taxable income necessary to realize the U.S. deferred tax asset is approximately $252 million. Although there can be no assurance the Company will achieve such levels of income, management believes the deferred tax asset will be realized through income from its operations.


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

     Gain  on  Sale  of  Oil  and  Gas  Assets
     -----------------------------------------

          In August 1998, the Company sold to a subsidiary of ARCO for $150 million, one-half of the shares of the subsidiary through which the Company owned its 50% share of Block A-18 in the Malaysia-Thailand Joint Development
Area. The sale resulted in a gain of $63.2 million. In December 1998, the Company sold its Bangladesh subsidiary for $4.5 million and recorded a gain of the same amount.

          In June 1997, the Company sold its Argentine subsidiary for cash proceeds of $4.1 million and recognized a gain of $4.1 million.

     Operating  Expenses  and  Depreciation,  Depletion  and  Amortization
     ---------------------------------------------------------------------

          Operating expenses increased $22.2 million in 1998, and depreciation, depletion and amortization increased $22 million, primarily due to higher production volumes, including barrels delivered under the forward oil sale. The Company's operating costs per oil equivalent-barrel were $5.97 and $6.47 in 1998 and 1997, respectively. Operating expenses on a per equivalent-barrel basis were lower primarily due to higher production volumes and a decrease in production taxes of $7.8 million. Beginning in 1998, no production taxes were assessed on production from the Cusiana field. These improvements to operating costs were partially offset by an increase in OCENSA pipeline tariffs which totaled $49.9 million or $4.08 per barrel, and $28.7 million or $3.69 per barrel, in 1998 and 1997, respectively. The OCENSA pipeline expansion was completed at the end of 1997. At such time, the full cost of the pipeline was included in the tariff computation, which was the primary contributor to the higher 1998 tariffs.

     General  and  Administrative  Expenses
     --------------------------------------

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

     Interest  Expense
     -----------------

          Gross interest expense for 1998 and 1997 totaled $46.4 million and $49.7 million, respectively, while capitalized interest for 1998 decreased $2.6 million to $23.2 million. The decrease in capitalized interest is primarily due to the writedown of unevaluated property totaling $73.9 million in June 1998 and a sale of 50% of the Company's Block A-18 project in August 1998.

     Other  Income  (Expense),  Net
     ------------------------------

          Other income (expense), net, included foreign exchange gains of $2.1 million and $9.5 million in 1998 and 1997, respectively, primarily related to noncash adjustments to deferred tax liabilities in Colombia associated with devaluation of the Colombian peso versus the U.S. dollar. In 1998 and 1997, the Company recognized gains of $7.6 million and $1.4 million, respectively, on the sale of corporate assets. During 1998 and 1997, the Company recorded a gain
(loss) of $.4 million and ($9.7 million), respectively, representing the change in the fair value of the call options purchased in anticipation of a forward oil sale. In addition, during 1998, the Company recorded an expense of $3.3 million in other income (expense), net, related to the net payments made under and the change in the fair value of the equity swap entered into in conjunction with the sale of TPC.

     Income  Taxes
     -------------

          The income tax provision for 1998 included a foreign deferred tax benefit totaling $57 million compared with a foreign deferred tax expense of $16 million in 1997. The benefit recognized in 1998 primarily resulted from the writedown of oil and gas properties. Additionally, the income tax provision included deferred tax expense in the United States totaling $1.5 million, compared with a benefit of $7.9 million in 1997. Current taxes related to the Company's Colombian operations were $4.4 million and $3.4 million in 1998 and 1997, respectively.

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


                         EXPLORATION  OPERATIONS
                         -----------------------

          Costs related to acquisition, holding and initial exploration of licenses in countries with no proved reserves are initially capitalized, including internal costs directly identified with acquisition, exploration and development activities. The Company's exploration licenses are periodically assessed for impairment on a country-by-country basis. If the Company's investment in exploration licenses within a country where no proved reserves are assigned is deemed to be impaired, the licenses are written down to estimated recoverable value. If the Company abandons all exploration efforts in a country where no proved reserves are assigned, all acquisition and exploration costs associated with the country are expensed. The Company's assessments of whether its investment within a country is impaired and whether exploration activities within a country will be abandoned are made from time to time based on its review and assessment of drilling results, seismic data and other information it deems relevant. Due to the unpredictable nature of exploration drilling activities, the amount and timing of impairment expense are difficult to predict with any certainty. For example, in the second quarter of 1998, the Company recorded a $77.3 million ($72.6 million, net of tax) writedown of unevaluated oil and gas properties relating to the Company's operations in China, Ecuador, Guatemala and other countries. There can be no assurance that, in the future, the Company will not incur writedowns or expense with respect to its exploration licenses. Financial information concerning the Company's assets at December 31, 1999, including capitalized costs by geographic area, is in note 21 of Notes to Consolidated Financial Statements.


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

                        RECENT ACCOUNTING PRONOUNCEMENTS
                        --------------------------------

               In June 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires enterprises to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The requisite accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation. The Company must adopt SFAS 133 effective January 1, 2001. Based on the Company's outstanding derivatives contracts, the Company believes that the impact of adopting this standard would not have a material adverse effect on the Company's operations or consolidated financial condition. However, no assurances can be given with regard to the level of the Company's derivatives activities at the time SFAS 133 is adopted or the resulting effect on the Company's operations or consolidated financial condition.

                                YEAR 2000 UPDATE
                                ----------------

          In 1998, the Company began a formal process to prepare the Company's internal computerized systems for the Year 2000. From inception through December 31, 1999, the Company spent approximately $250,000 related to the Year 2000 readiness issue. These costs included external consultants, professional advisors, and software and hardware. No further material expenses are anticipated. To date, the Company has not experienced any significant problems related to Year 2000 compliance. Although the Company has not suffered any significant Year 2000 issues or related disruptions as a result of the roll over from 1999 to 2000, including through third parties with whom the Company has a business relationship, it is possible that certain Year 2000 issues may exist but have not yet materialized. While the Company believes that any future Year 2000 issues are of a much lower risk, there can be no assurance that these issues will not have a material effect on the Company's operations.

               CERTAIN FACTORS THAT COULD AFFECT FUTURE OPERATIONS
               ---------------------------------------------------

          Certain information contained in this report, as well as written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, teleconferences or otherwise, may be deemed to be "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and are subject to the "Safe Harbor" provisions of that section. Forward-looking statements include statements concerning the Company's and management's plans, objectives, goals, strategies and future operations and performance and the assumptions underlying such forward-looking statements. When used in this document, the words "anticipates," "estimates," "expects," "believes," "intends," "plans" and similar expressions are intended to identify such forward-looking statements. These statements include information regarding:

-  drilling schedules;

-  expected or planned production capacity;

- future production from the Cusiana and Cupiagua fields in Colombia, including from the Recetor license;

- the completion of development and commencement of production in Malaysia-Thailand;

- future production of the Ceiba field in Equatorial Guinea, including volumes and timing of first production;

- the acceleration of the Company's exploration, appraisal and development activities in Equatorial Guinea;

-  the Company's capital budget and future capital requirements;

-  the Company's meeting its future capital needs;

- the Company's utilization of net operating loss carryforwards and realization of its deferred tax asset;

-  the level of future expenditures for environmental costs;

-  the outcome of regulatory and litigation matters;

- the estimated fair value of derivative instruments, including the equity swap; and

-  proven oil and gas reserves and discounted future net cash flows therefrom.


          These statements are based on current expectations and involve a number of risks and uncertainties, including those described in the context of such forward-looking statements, and in notes 19 and 20 of Notes to Consolidated Financial Statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to these and other factors.


ITEM 7. A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET  RISK

Commodity Risk
--------------

     The Company's primary commodity market risk exposure is to changes in the pricing applicable to its oil production, which is normally priced with reference to a defined benchmark, such as light, sweet crude oil traded on the New York Mercantile Exchange (WTI). Actual prices received vary from the benchmark depending on quality and location differentials. The markets for crude oil historically have been volatile and are likely to continue to be volatile in the future. During the three year period ended December 31, 1999, WTI oil prices fluctuated between a low price of $11.37 per barrel and a high price of $27.07 per barrel.

     From time to time, it is the Company's policy to use financial market transactions, including swaps, collars and options, with creditworthy counterparties, primarily to reduce the risk associated with the pricing of a portion of the oil and natural gas that it sells. The policy is structured to underpin the Company's planned revenues and results of operations. The Company does not enter into financial market transactions for trading purposes.

     During the years ended December 31, 1999 and 1997, markets provided the Company the opportunity to realize WTI benchmark oil prices on average $6.37 per barrel and $2.35 per barrel, respectively, above the WTI benchmark oil price the Company set as part of its annual plan for the period. During the year ended December 31, 1998, the Company did not have any outstanding financial market transactions to hedge against oil price fluctuations. As a result of financial and commodity market transactions settled during the years ended December 31, 1999 and 1997, the Company's risk management program resulted in an average net realization of approximately $1.65 per barrel and $.11 per barrel, respectively, lower than if the Company had not entered into such transactions. Realized gains or losses from the Company's price risk management activities are recognized in oil and gas sales at the time of settlement of the underlying hedged transaction.

With respect to the sale of oil to be produced by the Company, the Company has entered into oil price collars with creditworthy counterparties to establish a weighted average minimum WTI benchmark price of $18.92 per barrel and a maximum of $24.45 per barrel on an aggregate of 3.6 million barrels of production during the period from January through June 2000. As a result, to the extent the average monthly WTI price exceeds $24.45, the Company will pay the counterparties the difference between the average monthly WTI price and $24.45, and to the extent that the average monthly WTI price is below $18.92, the counterparties will pay the Company the difference between the average monthly WTI price and $18.92. In addition, the Company has entered into option contracts for an aggregate of 300,000 barrels of production during the period from July through September 2000. As a result, to the extent the monthly average WTI exceeds $28.43 per barrel, the Company will pay the counterparty the difference between the average WTI and $28.43, and to the extent WTI is at or below $22.00, the counterparty will pay the Company $2.00 per barrel. The Company used a sensitivity analysis technique to evaluate the hypothetical effect that changes in WTI oil prices may have on the fair value of these contracts. At December 31, 1999, the potential decrease in future earnings, assuming a ten percent movement in WTI oil prices, would not have a material adverse effect on the Company's consolidated financial position or results of operations.

     In anticipation of entering into the forward oil sale, in 1995 the Company purchased WTI benchmark call options to retain the ability to benefit from WTI price increases above a weighted average price of $20.42 per barrel. The volumes and expiration dates on the call options coincide with the volumes and delivery dates of the forward oil sale, which will be completed in March 2000. During the years ended December 31, 1999, 1998 and 1997, the Company recorded a gain (loss) of $6.1 million, $.4 million, and ($9.7 million), respectively, in other income (expense), net, related to the change in the fair market value of the call options. In November 1999, the Company sold WTI benchmark call options with the same notional quantities, strike price and contract period as the remaining call option contracts outstanding for a premium of $4.4 million for the purpose of realizing the fair value of the purchased call options. As a result, the Company has eliminated its exposure to future changes in value of the call options caused by fluctuating oil prices.

Interest  Rate  Risk
--------------------

     Equity  Swap
     ------------

          In conjunction with the sale of TPC, the Company entered into an equity swap with a creditworthy financial institution (the "Counterparty"). The equity swap has a notional amount of $97 million and requires the Company to make quarterly floating LIBOR-based payments on the notional amount to the Counterparty. In exchange, the Counterparty is required to make payments to the Company equivalent to 97% of the dividends TPC receives in respect of its equity interest in OCENSA. The Company's LIBOR-based payments commenced in March 1998, and OCENSA commenced paying dividends in September 1998. OCENSA's first dividend was attributable to the four month period ending June 1998. During the years ended December 31, 1999 and 1998, the Company made payments to the Counterparty totaling $6.2 million and $5.9 million, respectively, and received payments from the Counterparty totaling $7.8 million and $2.6 million, respectively.

     The equity swap is carried in the Company's financial statements at fair value during its term, which, as amended, will expire April 14, 2000. The value of the equity swap in the Company's financial statements is equal to 97% of the estimated fair value of the shares of OCENSA owned by TPC. Because there is no public market for the shares of OCENSA, the Company estimates their value using a discounted cash flow model applied to the distributions expected to be paid in respect of the OCENSA shares. The discount rate applied to the estimated cash flows from the OCENSA shares is based on a combination of current market rates of interest, a credit spread for OCENSA's debt, and a spread to reflect the preferred stock nature of the OCENSA shares. During the years ended December 31, 1999 and 1998, the Company recorded an expense of $6.9 million and $3.3 million in other income (expense), net, related to the net payments made under and the change in the fair market value of the equity swap. The Company also evaluated the potential effect that near-term changes in interest rates could have on the fair value of the equity swap. Based upon an analysis utilizing the actual discount rate in effect as of December 31, 1999, and assuming a ten percent adverse movement in the discount rate, the potential decrease in the fair value of the equity swap at December 31, 1999, would be approximately $6.3 million. Net payments made (or received) under the equity swap, and any fluctuations in the fair value of the equity swap, in future periods, will affect other income (expense), net in such periods. There can be no assurance that changes in interest rates, or in other factors that affect the value of the OCENSA shares and/or the equity swap, will not have a material adverse effect on the carrying value of the equity swap.

          Upon the expiration of the equity swap in April 2000, the Company expects that the Purchaser will sell the TPC shares. Under the terms of the equity swap with the Counterparty, upon any sale by the Purchaser of the TPC shares, the Company will receive from the Counterparty, or pay to the Counterparty, an amount equal to the excess or deficiency, as applicable, of the difference between 97% of the net proceeds from the Purchaser's sale of the TPC shares and the notional amount of $97 million. For example if the Purchaser sold the TPC shares for an amount equal to the value the Company has estimated for purposes of preparing its balance sheet as of December 31, 1999, the Company would have to make a payment to the Counterparty under the equity swap of approximately $8.4 million. There can be no assurance that the value the Purchaser may realize in any sale of the TPC shares will equal the value of the shares estimated by the Company for purposes of valuing the equity swap. The Company has no right or obligation to repurchase the TPC shares at any time, but the Company is not prohibited from offering to purchase the shares if the Purchaser offers to sell them. The Company expects to make a bid for the acquisition of the TPC shares because the Company's pipeline tariffs can be lowered by electing to cancel the dividend to the holder of the OCENSA shares. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Other Income and Expenses" and note 2 of Notes to Consolidated Financial Statements.

     Indebtedness  of  the  Company
     ------------------------------

          The Company believes its interest rate exposure on debt is not significant since only $13.5 million out of total debt of $413.5 million at December 31, 1999, has floating interest rate obligations.

Foreign  Currency  Risk
-----------------------

          The Company derives substantially all of its consolidated revenues from international operations. A risk inherent in international operations is the possibility of realizing economic currency-exchange losses when transactions are completed in currencies other than U.S. dollars. The Company's risk of realizing currency-exchange losses currently is largely mitigated because the Company receives U.S. dollars for sales of its petroleum products in Colombia. With respect to expenditures denominated in currencies other than the U.S. dollar, the Company generally converts U.S. dollars to the local currency near the applicable payment dates to minimize exposure to losses caused by holding foreign currency deposits. During the three-year period ended December 31, 1999, the Company did not realize any material foreign exchange losses from its international operations.

          The Company evaluated the potential effect that reasonably possible near-term changes in foreign exchange rates may have on the fair value of foreign currency denominated assets. Based on analysis utilizing the actual foreign currency exchange rates at December 31, 1999, and assuming a ten percent adverse movement in exchange rates, the potential decrease in fair value of foreign currency denominated assets does not have a material adverse effect on the Company's consolidated financial position or results of operations.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this item begin at page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information relating to the Company's directors and nominees for election as directors of the Company is incorporated herein by reference from the Proxy Statement for the 2000 Annual Meeting of Shareholders of the Company (the "Proxy Statement"), specifically the discussion under the heading "Election of Directors." The Company expects that the Proxy Statement will be publicly available and mailed in April 2000. Certain information as to executive officers is included herein under Items 1 and 2, "Business and Properties - Executive Officers." The discussion under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement is incorporated herein by reference.

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


ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The discussion under "Management Compensation - Compensation Committee Interlocks and Insider Participation and Certain Transactions" in the Proxy Statement is incorporated herein by reference.


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



 3.1    Memorandum of Association (previously filed as an exhibit to the Company's
        Registration Statement on Form S-3 (No 333-08005) and incorporated herein by reference)
 3.2    Articles of Association (previously filed as an exhibit to the Company's
        Registration Statement on Form S-3 (No 333-08005) and incorporated herein by reference)
 4.1    Specimen Share Certificate of Ordinary Shares, $.01 par value, of the Company
        (previously filed as an exhibit to the Company's Registration Statement on Form 8-A dated March 25, 1996, and incorporated herein by reference)
 4.2    Rights Agreement dated as of March 25, 1996, between Triton and The Chase
        Manhattan Bank, as Rights Agent, including, as Exhibit A thereto, Resolutions establishing the Junior Preference Shares (previously filed as an exhibit to the
        Company's Registration Statement on Form S-3 (No 333-08005) and incorporated herein by reference)
 4.3    Resolutions Authorizing the Company's 5% Convertible Preference Shares (previously filed as an exhibit to the Company's and Triton Energy Corporation's Registration
        Statement on Form S-4 (No. 333-923) and incorporated herein by reference)
 4.4    Amendment No. 1 to Rights Agreement dated as of August 2, 1996, between Triton
        Energy Limited and The Chase Manhattan Bank, as Rights Agent (previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A (Amendment No. 1)
        dated August 14, 1996, and incorporated herein by reference)
 4.5    Amendment No. 2 to Rights Agreement dated as of August 30, 1998, between Triton
        Energy Limited and The Chase Manhattan Bank, as Rights Agent (previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A (Amendment No.
        2) dated October 2, 1998, and incorporated herein by reference)
 4.6    Unanimous Written Consent of the Board of Directors authorizing a Series of
        Preference Shares (previously filed as an exhibit to the Company's
        Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.)
 4.7    Amendment No. 3 to Rights Agreement dated as of January 5, 1999, between Triton
        Energy Limited and The Chase Manhattan Bank, as Rights Agent (previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A (Amendment No.
        3) dated January 31, 1999, and incorporated herein by reference)
 10.1   Amended and Restated  Retirement Income Plan (previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended
        November 30, 1993, and incorporated by reference) (1)
 10.2   Amendment to the Retirement Income Plan dated August 1, 1998. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
        June 30, 1998, and incorporated herein by reference.) (1)
 10.3   Amendment to Amended and Restated Retirement Income Plan dated
        December 31, 1996 (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference) (1)
 10.4   Amended and Restated Supplemental Executive Retirement Income Plan. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.) (1)
 10.5   1981 Employee Non-Qualified Stock Option Plan. (previously filed as an exhibit to
        Triton Energy Corporation's Annual Report on Form 10-K for the fiscal year ended May
        31, 1992 ,and incorporated herein by reference.) (1)
 10.6   Amendment No. 1 to the 1981 Employee Non-Qualified Stock Option Plan. (previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form 10-K for
        the fiscal year ended May 31, 1989, and incorporated herein by reference.) (1)
 10.7   Amendment No. 2 to the 1981 Employee Non-Qualified Stock Option Plan. (previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form 10-K for the
        fiscal year ended May 31, 1992, and incorporated herein by reference.) (1)
 10.8   Amendment No. 3 to the 1981 Employee Non-Qualified Stock Option Plan. (previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form 10-Q for
        the quarter ended November 30, 1993, and incorporated by reference.) (1)
 10.9   1985 Stock Option Plan. (previously filed as an exhibit to Triton Energy Corporation's
        Annual Report on Form 10-K for the fiscal year ended May 31, 1990, and incorporated herein by reference.) (1)
10.10   Amendment No. 1 to the 1985 Stock Option Plan. (previously filed as an exhibit to
        Triton Energy Corporation's Annual Report on Form 10-K for the fiscal year ended
        May 31, 1992, and incorporated herein by reference)
10.11   Amendment No. 2 to the 1985 Stock Option Plan. (previously filed as an exhibit to
        Triton Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended
        November 30, 1993, and incorporated by reference.) (1)
10.12   Amended and Restated 1986 Convertible Debenture Plan. (previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended
        November 30, 1993, and incorporated herein by reference.) (1)
10.13   1988 Stock Appreciation Rights Plan. (previously filed as an exhibit to Triton Energy
        Corporation's Annual Report on Form 10-K for the fiscal year ended May 31, 1993, and incorporated by reference herein.) (1)
10.14   1989 Stock Option Plan. (previously filed as an exhibit to Triton Energy Corporation's
        Quarterly Report on Form 10-Q for the quarter ended November 30, 1988, and incorporated herein by reference.) (1)
10.15   Amendment No. 1 to 1989 Stock Option Plan. (previously filed as an exhibit to
        Triton Energy Corporation's Annual Report on Form 10-K for the fiscal year ended
        May 31, 1992, and incorporated herein by reference.) (1)
10.16   Amendment No. 2 to 1989 Stock Option Plan. (previously filed as an exhibit to
        Triton Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended
        November 30, 1993, and incorporated herein by reference.) (1)
10.17   Second Amended and Restated 1992 Stock Option Plan.(previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March
        31, 1996, and incorporated herein by reference.) (1)
10.18   Form of Amended and Restated Employment Agreement with Triton Energy Limited and certain officers, including Messrs. Dunlevy, Garrett and Maxted (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended
        December 31, 1997, and incorporated herein by reference.) (1)
10.19   Amended and Restated Employment Agreement among Triton Energy Limited, Triton
        Exploration Services, Inc. and Robert B. Holland, III. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
        September 30, 1998, and incorporated herein by reference.) (1)
10.20   Form of Amended and Restated Employment Agreement among Triton Energy Limited,
        Triton Exploration Services, Inc. and each of Peter Rugg and Al E. Turner. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.) (1)
10.21   Letter Agreement among Triton Energy Limited, Triton Exploration Services,  Inc.
        and Robert B. Holland, III dated December 17, 1998. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.) (1)
10.22   Letter Agreement among Triton Energy Limited, Triton Exploration Services,  Inc.
        and Peter Rugg dated December 10, 1998. (previously filed as an exhibit to the
        Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.) (1)
10.23   Form of Bonus Agreement between Triton Exploration Services,  Inc. and each of
        Al E. Turner, Robert B. Holland, III, and Peter Rugg dated July 15, 1998. (previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31,
        1998 and incorporated herein by reference.) (1)
10.24   Amended and Restated 1985 Restricted Stock Plan. (previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended
        November 30, 1993, and incorporated herein by reference.) (1)
10.25   First Amendment to Amended and Restated 1985 Restricted Stock Plan. (previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form 10-K for the
        fiscal year ended December 31, 1995, and incorporated herein by reference.) (1)
10.26   Second Amendment to Amended and Restated 1985 Restricted Stock Plan. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and incorporated herein by reference.) (1)
10.27   Executive Life Insurance Plan. (previously filed as an exhibit to Triton Energy
        Corporation's Annual Report on Form 10-K for the fiscal year ended May 31, 1991, and incorporated herein by reference.) (1)
10.28   Long Term Disability Income Plan. (previously filed as an exhibit to Triton Energy
        Corporation's Annual Report on Form 10-K for the fiscal year ended May 31, 1991, and incorporated herein by reference.) (1)
10.29   Amended and Restated Retirement Plan for Directors. (previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form 10-K for the fiscal year ended
        May 31, 1990, and incorporated herein by reference.) (1)
10.30   Contract for Exploration and Exploitation for Santiago de Atalayas I with an effective date of July 1, 1982, between Triton Colombia, Inc., and Empresa Colombiana
        De Petroleos. (previously filed as an exhibit to Triton Energy Corporation's Annual
        Report on Form 10-K for the fiscal year ended May 31, 1990, and incorporated herein by reference.)
10.31   Contract for Exploration and Exploitation for Tauramena with an effective date of July
        4, 1988, between Triton Colombia, Inc., and Empresa Colombiana De Petroleos.
        (previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
        10-K for the fiscal year ended May 31, 1990, and incorporated herein by reference.)
10.32   Summary of Assignment legalized by Public Instrument No. 1255 dated September 15,
        1987 (Assignment is in Spanish language). (previously filed as an exhibit to Triton
        Energy Corporation's Annual Report on Form 10-K for the fiscal year ended May 31,
        1993, and incorporated herein by reference.)
10.33   Summary of Assignment legalized by Public Instrument No. 1602 dated June 11, 1990
        (Assignment is in Spanish language). (previously filed as an exhibit to Triton
        Energy Corporation's Annual Report on Form 10-K for the fiscal year ended May 31,
        1993, and incorporated herein by reference.)
10.34   Summary of Assignment legalized by Public Instrument No. 2586 dated September 9,
        1992 (Assignment is in Spanish language). (previously filed as an exhibit to Triton
        Energy Corporation's Annual Report on Form 10-K for the fiscal year ended May 31,
        1993, and incorporated herein by reference.)
10.35   401(K) Savings Plan. (previously filed as an exhibit to Triton Energy Corporation's
        Quarterly Report on Form 10-Q for the quarter ended November 30, 1993, and incorporated herein by reference.) (1)
10.36   Amendment to the 401(k) Savings Plan dated August 1, 1998. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
        1998, and incorporated herein by reference.) (1)
10.37   Amendment to 401(k) Savings Plan dated December 31, 1996. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March
        31, 1998, and incorporated herein by reference.) (1)
10.38   Contract between Malaysia-Thailand Joint Authority and Petronas Carigali
        SDN.BHD. and Triton Oil Company of Thailand relating to Exploration and Production of  Petroleum for Malaysia-Thailand Joint Development Area Block A-18. (previously filed as an exhibit to Triton Energy Corporation's Current Report on Form 8-K dated
        April 21, 1994, and incorporated herein by reference.)
10.39   Triton Crude Purchase Agreement between Triton Colombia, Inc. and Oil Co., LTD.
        dated May 25, 1995. (previously filed as an exhibit to Triton Energy Corporation's
        Current Report on Form 8-K dated May 26, 1995, and incorporated herein by reference.)
10.40   Credit Agreement among Triton Colombia, Inc., Triton Energy Corporation,
        NationsBank, N.A. (Carolinas) and Export-Import Bank of the United States
        (previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
        10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.)
10.41   Amendment No. 1 to Credit Agreement among Triton Colombia, Inc., Triton Energy
        Corporation, NationsBank, N.A. (Carolinas) and Export-Import Bank of the United
        States. (previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.)
10.42   Amendment No. 2 to Credit Agreement among Triton Colombia, Inc., Triton Energy
        Corporation, NationsBank, N.A. (Carolinas) and Export-Import Bank of the United
        States. (previously filed as an exhibit to the Company's Quarterly Report on Form
        10-Q for the quarter ended March 31, 1996, and incorporated herein by reference)
10.43   Amendment No. 3 to Credit Agreement among Triton Colombia, Inc., Triton Energy
        Corporation, NationsBank, N.A. (Carolinas) and Export-Import Bank of the United
        States. (previously filed as an exhibit to the Company's Quarterly Report on Form
        10-Q for the quarter ended March 31, 1998, and incorporated herein by reference)
10.44   Form of Indemnity Agreement entered into with each director and officer of the
        Company. (previously filed as an exhibit to the Company's Quarterly Report on Form
        10-Q for the quarter ended September 30, 1998, and incorporated herein by reference)
10.45   Description of Performance Goals for Executive Bonus Compensation. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference) (1)
10.46   Stock Purchase Agreement dated September 2, 1997, between The Strategic
        Transaction Company and Triton International Petroleum, Inc. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended
        December 31, 1997, and incorporated herein by reference)
10.47   Fourth Amendment to Stock Purchase Agreement dated February 2, 1998, between
        The Strategic Transaction Company and Triton International Petroleum, Inc. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference)
10.48   Amended and Restated 1997 Share Compensation Plan. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended
        December 31, 1998, and incorporated herein by reference) (1)
10.49   First Amendment to Amended and Restated Retirement Plan for Directors. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference) (1)
10.50   First Amendment to Second Amended and Restated 1992 Stock Option Plan. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference) (1)
10.51   Second Amendment to Second Amended and Restated 1992 Stock Option Plan.
        (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference) (1)
10.52   Amended and Restated Indenture dated July 25, 1997, between Triton Energy
        Limited and The Chase Manhattan Bank. (previously filed as an exhibit to the
        Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference)
10.53   Amended and Restated First Supplemental Indenture dated July 25, 1997, between Triton Energy Limited and The Chase Manhattan Bank relating to the 8 3/4% Senior Notes due 2002. (previously filed as an exhibit to the
        Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference)
10.54   Amended and Restated Second Supplemental Indenture dated July 25, 1997, between Triton Energy Limited and The Chase Manhattan Bank relating to the 9 1/4% Senior Notes due 2005. (previously filed as an exhibit to the
        Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference)
10.55   Share Purchase Agreement dated July 17, 1998, among Triton Energy Limited, Triton
        Asia Holdings, Inc., Atlantic Richfield Company and ARCO JDA Limited.
        (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
        quarter ended June 30, 1998, and incorporated herein by reference)
10.56   Shareholders Agreement dated August 3, 1998, among Triton Energy Limited, Triton
        Asia Holdings, Inc., Atlantic Richfield Company, and ARCO JDA Limited.
        (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
        quarter ended June 30, 1998, and incorporated herein by reference)
10.57   Stock Purchase Agreement dated as of August 31, 1998, between Triton Energy
        Limited and HM4 Triton, L.P. (previously filed as an exhibit to the Company's
        Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference)
10.58   Shareholders Agreement dated as of September 30, 1998, between Triton Energy
        Limited and HM4 Triton, L.P. (previously filed as an exhibit to the Company's
        Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference)
10.59   Financial Advisory Agreement dated as of September 30, 1998, between Triton Energy
        Limited and Hicks, Muse & Co. Partners, L.P. (previously filed as an exhibit to the
        Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference)
10.60   Monitoring and Oversight Agreement dated as of September 30, 1998, between Triton
        Energy Limited and Hicks, Muse & Co. Partners, L.P. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
        1998, and incorporated herein by reference)
10.61   Severance Agreement dated as of July 15, 1998, between Thomas G. Finck and Triton
        Energy Limited. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference) (1)
10.62   Severance Agreement dated April 9, 1999, made and entered into by and among Triton
        Energy Limited, Triton Exploration Services, Inc. and Peter Rugg. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
        March 31, 1999, and incorporated herein by reference) (1)
10.63   Consulting and Non-Compete Agreement dated April 9, 1999, made and entered into by and between Triton Exploration Services, Inc. and Peter Rugg. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
        March 31, 1999, and incorporated herein by reference) (1)
10.64   Third Amendment to Amended and Restated 1985 Restricted Stock Plan (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference) (1)
10.65   Amendment to Triton Exploration Services, Inc. Retirement Income Plan. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference) (1)
10.66   Amendment to the Triton Exploration Services, Inc. Supplemental Executive
        Retirement Plan. (previously filed as an exhibit to the Company's Quarterly Report on
        Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference) (1)
10.67   Third Amendment to the Second Amended and Restated 1992 Stock Option Plan
        (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
        quarter ended June 30, 1999, and incorporated herein by reference) (1)
10.68   First Amendment to the Amended and Restated 1997 Share Compensation Plan
        (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
        quarter ended June 30, 1999, and incorporated herein by reference) (1)
10.69   Amendment dated May 11, 1999, to Amended and Restated Employment Agreement
        dated July 15, 1998 among Triton Exploration Services, Inc., Triton Energy Limited
        and A.E. Turner, III.(previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference) (1)
10.70   Form of Amendment dated May 11, 1999, to Employment Agreement among Triton Exploration Services, Inc., Triton Energy Limited and certain officers, including Messrs. Dunlevy, Garrett and Maxted (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference) (1)
10.71   Second Amendment to Retirement Plan for Directors. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference) (1)
10.72   Amendment to Triton Exploration Services, Inc. 401 (k) Savings Plan. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
        June 30, 1999, and incorporated herein by reference) (1)
10.73   Amendment No. 1 to Shareholders Agreement between Triton Energy Limited and HM4 Triton, L.P. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference) (1)
10.74   Amendment No. 4 to the 1981 Employee Nonqualified Stock Option Plan. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference) (1)
10.75   Amendment No. 3 to the 1985 Stock Option Plan. (previously filed as an exhibit to the
        Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference) (1)
10.76   Amendment No. 3 to the 1989 Stock Option Plan. (previously filed as an exhibit to the
        Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference) (1)
10.77   Supplemental Letter Agreement dated October 28, 1999, among Triton Energy
        Limited, Triton Asia Holdings, Inc., Atlantic Richfield Company, and ARCO JDA
        Limited (previously filed as an exhibit to the Company's Quarterly Report on Form
        10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)
10.78   Gas Sales Agreement dated October 30, 1999 among the Malaysia-Thailand Joint
        Authority, and Petronas Carigali (JDA) Sdn Bhd, Triton Oil Company of Thailand,
        Triton Oil Company of Thailand (JDA) Limited, as Sellers, and with Petroleum
        Authority of Thailand and Petroliam Nasional Berhad, as Buyers. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
        September 30, 1999, and incorporated herein by reference)
10.79*  Form of Stock Option Agreement between Triton Energy Limited and its non-employee directors. (1)
10.80*  Form of Stock Option Agreement between Triton Energy Limited and its employees, including its executive officers. (1)
10.81*  Amendment to Stock Options dated as of January 3, 2000, between Triton Energy Limited and A.E. Turner. (1)
10.82*  Form of Amendment to Stock Options dated as of January 3, 2000, between Triton
        Energy Limited and its non-employee directors. (1)
10.83*  Production Sharing Contract between the Republic of Equatorial Guinea and Triton Equatorial Guinea, Inc. for Block F.
10.84*  Production Sharing Contract between the Republic of Equatorial Guinea and Triton
        Equatorial Guinea, Inc. for Block G.
10.85*  Supplementary Contract (No. 1) to the Production Sharing Contract for Block A-18
        dated 21 April 1994 between Malaysia-Thailand Joint Authority and Petronas
        Carigali (JDA) SDN.BHD., Triton Oil Company of Thailand and Triton Oil Company
        of Thailand (JDA) Limited.
10.86*  Supplementary Contract (No. 2) to the Production Sharing Contract for Block A-18
        dated 21 April 1994 between Malaysia-Thailand Joint Authority and Petronas Carigali
        (JDA) SDN.BHD., Triton Oil Company of Thailand and Triton Oil Company of
        Thailand (JDA) Limited.
10.87*  Credit Agreement dated as of February 29, 2000, among Triton Energy Limited, the Lenders party thereto and The Chase Manhattan bank, as Administrative Agent
 12.1*  Computation of Ratio of Earnings to Fixed Charges.
 12.2*  Computation of Ratio of Earnings to Combined Fixed Charges and Preference
        Dividends.
 21.1*  Subsidiaries of the Company.
 23.1*  Consent of PricewaterhouseCoopers LLP.
 23.2*  Consent of DeGolyer and MacNaughton.
 23.3*  Consent of Netherland, Sewell & Associates, Inc.
 24.1*  The power of attorney of officers and directors of the Company (set forth on the signature page hereof).
 27.1*  Financial Data Schedule.
 99.1   Rio Chitamena Association Contract. (previously filed as an exhibit to Triton Energy
        Corporation's Current Report on Form 8-K/A dated July 15, 1994, and incorporated herein by reference)
 99.2   Rio Chitamena Purchase and Sale Agreement. (previously filed as an exhibit to Triton
        Energy Corporation's Current Report on Form 8-K/A dated July 15, 1994, and incorporated herein by reference)
 99.3   Integral Plan - Cusiana Oil Structure. (previously filed as an exhibit to Triton Energy
        Corporation's Current Report on Form 8-K/A dated July 15, 1994, and incorporated herein by reference)
 99.4   Letter Agreements with co-investor in Colombia. (previously filed as an exhibit to
        Triton Energy Corporation's Current Report on Form 8-K/A dated July 15, 1994, and incorporated herein by reference)
 99.5   Amended and Restated Oleoducto Central S.A. Agreement dated as of March 31,
        1995. (previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference)

-------------------------
*  Filed  herewith.



     (1) Management contract or compensatory plan or arrangement.


(b)          Reports on Form 8-K.

             None

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed by the undersigned thereunto duly authorized on the 7th day of March, 2000.

                                       TRITON  ENERGY  LIMITED




                                       By:/s/  James C. Musselman
                                          -------------------------------------
                                          James C. Musselman
                                          President and Chief Executive Officer



                                POWER OF ATTORNEY


     KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned officers and directors of Triton Energy Limited (the "Company") hereby constitutes and appoints James C. Musselman, A. E. Turner, III, W. Greg Dunlevy and Kevin Wilcox, or any of them (with full power to each of them to act alone), his true and lawful attorney-in-fact and agent, with full power of substitution, for him and on his behalf and in his name, place and stead, in any and all capacities, to sign, execute, and file any and all documents relating to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, including any and all amendments and supplements thereto, with any regulatory authority, granting unto said attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he himself might or could do if personally present, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 7th day of March, 2000.

          Signatures                               Title
          ----------                               -----



/s/W. Greg Dunlevy                         Vice President
-----------------------
W. Greg Dunlevy                            (Principal Financial Officer)





/s/Kevin B. Wilcox                         Controller
----------------------
Kevin B. Wilcox



/s/Thomas O. Hicks                         Chairman of the Board
----------------------
   Thomas O. Hicks



/s/James C. Musselman                      President and Chief Executive Officer
----------------------                     (Principal Executive Officer)
James C. Musselman



/s/Sheldon R. Erikson                      Director
----------------------
Sheldon R. Erikson




/s/Jack D. Furst                           Director
----------------------
Jack D. Furst



/s/Fitzgerald S. Hudson                    Director
----------------------
Fitzgerald Hudson



/s/John R. Huff                            Director
----------------------
John R. Huff




/s/Michael E. McMahon                      Director
----------------------
Michael E. McMahon



/s/C. Lamar Norsworthy                     Director
----------------------
C. Lamar Norsworthy



/s/C. Richard Vermillion                   Director
----------------------
C. Richard Vermillion



/s/J. Otis Winters                         Director
----------------------
   J. Otis Winters







                     TRITON ENERGY LIMITED AND SUBSIDIARIES
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES





                                                                               PAGE
                                                                               -----

TRITON  ENERGY  LIMITED  AND  SUBSIDIARIES:

Report of Independent Accountants. . . . . . . . . . . . . . . . . . . . . . . .  F-2
Consolidated Statements of Operations - Years ended December 31, 1999, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-3
Consolidated Balance Sheets - December 31, 1999 and 1998 . . . . . . . . . . . .  F-4
Consolidated Statements of Cash Flows - Years ended December 31, 1999, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-5
Consolidated Statements of Shareholders' Equity - Years ended December 31, 1999,
  1998 and 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-6
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . .  F-7


SCHEDULE:


II  -  Valuation and Qualifying Accounts - Years ended December 31, 1999,
       1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-52























  All other schedules are omitted as the required information is inapplicable or presented in the consolidated financial statements or related notes.



                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------


To the Board of Directors and Shareholders of Triton Energy Limited

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Triton Energy Limited and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers  LLP
Dallas,  Texas
February 23, 2000






                     TRITON ENERGY LIMITED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)





                                                              YEAR ENDED DECEMBER 31,
                                                          --------------------------------
                                                            1999        1998       1997
                                                          ---------  ----------  ---------
SALES AND OTHER OPERATING REVENUES:
  Oil and gas sales                                       $247,878   $ 160,881   $145,419
  Gain on sale of oil and gas assets                           ---      67,737      4,077
                                                          ---------  ----------  ---------
                                                           247,878     228,618    149,496
                                                          ---------  ----------  ---------
COSTS AND EXPENSES:
  Operating                                                 68,130      73,546     51,357
  General and administrative                                23,636      26,653     28,607
  Depreciation, depletion and amortization                  61,343      58,811     36,828
  Writedown of assets                                          ---     328,630        ---
  Special charges                                            2,909      18,324        ---
                                                          ---------  ----------  ---------
                                                           156,018     505,964    116,792
                                                          ---------  ----------  ---------

          OPERATING INCOME (LOSS)                           91,860    (277,346)    32,704

Gain on sale of Triton Pipeline Colombia                       ---      50,227        ---
Interest income                                             10,579       3,258      5,178
Interest expense, net                                      (22,648)    (23,228)   (23,858)
Other income (expense), net                                 (3,614)      8,480      2,872
                                                          ---------  ----------  ---------

                                                           (15,683)     38,737    (15,808)
                                                          ---------  ----------  ---------

          EARNINGS (LOSS) BEFORE INCOME TAXES
               AND EXTRAORDINARY ITEM                       76,177    (238,609)    16,896
Income tax expense (benefit)                                28,620     (51,105)    11,301
                                                          ---------  ----------  ---------

          EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM         47,557    (187,504)     5,595
Extraordinary item - extinguishment of debt                    ---         ---    (14,491)
                                                          ---------  ----------  ---------

           NET EARNINGS (LOSS)                              47,557    (187,504)    (8,896)
DIVIDENDS ON PREFERENCE SHARES                              28,671       3,061        400
                                                          ---------  ----------  ---------

          EARNINGS (LOSS) APPLICABLE TO ORDINARY SHARES   $ 18,886   $(190,565)  $ (9,296)
                                                          =========  ==========  =========

Average ordinary shares outstanding                         36,135      36,609     36,471
                                                          =========  ==========  =========

BASIC EARNINGS (LOSS) PER ORDINARY SHARE:

   Earnings (loss) before extraordinary item              $   0.52   $   (5.21)  $   0.14
   Extraordinary item - extinguishment of debt                 ---         ---      (0.40)
                                                          ---------  ----------  ---------

           BASIC EARNINGS (LOSS)                          $   0.52   $   (5.21)  $  (0.26)
                                                          =========  ==========  =========

DILUTED EARNINGS (LOSS) PER ORDINARY SHARE:

   Earnings (loss) before extraordinary item              $   0.52   $   (5.21)  $   0.14
   Extraordinary item - extinguishment of debt                 ---         ---      (0.39)
                                                          ---------  ----------  ---------

           DILUTED EARNINGS (LOSS)                        $   0.52   $   (5.21)  $  (0.25)
                                                          =========  ==========  =========





          See accompanying Notes to Consolidated Financial Statements.




                     TRITON ENERGY LIMITED AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)





                            ASSETS                                       DECEMBER 31,
                                                                    ---------------------
                                                                      1999         1998
                                                                    ----------  ---------

CURRENT  ASSETS:
   Cash and equivalents                                             $ 186,323   $ 18,757
   Trade receivables, net                                              17,246      9,514
   Other receivables                                                   23,814     47,756
   Deferred income taxes                                               20,090        ---
   Inventories, prepaid expenses and other                              7,806      1,639
                                                                    ----------  ---------

                    TOTAL CURRENT ASSETS                              255,279     77,666

Property and equipment, at cost, net                                  524,152    470,907
Investment in affiliate                                                93,188     84,735
Deferred income taxes                                                  88,228    100,916
Other assets                                                           13,628     20,056
                                                                    ----------  ---------

                                                                    $ 974,475   $754,280
                                                                    ==========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current maturities of long-term debt                            $   9,027   $ 14,027
    Short-term borrowings                                                 ---      5,000
    Accounts payable and accrued liabilities                           62,576     44,973
    Deferred income and other                                          22,347     35,254
                                                                    ----------  ---------

                    TOTAL CURRENT LIABILITIES                          93,950     99,254

Long-term debt, excluding current maturities                          404,460    413,465
Deferred income taxes                                                   6,677      3,235
Other liabilities                                                       6,336     14,519

SHAREHOLDERS' EQUITY:
   5% preference shares, par value $.01; authorized 420,000
       shares; issued 209,639 shares at December 31, 1999 and
       1998, respectively, stated value $34.41                          7,214      7,214
   8% preference shares, par value $.01; authorized 11,000,000 shares; issued 5,193,643 and 1,822,500 shares at
       December 31, 1999 and 1998, respectively, stated value $70     363,555    127,575
   Ordinary shares, par value $.01; authorized 200,000,000
       shares; issued 35,763,728 and 36,643,478 shares at
       December 31, 1999 and 1998, respectively                           358        366
   Additional paid-in capital                                         531,904    575,863
   Accumulated deficit                                               (437,528)  (485,085)
   Accumulated other non-owner changes in shareholders' equity         (2,451)    (2,126)
                                                                    ----------  ---------

                    TOTAL SHAREHOLDERS' EQUITY                        463,052    223,807
Commitments and contingencies (note 20)                                   ---        ---
                                                                    ----------  ---------

                                                                    $ 974,475   $754,280
                                                                    ==========  =========





The Company uses the full cost method to account for its oil- and gas-producing activities.
       See accompanying Notes to Consolidated Financial Statements.





                     TRITON ENERGY LIMITED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)







                                                                         YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------
                                                                      1999        1998        1997
                                                                   ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                $  47,557   $(187,504)  $  (8,896)
Adjustments to reconcile net earnings to net cash provided (used)
 by operating activities:
   Depreciation, depletion and amortization                           61,343      58,811      36,828
   Proceeds from forward oil sale                                     31,932       1,770         830
   Amortization of deferred income                                   (35,254)    (35,254)    (28,467)
   Gain on sale of oil and gas assets                                    ---     (67,737)     (4,077)
   Gain on sale of Triton Pipeline Colombia                              ---     (50,227)        ---
   Writedown of assets                                                   ---     328,630         ---
   Payment of accreted interest on extinguishment of debt                ---         ---    (124,794)
   Extraordinary loss on extinguishment of debt, net of tax              ---         ---      14,491
   Amortization of debt discount                                         ---         ---       7,949
   Deferred income taxes                                               7,827     (55,592)      8,078
   Gain on sale of other assets                                         (677)     (7,590)     (1,409)
   Other, net                                                          8,921       3,962       6,100
   Changes in working capital:
      Trade and other receivables                                    (16,131)      6,300      (3,238)
      Inventories, prepaid expenses and other                         (3,577)        918       1,794
      Accounts payable and accrued liabilities                        14,581       4,979      (2,605)
                                                                   ----------  ----------  ----------

          Net cash provided (used) by operating activities           116,522       1,466     (97,416)
                                                                   ----------  ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures and investments                             (121,483)   (180,215)   (219,216)
   Proceeds from sale of oil and gas assets                              ---     147,027       4,077
   Proceeds from sale of Triton Pipeline Colombia                        ---      97,656         ---
   Proceeds from sales of other assets                                 2,353      22,353       1,822
   Other                                                                 600      (2,630)        617
                                                                   ----------  ----------  ----------

          Net cash provided (used) by investing activities          (118,530)     84,191    (212,700)
                                                                   ----------  ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from revolving lines of credit and long-term debt            ---     162,530     620,413
   Payments on revolving lines of credit and long-term debt          (19,028)   (350,511)   (321,515)
   Short-term notes payable, net                                         ---      (9,600)      9,600
   Issuance of 8% preference shares, net                             217,805     115,329         ---
   Issuances of ordinary shares                                          419       2,544       5,260
   Repurchase of ordinary shares                                     (11,285)        ---         ---
   Dividends paid on preference shares                               (17,617)       (368)       (400)
   Other                                                                (151)          5          10
                                                                   ----------  ----------  ----------

          Net cash provided (used) by financing activities           170,143     (80,071)    313,368
                                                                   ----------  ----------  ----------

Effect of exchange rate changes on cash and equivalents                 (569)       (280)       (849)
                                                                   ----------  ----------  ----------
Net increase in cash and equivalents                                 167,566       5,306       2,403
CASH AND EQUIVALENTS AT BEGINNING OF YEAR                             18,757      13,451      11,048
                                                                   ----------  ----------  ----------

CASH AND EQUIVALENTS AT END OF YEAR                                $ 186,323   $  18,757   $  13,451
                                                                   ==========  ==========  ==========




          See accompanying Notes to Consolidated Financial Statements.



                           TRITON ENERGY LIMITED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                       (IN THOUSANDS)






                                                                               YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------------------------------
                                                                1999                  1998                    1997
                                                       --------------------  ----------------------  --------------------
OWNER  SOURCES  OF  SHAREHOLDERS'  EQUITY:
  5%  PREFERENCE  SHARES:
    Balance at beginning of period                     $   7,214             $   7,511               $   8,515
    Conversion of 5% preference shares                       ---                  (297)                 (1,004)
                                                       ----------            ----------              ----------
    Balance at end of period                               7,214                 7,214                   7,511
                                                       ----------            ----------              ----------
  8% PREFERENCE SHARES:
    Balance at beginning of period                       127,575                   ---                     ---
    Issuances of 8% preference shares at $70 per share   222,425               127,575                     ---
    Conversion of 8% preference shares                      (192)                  ---                     ---
    Stock dividends, 8% preference shares                 13,747                   ---                     ---
                                                       ----------            ----------              ----------

    Balance at end of period                             363,555               127,575                     ---
                                                       ----------            ----------              ----------
  ORDINARY SHARES:
    Balance at beginning of period                           366                   365                     363
    Stock repurchase                                          (9)                  ---                     ---
    Exercise of employee stock options and debentures          1                     1                       2
                                                       ----------            ----------              ----------
    Balance at end of period                                 358                   366                     365
                                                       ----------            ----------              ----------
  ADDITIONAL PAID-IN CAPITAL:
    Balance at beginning of period                       575,863               588,454                 582,581
    Dividends, 5% preference shares                         (361)                 (368)                   (400)
    Dividends, 8% preference shares                      (28,310)               (2,693)                    ---
    Exercise of employee stock options and debentures        418                 2,548                   3,831
    Conversion of 5% preference shares                       ---                   297                   1,004
    Conversion of 8% preference shares                       192                   ---                     ---
    Transaction costs for issuance of
      8% preference shares                                (4,620)              (12,370)                    ---
    Stock repurchase                                     (11,276)                ---                       ---
    Other, net                                                (2)                   (5)                  1,438
                                                       ----------            ----------              ----------
    Balance at end of period                             531,904               575,863                 588,454
                                                       ----------            ----------              ----------
  TREASURY SHARES:
    Balance at beginning of period                           ---                    (3)                     (2)
    Retirement and other, net                                ---                     3                      (1)
                                                       ----------            ----------              ----------
    Balance at end of period                                 ---                   ---                      (3)
                                                       ----------            ----------              ----------

      TOTAL OWNER SOURCES OF SHAREHOLDERS' EQUITY        903,031               711,018                 596,327
                                                       ----------            ----------              ----------

NON-OWNER SOURCES OF SHAREHOLDERS' EQUITY:
  ACCUMULATED DEFICIT:
    Balance at beginning of period                      (485,085)             (297,581)               (288,685)
    Net earnings (loss)                                   47,557   $47,557    (187,504)  $(187,504)     (8,896)  $(8,896)
                                                       ----------            ----------              ----------
    Balance at end of period                            (437,528)             (485,085)               (297,581)
                                                       ----------            ----------              ----------
  ACCUMULATED OTHER NON-OWNER CHANGES IN
      SHAREHOLDERS' EQUITY:
    Balance at beginning of period                        (2,126)               (2,126)                 (2,128)
    Valuation reserve on marketable securities                         ---                     ---                     2
    Adjustment for minimum pension liability                          (325)                    ---                   ---
                                                                   --------              ----------              --------

    Other non-owner changes in shareholders' equity         (325)     (325)        ---         ---           2         2
                                                       ----------  --------  ----------  ----------  ----------  --------

    Non-owner changes in shareholders' equity                      $47,232               $(187,504)              $(8,894)
                                                                   ========              ==========              ========

    Balance at end of period                              (2,451)               (2,126)                 (2,126)
                                                       ----------            ----------              ----------

      TOTAL NON-OWNER SOURCES OF
              SHAREHOLDERS' EQUITY                      (439,979)             (487,211)               (299,707)
                                                       ----------            ----------              ----------

TOTAL SHAREHOLDERS' EQUITY                             $ 463,052             $ 223,807               $ 296,620
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

PRINCIPLES  OF  CONSOLIDATION

The consolidated financial statements include the accounts of Triton and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Investments in 20%- to 50%-owned affiliates which the Company exercises significant influence over operating and financial policies are accounted for using the equity method. Investments in less than 20%-owned affiliates are accounted for using the cost method.

CASH  EQUIVALENTS

Cash equivalents are highly liquid investments purchased with an original maturity of three months or less.

INVENTORIES

Inventories consist principally of oil produced but not sold, stated at market value, and materials and supplies, stated at the lower of cost or market.

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

INCOME  TAXES

Deferred tax liabilities or assets are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of the Company's assets and liabilities using the enacted tax rates in effect at year end. A valuation allowance for deferred tax assets is recorded when it is more likely than not that the benefit from the deferred tax asset will not be realized.

REVENUE  RECOGNITION

Cost reimbursements arising from carried interests granted by the Company are revenues to the extent the reimbursements are contingent upon and derived from production. Obligations arising from net profit interest conveyances are recorded as operating expenses when the obligation is incurred.

FOREIGN  CURRENCY  TRANSLATION

The U.S. dollar is the designated functional currency for all of the Company's foreign operations. The cumulative translation adjustment represents the cumulative effect of translating the balance sheet accounts of Triton Colombia, Inc. from the functional currency into U.S. dollars during the period when the Colombian peso was the functional currency.

RISK  MANAGEMENT

Oil and natural gas sold by the Company are normally priced with reference to a defined benchmark, such as light, sweet crude oil traded on the New York Merchantile Exchange (West Texas Intermediate or "WTI"). Actual prices received vary from the benchmark depending on quality and location differentials. From time to time, it is the Company's policy to use financial market transactions, including swaps, collars and options, with creditworthy counterparties, primarily to reduce risk associated with the pricing of a portion of the oil and natural gas that it sells. The Company does not enter into financial market transactions for trading purposes.

Gains or losses on financial market transactions that qualify for hedge accounting are recognized in oil and gas sales at the time of settlement of the underlying hedged transactions. Premiums paid for financial market contracts are capitalized and amortized as operating expenses over the contract period. Changes in the fair market value of financial market transactions that do not qualify for hedge accounting are reflected as noncash adjustments to other income (expense), net in the period the change occurs. Realized gains or losses on financial market transactions that do not qualify for hedge accounting are recorded in oil and gas sales.

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

COMPREHENSIVE  INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," established standards for the reporting and display of comprehensive income and its components, specifically net income and all other changes in shareholders' equity except those resulting from investments by and distributions to shareholders. The Company, which adopted the standard beginning January 1, 1998, has elected to display comprehensive income (or non-owner changes in shareholders' equity) in the Consolidated Statement of Shareholders' Equity.

RECENT  ACCOUNTING  PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires enterprises to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The requisite accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation. The Company must adopt SFAS 133 effective January 1, 2001. Based on the Company's outstanding derivatives contracts, the Company believes that the impact of adopting this standard would not have a material adverse effect on the Company's operations or consolidated financial condition. However, no assurances can be given with regard to the level of the Company's derivatives activities at the time SFAS 133 is adopted or the resulting effect on the Company's operations or consolidated financial condition.

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

In July 1998, the Company and Atlantic Richfield Company ("ARCO") signed an agreement providing financing for the development of the Company's gas reserves on Block A-18 of the Malaysia-Thailand Joint Development Area. Under terms of the agreement, consummated in August 1998, the Company sold to a subsidiary of ARCO for $150 million one-half of the shares of the subsidiary through which the Company owned its 50% share of Block A-18. The Company received net proceeds of $142 million and recorded a gain of $63.2 million in gain on the sale of oil and gas assets. After the sale, which resulted in a 50% ownership in the previously wholly owned subsidiary, the Company's remaining ownership is accounted for using the equity method. This investment in Block A-18 is presented in investment in affiliate at December 31, 1999 and 1998.

The agreements also require ARCO to pay the future exploration and development costs attributable to the Company's and ARCO's collective interest in Block A-18, up to $377 million or until first production from a gas field, after which the Company and ARCO would each pay 50% of such costs. There can be no assurance that the Company's and ARCO's collective share of the cost of developing the project will not exceed $377 million. Additionally, the agreements require ARCO to pay the Company an additional $65 million each at July 1, 2002, and July 1, 2005, if certain specific development objectives are met by such dates, or $40 million each if the objectives are met within one year thereafter. There can be no assurance that the Company will receive any incentive payments. The agreements provide that the Company will recover its investment in recoverable costs in the project, approximately $100 million, and that ARCO will recover its investment in recoverable costs, on a first-in, first-out basis from the cost-recovery portion of future production.

In February 1998, the Company sold Triton Pipeline Colombia, Inc. ("TPC"), a wholly owned subsidiary that held the Company's 9.6% equity interest in the Colombian pipeline company, Oleoducto Central S.A. ("OCENSA"), to an unrelated third party (the "Purchaser") for $100 million. Net proceeds were approximately
$97.7  million.    The  sale  resulted  in  a  gain  of  $50.2  million.

In conjunction with the sale of TPC, the Company entered into an equity swap with a creditworthy financial institution (the "Counterparty"). The equity swap has a notional amount of $97 million and requires the Company to make quarterly floating LIBOR-based payments on the notional amount to the Counterparty. In exchange, the Counterparty is required to make payments to the Company equivalent to 97% of the dividends TPC receives in respect of its equity interest in OCENSA. The equity swap is carried in the Company's financial statements at fair value during its term, which, as amended, will expire April 14, 2000. The value of the equity swap in the Company's financial statements is equal to 97% of the estimated fair value of the shares of OCENSA owned by TPC. Because there is no public market for the shares of OCENSA, the Company estimates their value using a discounted cash flow model applied to the distributions expected to be paid in respect of the OCENSA shares. The discount rate applied to the estimated cash flows from the OCENSA shares is based on a combination of current market rates of interest, a credit spread for OCENSA's debt, and a spread to reflect the preferred stock nature of the OCENSA shares. During the years ended December 31, 1999 and 1998, the Company recorded an expense of $6.9 million and $3.3 million, respectively, in other income (expense), net, related to the net payments made under the equity swap and its change in fair value. Net payments made (or received) under the equity swap, and any fluctuations in the fair value of the equity swap, in future periods, will affect other income in such periods. There can be no assurance that changes in interest rates, or in other factors that affect the value of the OCENSA shares and/or the equity swap, will not have a material adverse effect on the carrying value of the equity swap.

Upon the expiration of the equity swap in April 2000, the Company expects that the Purchaser will sell the TPC shares. Under the terms of the equity swap with the Counterparty, upon any sale by the Purchaser of the TPC shares, the Company will receive from the Counterparty, or pay to the Counterparty, an amount equal to the excess or deficiency, as applicable, of the difference between 97% of the net proceeds from the Purchaser's sale of the TPC shares and the notional amount of $97 million. For example, if the Purchaser sold the TPC shares for an amount equal to the value the Company has estimated for purposes of preparing its balance sheet as of December 31, 1999, the Company would have to make a payment to the Counterparty under the equity swap of approximately $8.4 million. There can be no assurance that the value the Purchaser may realize in any sale of the TPC shares will equal the value of the shares estimated by the Company for purposes of valuing the equity swap. The Company has no right or obligation to repurchase the TPC shares at any time, but the Company is not prohibited from offering to purchase the shares if the Purchaser offers to sell them.

In June 1997, the Company sold its Argentine subsidiary for cash proceeds of $4.1 million and recognized a gain of $4.1 million in gain on sale of oil and gas assets.

 3.  WRITEDOWN  OF  ASSETS

Writedown  of  assets  in  1998  is  summarized  as  follows:




                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                                     1998
                                                                 -----------

Evaluated oil and gas properties (SEC ceiling test)              $  241,005
Unevaluated oil and gas properties                                   73,890
Other assets                                                         13,735
                                                                 -----------

                                                                 $  328,630
                                                                 ===========



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

 4.  SPECIAL  CHARGES

In September 1999, the Company recognized special charges totaling $2.4 million related to the transfer of its working interest in Ecuador to a third party.

In July 1998, the Company commenced a plan to restructure the Company's operations, reduce overhead costs and substantially scale back exploration-related expenditures. The plan contemplated the closing of foreign offices in four countries, the elimination of approximately 105 positions, or 41% of the worldwide workforce, and the relinquishment or other disposal of several exploration licenses. As a result of the restructuring, the Company recognized special charges of $15 million during the third quarter of 1998 and $3.3 million during the fourth quarter of 1998 for a total of $18.3 million. Of the $18.3 million in special charges, $14.5 million related to the reduction in workforce, and represented the estimated costs for severance, benefit continuation and outplacement costs, which will be paid over a period of up to two years according to the severance formula. Since July 1998, the Company has paid $13.1 million in severance, benefit continuation and outplacement costs. A total of $2.1 million of special charges related to the closing of foreign offices, and represented the estimated costs of terminating office leases and the write-off of related assets. The remaining special charges of $1.7 million primarily related to the write-off of other surplus fixed assets resulting from the reduction in workforce. At December 31, 1999, all of the positions had been eliminated, all designated foreign offices had closed and all licenses had been relinquished, sold or their commitments renegotiated. During the fourth quarter of 1999, the Company reversed $.7 million of the accrual associated with the completion of restructuring activities. The remaining liability related to the restructuring activities undertaken in 1998 was $1 million at December 31, 1999.

In March 1999, the Company accrued special charges of $1.2 million related to an additional 15% reduction in the number of employees resulting from the Company's continuing efforts to reduce costs. The special charges consisted of $1 million for severance, benefit continuation and outplacement costs and $.2 million related to the write-off of surplus fixed assets. Since March 1999, the Company has paid $.9 million in severance, benefit continuation and outplacement costs. At December 31, 1999, the remaining liability related to the restructuring activities undertaken in 1999 was $.1 million.


5.  OTHER RECEIVABLES

    Other receivables consisted of the following:



                                                        DECEMBER 31,
                                                      ----------------
                                                       1999     1998
                                                      -------  -------

Receivables from and advances to partners and others  $10,684  $ 2,007
Receivable from financial market transactions           4,861      180
Receivable from insurance                               2,300    7,800
Receivable from the forward oil sale                    1,081   31,932
Other                                                   4,888    5,837
                                                      -------  -------

                                                      $23,814  $47,756
                                                      =======  =======

 6.  PROPERTY AND EQUIPMENT

        Property and equipment, at cost, are summarized as follows:


                                                 DECEMBER 31,
                                             ------------------
                                                1999     1998
                                             --------  --------
Oil and gas properties, full cost method:

   Evaluated                                 $560,240  $543,514
   Unevaluated                                 78,527    70,836
   Support equipment and facilities           303,953   289,659
Other                                          17,535    18,790
                                             --------  --------

                                              960,255   922,799
Less accumulated depreciation and depletion   436,103   451,892
                                             --------  --------

                                             $524,152  $470,907
                                             ========  ========



The Company capitalized general and administrative expenses related to exploration and development activities of $6.9 million, $20.6 million and $32.4 million in the years ended December 31, 1999, 1998 and 1997, respectively.

 7.  ACCOUNTS  PAYABLE  AND  ACCRUED  LIABILITIES

Accounts  payable  and  accrued  liabilities  are  summarized  as  follows:





                                                    DECEMBER 31,
                                                 ----------------
                                                   1999     1998
                                                 -------  -------
Colombian income taxes                           $14,471  $   ---
Accrued exploration and development                9,762    3,774
Equity swap                                        8,435      ---
Accrued interest payable                           7,864    8,160
Taxes other than income                            7,713    2,970
Litigation and environmental matters               3,872    2,064
Accrued special charges                            1,246    7,869
Accounts payable, principally trade                1,242    9,136
Dividends payable                                    ---    2,693
Other                                              7,971    8,307
                                                 -------  -------

                                                 $62,576  $44,973
                                                 =======  =======

 8.  DEFERRED INCOME AND OTHER


In May 1995, the Company sold 10.4 million barrels of oil from the Cusiana and Cupiagua fields in Colombia in a forward oil sale. Under the terms of the sale, the Company received approximately $87 million of the approximately $124 million net proceeds. In 1999, the Company received substantially all of the remaining proceeds totaling approximately $31.9 million. The Company has recorded the net proceeds as deferred income and recognizes such revenue when the barrels of oil are delivered during the five-year period that began in June 1995. Under the terms of the agreement, the Company must deliver to the buyer 58,425 barrels per month through March 1997 and 254,136 barrels per month from April 1997 to March 2000. At December 31, 1999 and 1998, $8.8 million and $35.3 million, respectively, were recorded as deferred income and included in current liabilities.

During 1999, the Company acquired the Colombian entity of its former partner in the El Pinal field. In addition to the working interest in the El Pinal field, the acquired entity has tax basis and net operating loss carryforwards ("NOLs") totaling approximately $40 million, which the Company expects to utilize in 2000. At December 31, 1999, the tax affected amount of the tax basis and NOLs ($14.2 million) was included in current assets as a deferred tax asset. In addition, the Company recorded deferred income of $10.6 million, representing the difference between the value of the deferred tax asset and the purchase price. During 2000, the deferred tax asset and the deferred income will be reduced as the tax basis and NOLs are utilized.

 9.  DEBT

A  summary  of  long-term  debt  follows:




                                            DECEMBER 31,
                                         ------------------
                                           1999      1998
                                         --------  --------

Senior Notes due 2005                    $200,000  $200,000
Senior Notes due 2002                     199,947   199,924
Term credit facility maturing 2001         13,540    22,568
Revolving credit facility maturing 1999       ---     5,000
                                         --------  --------

                                          413,487   427,492
 Less current maturities                    9,027    14,027
                                         --------  --------

                                         $404,460  $413,465
                                         ========  ========



In April 1997, the Company issued $400 million aggregate face value of senior indebtedness to refinance other indebtedness. The senior indebtedness consisted of $200 million face amount of 8 3/4% Senior Notes due April 15, 2002 (the "2002 Notes"), at 99.942% of the principal amount (resulting in $199.9 million aggregate net proceeds) and $200 million face amount of 9 1/4% Senior Notes dueApril 15, 2005 (the "2005 Notes" and, together with the 2002 Notes, the "SeniorNotes"), at 100% of the principal amount, for total aggregate net proceeds of$399.9 million before deducting transaction costs of approximately $1 million.

Interest  on  the  Senior Notes is payable semi-annually on April 15 and October
15. The Senior Notes are redeemable at any time at the option of the Company, in whole or in part, and contain certain covenants limiting the incurrence of certain liens, sale/leaseback transactions, and mergers and consolidations.

In November 1995, a subsidiary signed an unsecured term credit facility with a bank supported by a guarantee issued by the Export-Import Bank of the United States ("EXIM") for $45 million, which matures in January 2001. Principal and interest payments are due semi-annually on January 15 and July 15 and borrowings bear interest at LIBOR plus .25%, adjusted on a semi-annual basis. At December 31, 1999, the Company had outstanding borrowings of $13.5 million under the facility.

In February 2000, the Company entered into an unsecured two-year revolving credit facility with a group of banks, which matures in February 2002. The credit facility gives the Company the right to borrow from time to time up to the amount of the borrowing base determined by the banks, not to exceed $150 million. As of February 2000, the borrowing base was $150 million. The credit facility contains various restrictive covenants, including covenants that require the Company to maintain a ratio of earnings before interest, depreciation, depletion, amortization and income taxes to net interest expense of at least 2.5 to 1, and that prohibit the Company from permitting net debt to exceed the product of 3.75 times the Company's earnings before interest, depreciation, depletion, amortization and income taxes, in each case, on a trailing four quarters basis.

The Company capitalizes interest on qualifying assets, principally unevaluated oil and gas properties, major development projects in progress and investments accounted for by the equity method while the investee has activities in progress necessary to commence its principle operations. Capitalized interest amounted to $14.5 million, $23.2 million and $25.8 million in the years ended December 31, 1999, 1998 and 1997, respectively.

The Company amortizes debt issue costs over the life of the borrowing using the interest method. Amortization related to the Company's debt issue costs was $.5 million, $2.9 million and $2 million in the years ended December 31, 1999, 1998 and 1997, respectively. The aggregate maturities of long-term debt for the five years during the period ending December 31, 2004, are as follows: 2000 -- $9 million; 2001 -- $4.5 million; 2002 -- $199.9 million; 2003 -- nil; and 2004 --
nil.

10.  INCOME  TAXES

The components of earnings (loss) from continuing operations before income taxes and extraordinary item were as follows:






                                    YEAR ENDED DECEMBER 31,
                       --------------------------------------------
                         1999              1998              1997
                       ---------        ----------        ---------
Cayman Islands         $(35,907)        $  82,995         $(12,969)
United States            (7,810)          (24,003)         (31,694)
Foreign - other         119,894          (297,601)          61,559
                       ---------        ----------        ---------

                       $ 76,177         $(238,609)        $ 16,896
                       =========        ==========        =========



Pursuant to the Reorganization in March 1996, Triton, a Cayman Islands company, became the parent holding company of TEC, a Delaware corporation. As a result, the Company's corporate domicile became the Cayman Islands.

The components of the provision for income taxes on continuing operations were as follows:





                       YEAR ENDED DECEMBER 31,
                   -----------------------------
                     1999       1998      1997
                   --------  ---------  --------
Current:
  Cayman Islands   $   ---   $    ---   $   ---
  United States        ---        ---        (7)
  Foreign - other   20,793      4,487     3,230
                   --------  ---------  --------

    Total current   20,793      4,487     3,223
                   --------  ---------  --------
Deferred:
  Cayman Islands       ---        ---       ---
  United States     (1,410)     1,457    (7,929)
  Foreign - other    9,237    (57,049)   16,007
                   --------  ---------  --------

   Total deferred    7,827    (55,592)    8,078
                   --------  ---------  --------

     Total         $28,620   $(51,105)  $11,301
                   ========  =========  ========


A reconciliation of the differences between the Company's applicable statutory tax rate and the Company's effective income tax rate follows:





                                                       YEAR ENDED DECEMBER 31,
                                                      ---------------------------
                                                       1999      1998     1997
                                                      -------  -------  ---------

Tax provision at statutory tax rate                     0.0 %    0.0 %      0.0 %
Increase (decrease) resulting from:
   Net change in valuation allowance                  (15.7)%    3.9 %    263.0 %
   Foreign items without tax benefit                   18.9 %  (34.9)%     77.8 %
   Income subject to tax in excess of statutory rate   36.6 %   32.6 %     36.9 %
   Current year change in NOL/credit carryforwards     (7.6)%   (4.8)%   (356.7)%

   Temporary differences:
      Oil and gas basis adjustments                     3.3 %   25.7 %     32.5 %
      Reimbursement of pre-commerciality costs          2.3 %   (1.1)%     13.2 %
   Other                                               (0.2)%    --- %      0.2 %
                                                      -------  -------  --------

                                                       37.6%    21.4 %     66.9 %
                                                      =======  =======  =========





The components of the net deferred tax asset and liability were as follows:




                                                   DECEMBER 31, 1999               DECEMBER 31, 1998
                                             ------------------------------  -------------------------------
                                                                    OTHER                            OTHER
                                                U.S.    COLOMBIA   FOREIGN      U.S.    COLOMBIA    FOREIGN
                                             ---------  --------  ---------  ---------  ---------  ---------
Deferred tax asset:
  Net operating loss carryforwards           $157,558   $20,090   $  9,832   $145,475   $  7,992   $  7,219
  Depreciable/depletable property               1,748     8,778        ---      1,252     27,730        ---
  Credit carryforwards                          2,048       ---        ---      1,731      6,813        ---
  Reserves                                        819       ---        ---      2,502        ---        ---
  Other                                           176       ---        ---      1,505        ---        ---
                                             ---------  --------  ---------  ---------  ---------  ---------

Gross deferred tax asset                      162,349    28,868      9,832    152,465     42,535      7,219
Valuation allowances                          (72,908)   (8,778)       ---    (65,881)   (27,730)       ---
                                             ---------  --------  ---------  ---------  ---------  ---------

Net deferred tax asset                         89,441    20,090      9,832     86,584     14,805      7,219
                                             ---------  --------  ---------  ---------  ---------  ---------

Deferred tax liability:
  Depreciable/depletable property                 ---       ---    (16,509)       ---        ---    (10,454)
  Other                                        (1,213)      ---        ---       (473)       ---        ---
                                             ---------  --------  ---------  ---------  ---------  ---------

Net deferred tax asset (liability)             88,228    20,090     (6,677)    86,111     14,805     (3,235)
Less current deferred tax asset (liability)       ---    20,090        ---        ---        ---        ---
                                             ---------  --------  ---------  ---------  ---------  ---------

Noncurrent deferred tax asset (liability)    $ 88,228   $   ---   $ (6,677)  $ 86,111   $ 14,805   $ (3,235)
                                             =========  ========  =========  =========  =========  =========




At December 31, 1999, the Company had NOLs and depletion carryforwards for U.S. tax purposes of $450.2 million and $20.3 million, respectively. The U.S. NOLs expire from 2000 through 2020 as follows:



                       NOLS
                     EXPIRING
                      BY YEAR
                     ---------
May 2000             $  19,571
May 2001                30,389
May 2002                22,702
May 2003                20,566
May 2004                 8,263
May 2005 - May 2020    348,675
                     ---------

                     $ 450,166
                     =========



At December 31, 1999, the Company's Colombian operations and other foreign operations had NOLs and other credit carryforwards totaling $57.4 million and
$40.7  million,  respectively.    The  NOLs  expire  from  2001  through  2004.

The deferred tax valuation allowance of $81.7 million at December 31, 1999, is primarily attributable to management's assessment of the utilization of NOLs in the U.S., the expectation that other tax credits will expire without being utilized, and certain temporary differences will reverse without a benefit to the Company. The minimum amount of future taxable income necessary to realize the deferred tax asset is approximately $252 million and $57 million in the U.S. and Colombia, respectively. Although there can be no assurance the Company will achieve such levels of income, management believes the deferred tax asset will be realized through income from its operations.

If certain changes in the Company's ownership should occur, there would be an annual limitation on the amount of U.S. NOLs that can be utilized. To the extent a change in ownership does occur, the limitation is not expected to materially impact the utilization of such carryforwards.


11.  EMPLOYEE  BENEFITS

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

The  funding  status  of  the  plans  follows:



                                                                  DECEMBER 31,
                                                    ----------------------------------------
                                                           1999                 1998
                                                    -------------------  -------------------
                                                     DEFINED              DEFINED
                                                     BENEFIT     SERP     BENEFIT     SERP
                                                      PLAN       PLAN      PLAN       PLAN
                                                    ---------  --------  ---------  --------

Change in benefit obligation:
   Benefit obligation at beginning of year          $  6,435   $ 6,579   $  6,008   $ 6,621
   Service cost                                          392       537        560       799
   Interest cost                                         421       435        438       607
   Amendments                                            ---       ---        ---       434
   Actuarial loss/(gain)                                (750)    1,465        472       913
   Benefits paid                                        (531)   (1,385)      (377)   (1,617)
   Curtailment gain                                      ---       ---       (666)   (1,178)
                                                    ---------  --------  ---------  --------

   Benefit obligation at end of year                   5,967     7,631      6,435     6,579
                                                    ---------  --------  ---------  --------

Change in plan assets:
   Fair value of plan assets at beginning of year      7,068       ---      5,531       ---
   Actual return on plan assets                        1,971       ---      1,446       ---
   Company contribution                                  480     1,385        468     1,617
   Benefits paid                                        (531)   (1,385)      (377)   (1,617)
                                                    ---------  --------  ---------  --------

   Fair value of plan assets at end of year            8,988       ---      7,068       ---
                                                    ---------  --------  ---------  --------

Reconciliation:
   Funded status                                       3,021    (7,631)       633    (6,579)
   Unrecognized actuarial (gain)/loss                 (2,999)    1,945       (908)      480
   Unrecognized transition (asset)/obligation             (6)      527         (8)      695
   Unrecognized prior service cost                       317       226        373       253
                                                    ---------  --------  ---------  --------

   Prepaid/(accrued) pension cost                        333    (4,933)        90    (5,151)
                                                    ---------  --------  ---------  --------

   Adjustment for minimum liability                      ---    (1,255)       ---       ---
                                                    ---------  --------  ---------  --------

Adjusted prepaid/(accrued) pension cost             $    333   $(6,188)  $     90   $(5,151)
                                                    =========  ========  =========  ========



The adjustment required to recognize the minimum liability for the SERP plan at December 31, 1999, resulted in the recognition of $.8 million as an intangible asset and $.5 million ($.3 million, net of tax) as a charge to accumulated other non-owner changes in shareholder's equity.

A  summary  of  the  components  of  pension  expense  follows:




                                            YEAR ENDED DECEMBER 31,
                                           -------------------------
                                            1999      1998    1997
                                           -------  -------  -------
Components of net periodic pension cost:
   Service cost                            $  929   $1,359   $  832
   Interest cost                              856    1,045      783
   Expected return on plan assets            (618)    (481)    (416)
   Recognized net actuarial loss/(gain)       (12)     ---      ---
   Amortization of transition obligation      166      591      166
   Amortization of prior service cost          83      538       67
                                           -------  -------  -------

Net periodic pension cost                  $1,404   $3,052   $1,432
                                           =======  =======  =======



The projected benefit obligations at December 31, 1999 and 1998, assume a discount rate of 7.75% and 6.75%, respectively, and a rate of increase in compensation expense of 5%. The expected long-term rate of return on assets is 9% for the defined benefit plan. During 1998, work-force reductions resulted in the recognition of additional prior service cost of $.2 million each for the defined benefit plan and the SERP plan and additional transition obligation of $.4 million for the SERP plan.

EMPLOYEE  STOCK  OWNERSHIP  PLAN

Effective January 1, 1994, the Company amended and restated the employee stock ownership plan to form a 401(k) plan (the "Plan"). The Company recognizes expense based on actual amounts contributed to the Plan. The cost recognized for the Plan was $.2 million, $.6 million and $.6 million for the years ended December 31, 1999, 1998 and 1997, respectively.

12.  SHAREHOLDERS'  EQUITY

5%  CONVERTIBLE  PREFERENCE  SHARES

In connection with the acquisition of the minority interest in Triton Europe in 1994, the Company designated a series of 550,000 preferred shares (522,460 shares  issued)  as  5%  Preferred  Stock,  no par value, with a stated value of
$34.41 per share. Pursuant to the Reorganization, Triton converted each share of 5% Preferred Stock into one 5% Convertible Preference Share, par value $.01. Each share of the Company's 5% Convertible Preference Shares is convertible into one Triton ordinary share and bears a cash dividend, which has priority over dividends on Triton's ordinary shares, equal to 5% per annum on the redemption price of $34.41 per share, payable semi-annually on March 30 and September 30 of each year. The 5% Convertible Preference Shares have priority over Triton ordinary shares upon liquidation, and may be redeemed at Triton's option at any time on or after March 30, 1998, for cash equal to the redemption price. Any shares that remain outstanding on March 30, 2004, must be redeemed at the redemption price, either for cash or, at the Company's option, for Triton ordinary shares. At December 31, 1999 and 1998, there were 209,639 5% Convertible Preference Shares outstanding and at December 31, 1997, there were 218,285 shares outstanding.

8%  CONVERTIBLE  PREFERENCE  SHARES

In August 1998, the Company and HM4 Triton, L.P., an affiliate of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse"), entered into a stock purchase agreement (the "Stock Purchase Agreement") that provided for a $350 million equity investment in the Company. The investment was effected in two stages. At the closing of the first stage in September 1998 (the "First Closing"), the Company issued to HM4 Triton, L.P. 1,822,500 shares of 8% Convertible Preference Shares for $70 per share (for proceeds of $116.8 million, net of transaction costs). Pursuant to the Stock Purchase Agreement, the second stage was effected through a rights offering for 3,177,500 shares of 8% Convertible Preference Shares at $70 per share, with HM4 Triton, L.P. being obligated to purchase any shares not subscribed. At the closing of the second stage, which occurred on January 4, 1999 (the "Second Closing"), the Company issued an additional 3,177,500 8% Convertible Preference Shares for proceeds totaling $217.8 million, net of closing costs (of which, HM4 Triton, L.P. purchased 3,114,863 shares).

Each 8% Convertible Preference Share is convertible at any time at the option of the holder into four ordinary shares of the Company (subject to certain antidilution protections). Holders of 8% Convertible Preference Shares are entitled to receive, when and if declared by the Board of Directors, cumulative dividends at a rate per annum equal to 8% of the liquidation preference of $70 per share, payable for each semi-annual period ending June 30 and December 30 of each year. At the Company's option, dividends may be paid in cash or by the issuance of additional whole shares of 8% Convertible Preference Shares. If a dividend is to be paid in additional shares, the number of additional shares to be issued in payment of the dividend will be determined by dividing the amount of the dividend by $70, with amounts in respect of any fractional shares to be paid in cash. The first dividend period was the period from January 4, 1999, to June 30, 1999. The Company's Board of Directors elected to pay the dividend for that period in additional shares resulting in the issuance of 196,388 8% Convertible Preference Shares. The dividend for the period July 1, 1999 to December 31, 1999 was paid in cash. The declaration of a dividend in cash or additional shares for any period should not be considered an indication as to whether the Board will declare dividends in cash or additional shares in future periods. Holders of 8% Convertible Preference Shares are entitled to vote with the holders of ordinary shares on all matters submitted to the shareholders of the Company for a vote, with each 8% Convertible Preference Share entitling its holder to a number of votes equal to the number of ordinary shares into which it could be converted at that time. At December 31, 1999 and 1998, 5,193,643 and 1,822,500 8% Convertible Preference Shares were outstanding, respectively.

ORDINARY  SHARES

Changes  in  issued  ordinary  shares  were  as  follows:



                                             YEAR ENDED DECEMBER 31,
                                       ------------------------------------
                                           1999        1998         1997
                                       -----------  -----------  ----------
Balance at beginning of year           36,643,478   36,541,064   36,342,181
   Share repurchase                      (948,300)         ---          ---
   Issuances under stock plans             49,367       46,648       35,961
   Conversion of 8% preference shares      10,980          ---          ---
   Exercise of employee stock options       8,213       47,238       83,736
   Conversion of 5% preference shares         ---        8,646       29,184
   Other, net                                 (10)        (118)      50,002
                                       -----------  -----------  ----------

Balance at end of year                 35,763,728   36,643,478   36,541,064
                                       ===========  ===========  ==========


Changes  in  ordinary  shares  held  in  treasury  were  as  follows:






                                 YEAR ENDED DECEMBER 31,
                                 -----------------------
                                  1998             1997
                                 ------           ------
Balance at beginning of year        73               40
   Purchase of treasury shares      64               33
   Retirement of treasury shares  (137)             ---
                                  -----             ---

Balance at end of year             ---               73
                                 ======           ======



SHARE  REPURCHASE


In April 1999, the Company's Board of Directors authorized a share repurchase program enabling the Company to repurchase up to ten percent of the Company's then outstanding 36.7 million ordinary shares. Purchases of ordinary shares by the Company began in April and may be made from time to time in the open market or through privately negotiated transactions at prevailing market prices depending on market conditions. The Company has no obligation to repurchase any of its outstanding shares and may discontinue the share repurchase program at management's discretion. As of December 31, 1999, the Company had purchased 948,300 ordinary shares for $11.3 million. The Company canceled and returned the repurchased ordinary shares to the status of authorized but unissued shares. The Company's revolving credit facility entered into in February 2000, generally does not permit the Company to repurchase its ordinary shares without the bank's consent.

SHAREHOLDER  RIGHTS  PLAN

The Company has adopted a Shareholder Rights Plan pursuant to which preference share rights attach to all ordinary shares at the rate of one right for each ordinary share. Each right entitles the registered holder to purchase from the Company one one-thousandth of a Series A Junior Participating Preference Share, par value $.01 per share ("Junior Preference Shares"), of the Company at a price of $120 per one one-thousandth of a share of such Junior Preference Shares, subject to adjustment. Generally, the rights only become distributable 10 days following public announcement that a person has acquired beneficial ownership of 15% or more of Triton's ordinary shares or 10 business days following commencement of a tender offer or exchange offer for 15% or more of the outstanding ordinary shares; provided that, pursuant to the terms of the plan, any acquisition of Triton shares by HM4 Triton, L.P. or its affiliates, including Hicks, Muse, Tate & Furst Incorporated, will not result in the distribution of rights unless and until HM4 Triton, L.P.'s ownership of Triton shares is reduced below certain levels.

If, among other events, any person becomes the beneficial owner of 15% or more of Triton's ordinary shares (except as provided with respect to HM4 Triton, L.P.), each right not owned by such person generally becomes the right to purchase a number of ordinary shares of the Company equal to the number obtained by dividing the right's exercise price (currently $120) by 50% of the market price of the ordinary shares on the date of the first occurrence. In addition, if the Company is subsequently merged or certain other extraordinary business transactions are consummated, each right generally becomes a right to purchase a number of shares of common stock of the acquiring person equal to the number obtained by dividing the right's exercise price by 50% of the market price of the common stock on the date of the first occurrence.

Under certain circumstances, the Company's directors may determine that a tender offer or merger is fair to all shareholders and prevent the rights from being exercised. At any time after a person or group acquires 15% or more of the ordinary shares outstanding (other than with respect to HM4 Triton, L.P.) and prior to the acquisition by such person or group of 50% or more of the outstanding ordinary shares or the occurrence of an event described in the prior paragraph, the Board of Directors of the Company may exchange the rights (other than rights owned by such person or group which will become void), in whole or in part, at an exchange ratio of one ordinary share, or one one-thousandth of a Junior Preference Share, per right (subject to adjustment). The Company has the ability to amend the rights (except the redemption price) in any manner prior to the public announcement that a 15% position has been acquired or a tender offer has been commenced. The Company will be entitled to redeem the rights at $0.01 a right at any time prior to the time that a 15% position has been acquired. The rights will expire on May 22, 2005, unless earlier redeemed by the Company.

13.  STOCK  COMPENSATION  PLANS

STOCK  OPTION  PLANS

Options to purchase ordinary shares of the Company may be granted to officers and employees under various stock option plans. The exercise price of each option is equal to or greater than the market price of the Company's ordinary shares on the date of grant. Grants generally become exercisable in 25% or 33% cumulative annual increments beginning one year from the date of issuance and generally expire during a period from 5 to 10 years after the date of grant, depending on terms of the grant. In addition, each non-employee director receives an option to purchase 15,000 shares each year. These grants become exercisable at the date of the grant and expire at the end of 10 years. At December 31, 1999 and 1998, shares available for grant were 1,019,021 and 2,521,133, respectively.

A  summary of the status of the Company's stock option plans is presented below:





                                             DECEMBER 31, 1999     DECEMBER 31, 1998    DECEMBER 31, 1997
                                           -------------------- ---------------------  -------------------
                                                       WEIGHTED             WEIGHTED             WEIGHTED
                                                        AVERAGE              AVERAGE              AVERAGE
                                                       EXERCISE             EXERCISE             EXERCISE
                                              SHARES     PRICE     SHARES      PRICE     SHARES    PRICE
                                           -----------  ------- ------------  -------  ----------  -------
Outstanding at beginning of year            4,057,207   $26.51    4,449,435   $39.05   3,854,046   $38.81
Granted                                     2,150,000    14.03    2,894,603    20.56     744,250    39.99
Exercised                                      (8,213)   10.57      (47,238)   29.30     (83,736)   30.76
Canceled                                     (351,138)   29.24   (3,239,593)   38.39     (65,125)   46.09
                                           -----------          ------------          -----------

Outstanding at end of year                  5,847,856    21.78    4,057,207    26.51   4,449,435    39.05
                                           ===========          ============          ===========

Options exercisable at year-end             3,121,601             2,804,584            2,728,254
Weighted average fair value of options:
  Granted at market prices                 $     2.71           $      6.12           $    16.37
  Granted at greater than market prices          4.93                  2.84                  ---



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

The following table summarizes information about stock options outstanding at December 31, 1999:



                         OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                --------------------------------------  -------------------------
                                  WEIGHTED
   RANGE                           AVERAGE    WEIGHTED                   WEIGHTED
     OF             NUMBER        REMAINING    AVERAGE       NUMBER       AVERAGE
  EXERCISE      OUTSTANDING AT  CONTRACTUAL   EXERCISE   EXERCISABLE AT  EXERCISE
   PRICES        DEC. 31, 1999      LIFE       PRICE     DEC. 31, 1999    PRICE
--------------  --------------  -----------  ---------  --------------  ---------

$  6.94 - 14.50     2,904,852    4.9 years   $  14.10         657,773   $  12.75
  16.81 - 29.50     1,607,932    3.9 years      20.52       1,150,006      21.64
  31.75 - 39.63       667,072    2.4 years      34.10         667,072      34.10
  40.25 - 52.25       668,000    3.6 years      45.86         646,750      46.04
                --------------                          --------------

                    5,847,856                               3,121,601
                ==============                          ==============


EMPLOYEE  STOCK  PURCHASE  PLAN


The Company has an employee stock purchase plan that provides for the award of ordinary shares to officers and employees. Under the terms of the plan, employees can choose each semi-annual period to have up to 15% of their annual gross or base compensation withheld to purchase the Company's ordinary shares. The purchase price of the stock is 85% of the lower of its beginning of period or end of period market price. Under the plan, the Company sold 49,367 shares and 46,648 shares to employees for the years ended December 31, 1999 and 1998, respectively.

FAIR  VALUE  OF  STOCK  COMPENSATION

The Company applies Opinion 25 in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and stock purchase plan. Had the Company elected to recognize compensation expense consistent with the fair value-based methodology in SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been as follows:






                                                        YEAR ENDED DECEMBER 31,
                                                    ------------------------------
                                                     1999       1998       1997
                                                    -------  ----------  ---------
Net earnings (loss) applicable to ordinary shares:
  As reported                                       $18,886  $(190,565)  $ (9,296)
  Pro forma                                          12,579   (200,147)   (16,802)

Basic earnings (loss) per ordinary share:
  As reported                                       $  0.52  $   (5.21)  $  (0.26)
  Pro forma                                            0.35      (5.47)     (0.46)

Diluted earnings (loss) per ordinary share:
  As reported                                       $  0.52  $   (5.21)  $  (0.25)
  Pro forma                                            0.35      (5.47)     (0.46)

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997: dividend yield of 0%; expected volatility of approximately 54%, 40% and 26%, respectively; risk-free interest rates of approximately 6%, 5% and 6%, respectively; and an expected life of approximately three to seven years.

STOCK  APPRECIATION  RIGHTS  PLAN

The Company had a stock appreciation rights ("SARs") plan which granted SARs to non-employee directors of the Company. Upon exercise, SARs allow the holder to receive the difference between the SARs' exercise price and the fair market value of the ordinary shares covered by SARs on the exercise date and expire at the earlier of 10 years or a date based on the termination of the holder's membership on the board of directors. At December 31, 1999, SARs covering 20,000 ordinary shares, with an exercise price of $8.00 per share, were outstanding.

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS, RISK MANAGEMENT
     AND CREDIT RISK CONCENTRATIONS

FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 1999 and 1998, the Company's financial instruments included cash and equivalents, short-term receivables, long-term receivables, short-term and long-term debt, and financial market transactions. The fair value of cash, cash equivalents, short-term receivables and short-term debt approximated carrying values because of the short maturities of these instruments. The fair values of the Company's long-term receivables and financial market transactions, based on broker quotes and discounted cash flows, approximated the carrying values. The estimated fair value of long-term debt, based on quoted market prices and market data for similar instruments, was $416 million (carrying value - $413 million) and $397 million (carrying value - $428 million) at December 31, 1999 and 1998, respectively.

RISK  MANAGEMENT

Oil and natural gas sold by the Company are normally priced with reference to a defined benchmark, such as light, sweet crude oil traded on the New York Mercantile Exchange (WTI). Actual prices received vary from the benchmark depending on quality and location differentials. From time to time, it is the Company's policy to use financial market transactions, including swaps, collars and options, with creditworthy counterparties primarily to reduce risk associated with the pricing of a portion of the oil and natural gas that it sells. The policy is structured to underpin the Company's planned revenues and results of operations. The Company does not enter into financial market transactions for trading purposes. There can be no assurance that the use of financial market transactions will not result in losses.

During the years ended December 31, 1999 and 1997, markets provided the Company the opportunity to realize WTI benchmark oil prices on average $6.37 per barrel and $2.35 per barrel, respectively, above the WTI benchmark oil price the Company set as part of its annual plan for the period. During the year ended December 31, 1998, the Company did not have any outstanding financial market transactions to hedge against oil price fluctuations. As a result of financial and commodity market transactions settled during the years ended December 31, 1999 and 1997, the Company's risk management program resulted in an average net realization of approximately $1.65 per barrel and $.11 per barrel, respectively, lower than if the Company had not entered into such transactions.

In anticipation of entering into the forward oil sale, in 1995 the Company purchased WTI benchmark call options to retain the ability to benefit from WTI price increases above a weighted average price of $20.42 per barrel. The volumes and expiration dates on the call options coincide with the volumes and delivery dates of the forward oil sale which will be completed in March 2000. During the years ended December 31, 1999, 1998 and 1997, the Company recorded a gain (loss) of $6.1 million, $.4 million, and ($9.7 million), respectively, in other income (expense), net, related to the change in the fair market value of the call options. In November 1999, the Company sold WTI benchmark call options with the same notional quantities, strike price and contract period as the remaining call option contracts outstanding for a premium of $4.4 million for the purpose of realizing the fair value of the purchased call options. As a result, the Company has eliminated its exposure to future changes in value of the call options caused by fluctuations in oil prices.

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

The Company sells its crude oil production from the Cusiana and Cupiagua fields through an agreement with a third party to approximately 10 to 15 buyers located primarily in the United States. The Company does not believe that the loss of any single customer or a termination of the agreement with the third party would have a long-term material, adverse effect on its operations.

15.  OTHER  INCOME  (EXPENSE),  NET

Other  income  (expense),  net  is  summarized  as  follows:





                                      YEAR ENDED DECEMBER 31,
                                     ----------------------------
                                       1999      1998     1997
                                     --------  --------  --------

Equity swap                          $(6,858)  $(3,283)    $---
Change in fair market value of WTI
    benchmark call options             6,150       366    (9,689)
Foreign exchange gain (loss)          (2,674)    2,113     9,549
Loss provisions                       (2,250)     (750)      ---
Gain on sale of corporate assets         443     7,593     1,414
Other                                  1,575     2,441     1,598
                                     --------  --------  --------

                                     $(3,614)  $ 8,480   $ 2,872
                                     ========  ========  ========



In  1999,  1998  and  1997,  the  Company recognized a net foreign exchange gain
(loss) of ($2.7 million), $2.1 million and $9.5 million, respectively, consisting primarily of noncash adjustments related to deferred taxes in Colombia associated with devaluation of the Colombian peso versus the U.S. dollar.

16.  EARNINGS  PER  ORDINARY  SHARE

The following table reconciles the numerators and denominators of the basic and diluted earnings per ordinary share computation for earnings from continuing operations for the years ended December 31, 1999 and 1997.



                                                     INCOME        SHARES        PER-SHARE
                                                  (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                                   ------------  ------------  ------------
YEAR ENDED DECEMBER 31, 1999:

  Net earnings                                     $     47,557
  Less: Preference share dividends                      (28,671)
                                                   ------------

  Earnings available to ordinary shareholders            18,886
          Basic earnings per ordinary share                         36,135     $    0.52
                                                                               ============
  Effect of dilutive securities
          Stock options                                    ---          62
                                                   ------------  ------------
  Earnings available to ordinary shareholders and
          assumed conversions                         $  18,886
                                                   ============
          Diluted earnings per ordinary share                       36,197     $    0.52
                                                                 ============  ============


                                                   INCOME        SHARES      PER-SHARE
                                                 (NUMERATOR)  (DENOMINATOR)   AMOUNT
                                                 -----------  -------------  ---------
YEAR ENDED DECEMBER 31, 1997:

Earnings before extraordinary item               $    5,595
Less: Preference share dividends                       (400)
                                                 -----------

Earnings available to ordinary shareholders           5,195
        Basic earnings per ordinary share                           36,471   $   0.14
                                                              =============
Effect of dilutive securities
        Stock options                                   ---            457
        Convertible debentures                          ---             80
                                                 -----------  -------------
Earnings available to ordinary shareholders and
        assumed conversions                      $    5,195
                                                 ===========
        Diluted earnings per ordinary share                         37,008   $   0.14
                                                              =============  =========



For the year ended December 31, 1998, the computation of diluted net loss per ordinary share was antidilutive, and therefore, the amounts reported for basic and diluted net loss per ordinary share were the same.

At December 31, 1999, 5,193,643 shares of 8% Convertible Preference Shares and 209,639 shares of 5% Convertible Preference Shares were outstanding. Each 8% Convertible Preference Share is convertible any time into four ordinary shares, subject to adjustment in certain events. Each 5% Convertible Preference Share is convertible any time into one ordinary share, subject to adjustment in certain events. The 8% Convertible Preference Shares and 5% Convertible Preference Shares were not included in the computation of diluted earnings per ordinary share because the effect of assuming conversion was antidilutive.

17.  STATEMENTS  OF  CASH  FLOWS

Supplemental disclosures of cash payments and noncash investing and financing activities follow:




                                              YEAR ENDED DECEMBER 31,
                                            ---------------------------
                                              1999      1998     1997
                                            --------  -------  --------
Cash  paid  during  the  year  for:
   Interest (net of amount capitalized)      $22,810  $24,517  $133,265
   Income taxes                                5,564    4,339     4,666

Noncash financing activities:
   8% Convertible preference shares issued
        in lieu of cash dividend             $13,747  $   ---  $    ---
   Conversion of preference shares into
       ordinary shares                           192      297     1,004




Cash paid for interest in 1997 included $124.8 million of interest accreted with respect to the Senior Subordinated Discount Notes due November 1, 1997 and the
9 3/4% Senior Subordinated Discount Notes due September 15, 2000 through the dates of retirement.

18.  RELATED  PARTY  TRANSACTIONS

Pursuant to a financial advisory agreement (the "Financial Advisory Agreement") between Triton and Hicks, Muse & Co. Partners L.P. ("Hicks Muse Partners"), an affiliate of Hicks Muse, the Company paid Hicks Muse Partners transaction fees aggregating approximately $9.6 million and $4.4 million for services as financial advisor to the Company in connection with the First Closing and Second Closing, respectively, contemplated by the Stock Purchase Agreement. In accordance with the terms of the Financial Advisory Agreement, the Company has retained Hicks Muse Partners as its exclusive financial advisor in connection with any Sale Transaction (defined below) unless Hicks Muse Partners and the Company agree to retain an additional financial advisor in connection with any particular Sale Transaction. The Financial Advisory Agreement requires the
Company to pay a fee to Hicks Muse Partners in connection with any Sale Transaction (unless the Chief Executive Officer of the Company elects not to retain a financial advisor) in an amount equal to the lesser of (i) the amount of fees then charged by first-tier investment banking firms for similar advisory services rendered in similar transactions or (ii) 1.5% of the Transaction Value (as defined in the Financial Advisory Agreement); provided that such fee will be divided equally between Hicks Muse Partners and any additional financial advisor which the Company and Hicks Muse Partners agree will be retained by the Company with respect to any such transaction. A "Sale Transaction" is defined as any merger, sale of securities representing a majority of the combined voting power of the Company, sale of assets of the Company representing more than 50% of the total market value of the assets of the Company and its subsidiaries or other similar transaction. The Company is also required to reimburse Hicks Muse Partners for reasonable disbursements and out-of-pocket expenses of Hicks Muse Partners incurred in connection with its advisory services.

Pursuant to a monitoring agreement (the "Monitoring Agreement") between Triton and Hicks Muse Partners, Hicks Muse Partners will provide financial oversight and monitoring services as requested by the Company and the Company will pay to Hicks Muse Partners an annual fee of $.5 million. In addition, the Company will reimburse Hicks Muse Partners for reasonable disbursements and out-of-pocket expenses incurred by Hicks Muse Partners or its affiliates for the account of the Company or in connection with the performance of its services. During the years ended December 31, 1999 and 1998, the Company paid Hicks Muse Partners $.6 million and $.1 million, respectively, under the terms of the Monitoring Agreement.

The Financial Advisory Agreement and the Monitoring Agreement will remain in effect until the earlier of (i) September 30, 2008, or (ii) the date on which HM4 Triton, L.P. and its affiliates cease to own beneficially, directly or indirectly, at least 5% of the Company's outstanding Ordinary Shares (determined after giving effect to the conversion of all 8% Convertible Preference Shares held by HM4 Triton, L.P. and its affiliates). The Company has agreed to indemnify Hicks Muse Partners with respect to liabilities incurred as a result of Hicks Muse Partners' performance of services for the Company pursuant to the Financial Advisory Agreement and the Monitoring Agreement.

In 1999, the Company sold its hunting lease and related facilities to HMTF Operating, L.P., an affiliate of Hicks Muse, for proceeds of $.9 million and recognized a gain of $.4 million in other income (expense), net.

19.  CERTAIN  FACTORS  THAT  COULD  AFFECT  FUTURE  OPERATIONS

Certain information contained in this report, as well as written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, teleconferences, or otherwise, may be deemed to be "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and are subject to the "Safe Harbor" provisions of that section. Forward-looking statements include statements concerning the Company's and management's plans, objectives, goals, strategies and future operations and performance and the assumptions underlying such forward-looking statements. When used in this document, the words
"anticipates," "estimates," "expects," "believes," "intends," "plans," and similar expressions are intended to identify such forward-looking statements. These statements include information regarding:

-  drilling schedules;
-  expected or planned production capacity;
- future production from the Cusiana and Cupiagua fields in Colombia, including from the Recetor license;
- the completion of development and commencement of production in Malaysia-Thailand;
- future production of the Ceiba field in Equatorial Guinea, including volumes and timing of first production;
- the acceleration of the Company's exploration, appraisal and development activities in Equatorial Guinea;
-  the Company's capital budget and future capital requirements;
-  the Company's meeting its future capital needs;
- the Company's utilization of net operating loss carryforwards and realization of its deferred tax asset;
-  the level of future expenditures for environmental costs;
-  the outcome of regulatory and litigation matters;
- the estimated fair value of derivative instruments, including the equity swap; and
-  proven oil and gas reserves and discounted future net cash flows therefrom.

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

The Company follows the full cost method of accounting for exploration and development of oil and gas reserves, whereby all acquisition, exploration and development costs are capitalized. Costs related to acquisition, holding and initial exploration of licenses in countries with no proved reserves are initially capitalized, including internal costs directly identified with acquisition, exploration and development activities. The Company's exploration licenses are periodically assessed for impairment on a country-by-country basis. If the Company's investment in exploration licenses within a country where no proved reserves are assigned is deemed to be impaired, the licenses are written down to estimated recoverable value. If the Company abandons all exploration efforts in a country where no proved reserves are assigned, all acquisition and exploration costs associated with the country are expensed. The Company's assessments of whether its investment within a country is impaired and whether exploration activities within a country will be abandoned are made from time to time based on its review and assessment of drilling results, seismic data and other information it deems relevant. Due to the unpredictable nature of exploration drilling activities, the amount and timing of impairment expense are difficult to predict with any certainty. Financial information concerning the Company's assets at December 31, 1999, including capitalized costs by geographic area, is set forth in note 21.

The Company's oil and gas business is also subject to all of the operating risks normally associated with the exploration for and production of oil and gas, including, without limitation, blowouts, explosion, uncontrollable flows of oil, gas or well fluids, pollution, earthquakes, formations with abnormal pressures, labor disruptions and fires, each of which could result in substantial losses to the Company due to injury or loss of life and damage to or destruction of oil and gas wells, formations, production facilities or other properties. In accordance with customary industry practices, the Company maintains insurance coverage limiting financial loss resulting from certain of these operating hazards. Losses and liabilities arising from uninsured or underinsured events would reduce revenues and increase costs to the Company. There can be no assurance that any insurance will be adequate to cover losses or liabilities. The Company cannot predict the continued availability of insurance, or its availability at premium levels that justify its purchase.

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

CERTAIN  FACTORS  RELATING  TO  INTERNATIONAL  OPERATIONS

The Company derives substantially all of its consolidated revenues from international operations. Risks inherent in international operations include risk of expropriation, nationalization, war, revolution, border disputes, renegotiation or modification of existing contracts, import, export and transportation regulations and tariffs; taxation policies, including royalty and tax increases and retroactive tax claims; exchange controls, currency fluctuations and other uncertainties arising out of foreign government sovereignty over the Company's international operations; laws and policies of the United States affecting foreign trade, taxation and investment; and the possibility of having to be subject to the exclusive jurisdiction of foreign courts in connection with legal disputes and the possible inability to subject foreign persons to the jurisdiction of courts in the United States. To date, the Company's international operations have not been materially affected by these risks.

CERTAIN  FACTORS  RELATING  TO  COLOMBIA

The Company is a participant in significant oil and gas discoveries in the Cusiana and Cupiagua fields, located approximately 160 kilometers (100 miles) northeast of Bogota, Colombia. Development of reserves in the Cusiana and Cupiagua fields is ongoing and will require additional drilling. Pipelines connect the major producing fields in Colombia to export facilities and to refineries.

From time to time, guerrilla activity in Colombia has disrupted the operation of oil and gas projects. Such activity increased over the last year and appears to be increasing as political negotiations among government and various rebel groups proceed. In one recent case, a bomb planted near the pipeline caused
OCENSA to halt shipments, which in turn caused the operator of the fields to curtail production for approximately two days. Although the Colombian government, the Company and its partners have taken steps to maintain security and favorable relations with the local population, there can be no assurance that attempts to reduce or prevent guerrilla activity will be successful or that guerrilla activity will not disrupt operations in the future.

Colombia is among several nations whose progress in stemming the production and transit of illegal drugs is subject to annual certification by the President of the United States. Although the President granted Colombia certification in 1999, Colombia was denied certification the last two years and only received a national interest waiver for one of those years. There can be no assurance that, in the future, Colombia will receive certification or a national interest waiver. The consequences of the failure to receive certification or a national interest waiver generally include the following: all bilateral aid, except anti-narcotics and humanitarian aid, would be suspended; the Export-Import Bank of the United States and the Overseas Private Investment Corporation would not approve financing for new projects in Colombia; U.S. representatives at multilateral lending institutions would be required to vote against all loan requests from Colombia, although such votes would not constitute vetoes; and the President of the United States and Congress would retain the right to apply future trade sanctions. Each of these consequences could result in adverse economic consequences in Colombia and could further heighten the political and economic risks associated with the Company's operations in Colombia. Any changes in the holders of significant government offices could have adverse consequences on the Company's relationship with the Colombian national oil company and the Colombian government's ability to control guerrilla activities and could exacerbate the factors relating to foreign operations discussed above.

CERTAIN  FACTORS  RELATING  TO  MALAYSIA-THAILAND

The Company is a partner in a significant gas exploration project located in the Gulf of Thailand approximately 450 kilometers (280 miles) northeast of Kuala Lumpur and 750 kilometers (470 miles) south of Bangkok as a contractor under a production-sharing contract covering Block A-18 of the Malaysia-Thailand Joint Development Area. On October 30, 1999, the Company and the other parties to the production-sharing contract for Block A-18 executed a gas sales agreement providing for the sale of the first phase of gas. Under terms of the gas sales agreement, delivery of gas is scheduled to begin by the end of the second quarter of 2002, following timely completion and approval of an environmental impact assessment associated with the buyers' pipeline and processing facilities. No assurance can be given as to when such approval will be obtained. A lengthy approval process, or significant opposition to the project, could delay construction and the commencement of gas sales.

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

INFLUENCE  OF  HICKS  MUSE

In connection with the issuance of 8% Convertible Preference Shares to HM4 Triton, L.P., the Company and HM4 Triton, L.P. entered into a shareholders agreement (the "Shareholders Agreement") pursuant to which, among other things, the size of the Company's Board of Directors was set at ten, and HM4 Triton, L.P. exercised its right to designate four out of such ten directors. The Shareholders Agreement provides that, in general, for so long as the entire Board of Directors consists of ten members, HM4 Triton, L.P. (and its designated transferees, collectively) may designate four nominees for election to the Board of Directors. The right of HM4 Triton, L.P. (and its designated transferees) to designate nominees for election to the Board will be reduced if the number of ordinary shares held by HM4 Triton, L.P. and its affiliates (assuming conversion of 8% Convertible Preference Shares into ordinary shares) represents less than certain specified percentages of the number of ordinary shares (assuming conversion of 8% Convertible Preference Shares into ordinary shares) purchased by HM4 Triton, L.P. pursuant to the Stock Purchase Agreement.

The Shareholders Agreement provides that, for so long as HM4 Triton, L.P. and its affiliates continue to hold a certain minimum number of ordinary shares (assuming conversion of 8% Convertible Preference Shares into ordinary shares), the Company may not take certain actions without the consent of HM4 Triton, L.P., including (i) amending its Articles of Association or the terms of the 8% Convertible Preference Shares with respect to the voting powers, rights or preferences of the holders of 8% Convertible Preference Shares, (ii) entering into a merger or similar business combination transaction, or effecting a reorganization, recapitalization or other transaction pursuant to which a majority of the outstanding ordinary shares or any 8% Convertible Preference Shares are exchanged for securities, cash or other property, (iii) authorizing, creating or modifying the terms of any series of securities that would rank equal to or senior to the 8% Convertible Preference Shares, (iv) selling or otherwise disposing of assets comprising in excess of 50% of the market value of the Company, (v) paying dividends on ordinary shares or other shares ranking junior to the 8% Convertible Preference Shares, other than regular dividends on the Company's 5% Convertible Preference Shares, (vi) incurring or guaranteeing indebtedness (other than certain permitted indebtedness), or issuing preference shares, unless the Company's leverage ratio at the time, after giving pro forma effect to such incurrence or issuance and to the use of the proceeds, is less than 2.5 to 1, (vii) issuing additional shares of 8% Convertible Preference Shares, other than in payment of accumulated dividends on the outstanding 8% Convertible Preference Shares, (viii) issuing any shares of a class ranking equal or senior to the 8% Convertible Preference Shares, (ix) commencing a tender offer or exchange offer for all or any portion of the ordinary shares or
(x) decreasing the number of shares designated as 8% Convertible Preference Shares.

As a result of HM4 Triton, L.P.'s ownership of 8% Convertible Preference Shares and ordinary shares and the rights conferred upon HM4 Triton, L.P. and its designees pursuant to the Shareholder Agreement, HM4 Triton, L.P. has significant influence over the actions of the Company and will be able to influence, and in some cases determine, the outcome of matters submitted for approval of the shareholders. The existence of HM4 Triton, L.P. as a shareholder of the Company may make it more difficult for a third party to acquire, or discourage a third party from seeking to acquire, a majority of the outstanding ordinary shares. A third party would be required to negotiate any such transaction with HM4 Triton, L.P. and the interests of HM4 Triton, L.P. as a shareholder may be different from the interests of the other shareholders of the Company.

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

COMPETITION

The Company encounters strong competition from major oil companies (including government-owned companies), independent operators and other companies for favorable oil and gas concessions, licenses, production-sharing contracts and leases, drilling rights and markets. Additionally, the governments of certain countries in which the Company operates may, from time to time, give preferential treatment to their nationals. The oil and gas industry as a whole also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers. The Company believes that the principal means of competition in the sale of oil and gas are product availability, price and quality.

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

20.  COMMITMENTS  AND  CONTINGENCIES

For internal planning purposes, the Company's capital spending program for the year ending December 31, 2000, is approximately $191 million, excluding capitalized interest and acquisitions, of which approximately $122 million relates to exploration and development activities in Equatorial Guinea, $58 million relates to the Cusiana and Cupiagua fields in Colombia and $11 million relates to the Company's exploration activities in other parts of the world.

During the normal course of business, the Company is subject to the terms of various operating agreements and capital commitments associated with the exploration and development of its oil and gas properties. It is management's belief that such commitments, including the capital requirements in Colombia, Equatorial Guinea and other parts of the world discussed above, will be met without any material adverse effect on the Company's operations or consolidated financial condition.

The Company leases office space, other facilities and equipment under various operating leases expiring through 2005. Total rental expense was $1.3 million, $2.1 million and $2 million for the years ended December 31, 1999, 1998 and 1997, respectively. At December 31, 1999, the minimum payments required under terms of the leases are as follows 2000 -- $1.5 million; 2001 -- $1.6 million; 2002 -- $1.6 million; 2003 -- $1.6 million; 2004 -- $1.6 million; and thereafter $1 million.

GUARANTEES

At December 31, 1999, the Company had guaranteed the performance of a total of $16.4 million in future exploration expenditures to be incurred through September 2001 in various countries. A total of approximately $6 million of the exploration expentitures are included in the 2000 capital spending program related to a commitment for two onshore exploratory wells in Greece. These commitments are backed primarily by unsecured letters of credit. The Company also had guaranteed loans of approximately $1.4 million, which expire September 2000, for a Colombian pipeline company, ODC, in which the Company has an ownership interest.

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

LITIGATION

In July through October 1998, eight lawsuits were filed against the Company and Thomas G. Finck and Peter Rugg, in their capacities as Chairman and Chief Executive Officer and Chief Financial Officer, respectively. The lawsuits were filed in the United States District Court for the Eastern District of Texas, Texarkana Division, and have been consolidated and are styled In re: Triton Energy Limited Securities Litigation. In November 1999, the plaintiffs filed a consolidated complaint. It alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, in connection with disclosures concerning the Company's properties, operations, and value relating to a prospective sale of the Company or of all or a part of its assets. The lawsuits seek recovery of an unspecified amount of compensatory damages, fees and costs. In the consolidated complaint, the plaintiffs abandoned a claim for negligent misrepresentation and punitive damages that had previously been asserted in one of the eight individual suits.

     In September 1999, the court granted the plaintiffs' motion for appointment as lead plaintiffs and for approval of selection of lead counsel. In October 1999, the defendants filed a motion to dismiss the claims alleged in the eight individual suits, and in December 1999, the defendants filed a supplement to their motion to dismiss to address the plaintiffs' consolidated complaint. The Company's motion, as supplemented, is currently pending.

The Company believes its disclosures have been accurate and intends to vigorously defend these actions. There can be no assurance that the litigation will be resolved in the Company's favor. An adverse result could have a material adverse effect on the Company's financial position or results of operations.

In November 1999, a lawsuit was filed against the Company, and one of its subsidiaries and Thomas G. Finck, Peter Rugg and Robert B. Holland, III, in their capacities as officers of the Company, in the District Court of the State of Texas for Dallas County. The lawsuit is styled Aaron Sherman, et al. vs. Triton Energy Corporation et al. and seeks an unspecified amount of compensatory and punitive damages and interest. The lawsuit alleges as causes of action fraud and negligent misrepresentation in connection with disclosures concerning the prospective sale by the Company of all or a substantial part of its assets announced in March 1998. The Company's date to answer has not yet run. Its subsidiary has filed various motions to dispose of the lawsuit on the grounds that the plantiffs do not have standing. The Court has ordered the plantiffs to replead and has stayed discovery pending its further orders.
In August 1997, the Company was sued in the Superior Court of the State of California for the County of Los Angeles, by David A. Hite, Nordell International Resources Ltd., and International Veronex Resources, Ltd. The action has since been removed to the United States District Court for the Central District of California. The Company and the plaintiffs were adversaries in a 1990 arbitration proceeding in which the interest of Nordell International Resources Ltd. in the Enim oil field in Indonesia was awarded to the Company (subject to a 5% net profits interest for Nordell) and Nordell was ordered to pay the Company nearly $1 million. The arbitration award was followed by a series of legal actions by the parties in which the validity of the award and its enforcement were at issue. As a result of these proceedings, the award was ultimately upheld and enforced. The current suit alleges that the plaintiffs were damaged in amounts aggregating $13 million primarily because of the Company's prosecution of various claims against the plaintiffs as well as its alleged misrepresentations, infliction of emotional distress, and improper accounting practices. The suit seeks specific performance of the arbitration award, damages for alleged fraud and misrepresentation in accounting for Enim field operating results, an accounting for Nordell's 5% net profit interest, and damages for emotional distress and various other alleged torts. The suit seeks interest, punitive damages and attorneys fees in addition to the alleged actual damages. In August 1998, the district court dismissed all claims asserted by the plaintiffs other than claims for malicious prosecution and abuse of the legal process, which the court held could not be subject to a motion to dismiss. The abuse of process claim was later withdrawn, and the damages sought were reduced to approximately $700,000 (not including punitive damages). The lawsuit was tried and the jury found in favor of the plaintiffs and assessed compensatory damages against the Company in the amount of approximately $700,000 and punitive damages in the amount of approximately $11 million. The Company believes it has acted appropriately and intends to appeal the verdict.

The Company is subject to certain other litigation matters, none of which is expected to have a material, adverse effect on the Company's operations or consolidated financial condition.

21.  GEOGRAPHIC  INFORMATION

Triton's operations are primarily related to crude oil and natural gas exploration and production. The Company's principal properties, operations and oil and gas reserves are located in Colombia, Malaysia-Thailand and Equatorial Guinea. The Company is exploring for oil and gas in these areas, as well as in southern Europe, Africa and the Middle East. All sales are currently derived from oil and gas production in Colombia. Financial information about the Company's operations by geographic area is presented below:



                                                                                            CORPORATE
                                                        MALAYSIA-  EQUATORIAL                  AND
                                             COLOMBIA   THAILAND     GUINEA    EXPLORATION    OTHER      TOTAL
                                             ---------  ---------  ----------  -----------  ---------  ----------
YEAR  ENDED  DECEMBER  31,  1999:
  Sales and other operating revenues         $ 247,878  $     ---  $    ---    $     ---    $     ---  $  247,878
  Operating income (loss)                      115,877        ---      (469)      (7,214)     (16,334)     91,860
  Depreciation, depletion and amortization      59,728        ---        16          144        1,455      61,343
  Capital expenditures and investments          79,889      8,453    19,968       12,419          754     121,483
  Assets                                       476,543     93,188    37,229       85,250      282,265     974,475

YEAR ENDED DECEMBER 31, 1998:
  Sales and other operating revenues         $ 160,881   $ 63,237   $   ---    $   4,500    $     ---  $  228,618
  Operating income (loss)                     (220,697)    62,538      (124)     (79,703)     (39,360)   (277,346)
  Depreciation, depletion and amortization      53,641         49         1          175        4,945      58,811
  Writedown of assets                          251,312        ---       ---       76,664          654     328,630
  Capital expenditures and investments         106,624     25,319     5,913       41,603          756     180,215
  Assets                                       468,533     84,735    10,766       78,086      112,160     754,280

YEAR ENDED DECEMBER 31, 1997:
  Sales and other operating revenues         $ 145,419   $    ---   $   ---    $   4,077    $     ---  $  149,496
  Operating income (loss)                       59,719       (536)      (42)      (6,270)     (20,167)     32,704
  Depreciation, depletion and amortization      31,186         60       ---          505        5,077      36,828
  Capital expenditures and investments         129,589     37,328     4,471       43,371        4,457     219,216
  Assets                                       712,512    148,780     4,841      105,720      126,186   1,098,039


During 1998, the Company sold one-half of the shares of the subsidiary through which the Company owned its 50% share of Block A-18 resulting in a gain of $63.2 million which is included in Malaysia-Thailand sales and other operating revenues and operating income (loss). See note 2 - Asset Dispositions. After the sale, which resulted in a 50% ownership in the previously wholly owned subsidiary, the Company's remaining ownership is accounted for using the equity method. This investment in Block A-18 is presented in Malaysia-Thailand assets at December 31, 1999 and 1998.

Colombia operating income (loss) for the year ended December 31, 1998, included a SEC full cost ceiling limitation writedown of $241 million. Additionally, Exploration operating income (loss) included writedowns of oil and gas properties and other assets totaling $76.7 million for the year ended December 31, 1998.

At December 31, 1999, corporate assets were principally cash and equivalents and the U.S. deferred tax asset. Exploration assets included $41.6 million, $17.6 million, $16.5 million and $8.4 million in Italy, Greece, Oman and Madagascar, respectively.

22.  QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                             QUARTER
                                             -------------------------------------------
                                               FIRST     SECOND     THIRD      FOURTH
                                             ---------  ----------  --------  ----------
YEAR ENDED DECEMBER 31, 1999:
  Sales and other operating revenues         $ 49,170   $  59,622   $ 67,295  $  71,791
  Gross profit                                 14,823      25,151     32,349     46,082
  Net earnings                                  1,887      10,883     11,762     23,025
  Basic earnings (loss) per ordinary share       0.05       (0.08)      0.32       0.24
  Diluted earnings (loss) per ordinary share     0.03       (0.08)      0.20       0.23
  Investment in affiliate                      86,704      88,179     91,008     93,188

YEAR ENDED DECEMBER 31, 1998:
  Sales and other operating revenues         $ 36,175   $  36,378   $105,862  $  50,203
  Gross profit (loss)                           8,409    (180,179)    73,751   (134,350)
  Net earnings (loss)                          42,912    (150,062)    47,208   (127,562)
  Basic earnings (loss) per ordinary share       1.17       (4.10)      1.28      (3.55)
  Diluted earnings (loss) per ordinary share     1.16       (4.10)      1.28      (3.55)
  Investment in affiliate                         ---         ---     82,511     84,735



Gross profit (loss) is comprised of sales and other operating revenues less operating expenses, depreciation, depletion and amortization, and writedowns pertaining to operating assets. Gross profit for the fourth quarter of 1999 included a non-recurring credit issued by OCENSA in February 2000 totaling $4.2 million. The credit to pipeline tariffs resulted from OCENSA's compliance with a Colombian government decree in December 1999 that reduced its 1999 noncash expenses.

23.  OIL  AND  GAS  DATA  (UNAUDITED)

The following tables provide additional information about the Company's oil and gas exploration and production activities. The oil and gas data reflect the Company's proportionate interest in Block A-18 on an equity investment basis since the sale of one-half of the subsidiary through which the Company owned its 50% share of Block A-18 in August 1998.

RESULTS  OF  OPERATIONS

The results of operations for oil- and gas-producing activities, considering direct costs only, follow:



                                      COLOMBIA
                                      --------


YEAR  ENDED  DECEMBER  31,  1999:
        Revenues                      $247,878
        Costs:
          Production costs              68,130
          General operating expenses     3,954
          Depletion                     59,512
          Income tax expense            42,083
                                      --------

        Results of operations         $ 74,199
                                      ========





                                                  MALAYSIA-              TOTAL
                                       COLOMBIA   THAILAND    OTHER    WORLDWIDE
                                      ---------  ---------  ---------  ---------
YEAR  ENDED  DECEMBER  31,  1998:
        Revenues                      $ 160,881  $  63,237  $   4,500  $ 228,618
        Costs:
          Production costs               73,546        ---        ---     73,546
          General operating expenses      2,460        ---        ---      2,460
          Depletion                      53,304        ---        ---     53,304
          Writedown of assets           251,312        ---     76,664    327,976
          Income tax benefit            (76,048)       ---    (22,527)   (98,575)
                                      ---------- ---------  ---------- ----------

        Results of operations         $(143,693) $  63,237  $ (49,637) $(130,093)
                                      ========== =========  ========== ==========





                                                           TOTAL
                                      COLOMBIA   OTHER   WORLDWIDE
                                      --------  -------  ---------
YEAR  ENDED  DECEMBER  31,  1997:
        Revenues                      $145,419  $ 4,077  $ 149,496
        Costs:
          Production costs              51,357      ---     51,357
          General operating expenses     2,886      ---      2,886
          Depletion                     30,729      ---     30,729
          Income tax expense            22,167    1,223     23,390
                                      --------  -------  ---------

        Results of operations         $ 38,280  $ 2,854  $  41,134
                                      ========  =======  =========



Malaysia-Thailand revenues for the year ended December 31, 1998, included a gain of $63.2 million from the sale of one-half of the shares of the subsidiary through which the Company owned its 50% share of Block A-18. Other revenues for the years ended December 31, 1998 and 1997, included gains of $4.5 million, and $4.1 million from the sale of the Company's Bangladesh subsidiary and Argentine subsidiary, respectively.

Depletion includes depreciation on support equipment and facilities calculated on the unit-of-production method.

COSTS  INCURRED  AND  CAPITALIZED  COSTS


The costs incurred in oil and gas acquisition, exploration and development activities and related capitalized costs follow:


                                              EQUATORIAL           TOTAL
                                     COLOMBIA   GUINEA    OTHER  WORLDWIDE
                                     --------  -------   ------  ---------
DECEMBER  31,  1999:
  Costs  incurred:
    Property acquisition             $  6,400  $   ---  $    20  $  6,420
    Exploration                           155   23,631   13,051    36,837
    Development                        80,782      ---      ---    80,782
  Depletion per equivalent
    barrel of production                 3.80      ---      ---      3.80

  Cost of properties at year-end:
    Unevaluated                      $    ---  $ 5,772  $72,755  $ 78,527
                                     ========  =======  =======  ========

    Evaluated                        $530,947  $28,613  $   680  $560,240
                                     ========  =======  =======  ========

    Support equipment and
      facilities                     $303,244  $   709  $   ---  $303,953
                                     ========  =======  =======  ========
  Accumulated depletion and
    depreciation at year-end         $419,651  $   ---  $   680  $420,331
                                     ========  =======  =======  ========






                                               MALAYSIA-  EQUATORIAL           TOTAL
                                     COLOMBIA  THAILAND     GUINEA     OTHER   WORLDWIDE
                                     --------  ---------  ----------  -------  ---------
DECEMBER  31,  1998:
  Costs  incurred:
    Property acquisition             $    ---  $     ---  $      ---  $   500  $    500
    Exploration                         2,886     17,739       5,913   43,153    69,691
    Development                        83,088      1,026         ---      ---    84,114
  Depletion per equivalent
    barrel of production                 4.07        ---         ---      ---      4.07

  Cost of properties at year-end:
    Unevaluated                      $    ---  $     ---  $   10,754  $60,082  $ 70,836
                                     ========  =========  ==========  =======  ========

    Evaluated                        $467,147  $     ---  $      ---  $76,367  $543,514
                                     ========  =========  ==========  =======  ========

    Support equipment and
      facilities                     $289,659  $     ---  $      ---  $   ---  $289,659
                                     ========  =========  ==========  =======  ========
  Accumulated depletion and
    depreciation at year-end         $360,324  $     ---    $    ---  $76,367  $436,691
                                     ========  =========  ==========  =======  ========


                                                MALAYSIA-  EQUATORIAL        TOTAL
                                     COLOMBIA   THAILAND      GUINEA   OTHER  WORLDWIDE
                                     --------  ---------  ----------  ------  ---------
DECEMBER  31,  1997:
  Costs  incurred:
    Property acquisition             $    ---  $     ---  $    1,500  $ 1,628 $   3,128
    Exploration                         7,583     36,373       2,971   44,893    91,820
    Development                        62,251        187         ---      ---    62,438
  Depletion per equivalent
    barrel of production                 3.67        ---         ---      ---      3.67

  Cost of properties at year-end:
    Unevaluated                      $  2,172  $  30,327  $    4,841  $93,286  $130,626
                                     ========  =========  ==========  =======  ========

    Evaluated                        $396,774  $ 114,243  $      ---  $ 7,563  $518,580
                                     ========  =========  ==========  =======  ========

    Support equipment and
      facilities                     $250,193  $     ---  $      ---  $   ---  $250,193
                                     ========  =========  ==========  =======  ========
  Accumulated depletion and
    depreciation at year-end         $ 66,250  $     ---  $      ---  $ 7,563  $ 73,813
                                     ========  =========  ==========  =======  ========


A summary of costs excluded from depletion at December 31, 1999, by year incurred follows:



                                          DECEMBER 31,
                                ----------------------------------------
                        TOTAL     1999     1998     1997  1996 AND PRIOR
                      --------  -------  -------  ------- --------------

Property acquisition  $  2,820  $    20  $   500  $ 1,700  $        600
Exploration             93,258   29,697   34,394   16,008        13,159
Capitalized interest    11,062    6,587    2,971    1,383           121
                      --------  -------  -------  -------  ------------

    Total worldwide   $107,140  $36,304  $37,865  $19,091  $     13,880
                      ========  =======  =======  =======  ============



The Company excludes from its depletion computation property acquisition and exploration costs of unevaluated properties and major development projects in progress. The excluded costs include $34.4 million ($28.6 million and $5.8 million classified as evaluated and unevaluated, respectively) which relate primarily to the Ceiba field in Equatorial Guinea that will become depletable once production begins, currently estimated for year end 2000. Additionally, excluded costs include exploration costs of $34.6 million, $16.8 million, $11.8 million and $8.4 million in Italy, Greece, Oman and Madagascar, respectively, where there are no proved reserves at December 31, 1999. At this time, the Company is unable to predict either the timing of the inclusion of these costs and any related oil and gas reserves in its depletion computation or their potential future impact on depletion rates. Drilling or other exploration activities are being conducted in each of these cost centers.

The Company's share of costs incurred for Block A-18 were $8.2 million and $3.2 million for the years ended December 31, 1999 and 1998, respectively. Net capitalized costs were $90.2 million and $85.2 million at December 31, 1999 and 1998, respectively.

OIL  AND  GAS RESERVE DATA  (OIL RESERVES ARE STATED IN THOUSANDS OF BARRELS AND
GAS  RESERVES  ARE  STATED  IN  MILLIONS  OF  CUBIC  FEET.)

The following tables present the Company's estimates of its proved oil and gas reserves. The estimates for the proved reserves in the Cusiana and Cupiagua fields in Colombia and the Ceiba field in Equatorial Guinea were prepared by the Company's independent petroleum engineers, DeGolyer and MacNaughton and Netherland, Sewell & Associates, Inc., respectively. The estimates for proved reserves in Malaysia-Thailand were prepared by the internal petroleum engineers of the operating company, Carigali-Triton Operating Company (CTOC). The estimates for the proved reserves in the Liebre field in Colombia were prepared by the Company's internal petroleum reservoir engineers. The Company emphasizes that reserve estimates are approximate and are expected to change as additional information becomes available. Reservoir engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Accordingly, there can be no assurance that the reserves set forth herein will ultimately be produced, and there can be no assurance that the proved undeveloped reserves will be developed within the periods anticipated. As of December 31, 1999, gas sales had not yet commenced from the Company's interest in the Malaysia-Thailand Joint Development Area. In estimating its reserves attributable to such interest, the Company assumed that production from the interest would be sold at the base price in the gas sales agreement of $2.30. The base price is subject to annual adjustments based on various indices. There can be no assurance as to what the actual price will be when gas sales commence.


                                                                                         EQUITY INVESTMENT
                                     COLOMBIA      EQUATORIAL GUINEA  TOTAL WORLDWIDE  MALAYSIA-THAILAND
                                -----------------  -----------------  ----------------  -----------------
                                   OIL      GAS      OIL       GAS     OIL       GAS       OIL     GAS
                                --------  -------  ------    -------  -------   ------  ------  ---------
PROVED  DEVELOPED  AND
  UNDEVELOPED RESERVES AS OF
  DECEMBER 31, 1998             135,327    12,284     ---       ---  135,327    12,284   8,017   570,312
    Revisions                      (567)     (259)    ---       ---     (567)     (259)  5,206   (16,450)
    Purchases                     3,280      ---      ---       ---    3,280       ---     ---       ---
    Extensions and discoveries      ---       ---  32,033       ---   32,033       ---     ---       ---
    Production                  (12,469)     (459)    ---       ---  (12,469)     (459)    ---       ---
                                --------  -------  ------  --------  --------  -------  ------  ---------

  AS OF DECEMBER 31, 1999       125,571    11,566  32,033       ---  157,604    11,566  13,223   553,862
                                ========  =======  ======  ========  ========  =======  ======  =========

  PROVED DEVELOPED RESERVES AT
   DECEMBER 31, 1999             91,859    11,566     ---       ---   91,859    11,566     ---       ---
                                ========  =======  ======  ========  ========  =======  ======  =========



                                                                                               EQUITY INVESTMENT
                                     COLOMBIA        MALAYSIA-THAILAND     TOTAL WORLDWIDE     MALAYSIA-THAILAND
                                -----------------  --------------------  --------------------  -----------------
                                  OIL       GAS      OIL        GAS         OIL        GAS      OIL       GAS
                                --------  -------  --------  ----------  --------  ----------  -----  ----------
PROVED  DEVELOPED  AND
  UNDEVELOPED RESERVES AS OF
    DECEMBER 31, 1997           145,999    14,619   29,800   1,223,800   175,799    1,238,419    ---        ---
    Revisions                      (693)   (1,832)  (6,583)    (41,588)   (7,276)     (43,420)   ---        ---
    Sales                           ---      ---   (15,200)   (625,400)  (15,200)    (625,400)   ---        ---
    Equity investment               ---      ---    (8,017)   (570,312)   (8,017)    (570,312) 8,017    570,312
    Extensions and discoveries      ---      ---       ---      13,500       ---       13,500    ---        ---
    Production                   (9,979)     (503)     ---         ---    (9,979)        (503)   ---        ---
                                --------  -------  --------  ----------  --------  ----------  -----  ---------

AS OF DECEMBER 31, 1998         135,327    12,284      ---         ---   135,327       12,284  8,017    570,312
                                ========  =======  ========  ==========  ========  ==========  =====  =========

PROVED DEVELOPED RESERVES AT
  DECEMBER 31, 1998              86,039    12,284      ---         ---    86,039       12,284    ---        ---
                                ========  =======  ========  ==========  ========  ==========  =====  =========




                                    COLOMBIA         MALAYSIA-THAILAND    TOTAL WORLDWIDE
                                -----------------  -------------------  --------------------
                                  OIL       GAS      OIL        GAS       OIL       GAS
                                --------  -------  -------  ----------  --------  ----------
PROVED  DEVELOPED  AND
  UNDEVELOPED  RESERVES  AS  OF
  DECEMBER 31, 1996             135,310   14,651   24,700     871,100   160,010     885,751
    Revisions                    14,157      770   (2,000)     (7,600)   12,157      (6,830)
    Extensions and discoveries    2,308      ---    7,100     360,300     9,408     360,300
    Production                   (5,776)    (802)     ---         ---    (5,776)       (802)
                                --------  -------  -------  ----------  --------  ----------

AS OF DECEMBER 31, 1997         145,999   14,619   29,800   1,223,800   175,799   1,238,419
                                ========  =======  =======  ==========  ========  ==========

PROVED DEVELOPED RESERVES AT
  DECEMBER 31, 1997              81,931   14,619      ---         ---    81,931      14,619
                                ========  =======  =======  ==========  ========  ==========





STANDARDIZED  MEASURE  OF DISCOUNTED FUTURE NET CASH INFLOWS AND CHANGES THEREIN

The following table presents for the net quantities of proved oil and gas reserves a standardized measure of discounted future net cash inflows discounted at an annual rate of 10%. The future net cash inflows were calculated in accordance with Securities and Exchange Commission guidelines. Future cash inflows were computed by applying year-end prices of oil and gas relating to the Company's proved reserves to the estimated year-end quantities of those reserves. The future cash inflow estimates for 1999 attributable to oil reserves were based on the year end WTI crude oil price of $25.60 per barrel for the Company's reserves in Colombia and Malaysia-Thailand, and the year end Brent crude oil price of $24.89 per barrel for the Company's reserves in Equatorial Guinea, in each case before adjustments for oil quality and transportation costs.

In 1999, the Company and the other parties to the production-sharing contract for Block A-18 executed a gas sales agreement providing for the sale of the first phase of gas. In estimating discounted future net cash inflows attributable to such interest, the Company assumed that production from the interest would be sold at the base price in the gas sales agreement of $2.30. The base price is subject to annual adjustments based on various indices. There can be no assurance as to what the actual price will be when gas sales commence.

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

In connection with the sale to ARCO of one-half of the shares through which the Company owned its interest in Block A-18, ARCO agreed to pay the Company an additional $65 million each at July 1, 2002, and July 1, 2005, if certain specific development objectives are met by such dates, or $40 million each if the objectives are met within one year thereafter. For purposes of calculating future cash inflows for Malaysia-Thailand at December 31, 1999, the Company assumed that it would receive an incentive payment of $65 million in July 2002. There can be no assurances that the Company will receive any incentive payments. See note 19, "Certain Factors that Could Affect Future Operations - Certain Factors Related to Malaysia-Thailand."





                                                                                EQUITY
                                                                              INVESTMENT
                                                       EQUATORIAL    TOTAL     MALAYSIA-
                                            COLOMBIA     GUINEA    WORLDWIDE    THAILAND
                                           ----------  ----------  ----------  ----------
DECEMBER  31,  1999:
      Future cash inflows                  $3,152,352  $1,078,275  $4,230,627  $1,649,881
      Future production and
        development costs                     817,065     712,365   1,529,430     703,419
                                           ----------  ----------  ----------  ----------
      Future net cash inflows before
        income taxes                       $2,335,287  $  365,910  $2,701,197  $  946,462
                                           ==========  ==========  ==========  ==========

      Future net cash inflows before
        income taxes discounted at 10%
        per annum                          $1,414,433  $  263,849  $1,678,282  $  266,631
      Future income taxes discounted at
        10% per annum                         391,796      57,589     449,385      15,845
                                           ----------  ----------  ----------  ----------
      Standardized measure of discounted
        future net cash inflows            $1,022,637  $  206,260  $1,228,897  $  250,786
                                           ==========  ==========  ==========  ==========



                                                       EQUITY
                                                      INVESTMENT
                                                       MALAYSIA-
                                           COLOMBIA    THAILAND
                                          ----------  ----------
DECEMBER  31,  1998:
      Future cash inflows                  $1,481,065  $1,555,929
      Future production and
        development costs                     734,025     695,575
                                           ----------  ----------
      Future net cash inflows before
        income taxes                       $  747,040  $  860,354
                                           ==========  ==========

      Future net cash inflows before
        income taxes discounted at 10%
        per annum                          $  415,127  $  253,535
      Future income taxes discounted at
        10% per annum                           3,909       8,917
                                           ----------  ----------
      Standardized measure of discounted
        future net cash inflows            $  411,218  $  244,618
                                           ==========  ==========






                                                        MALAYSIA-    TOTAL
                                            COLOMBIA    THAILAND   WORLDWIDE
                                           ----------  ----------  ----------
 DECEMBER  31,  1997:
      Future cash inflows                  $2,524,291  $4,078,609  $6,602,900
      Future production and
        development costs                   1,142,382   1,883,881   3,026,263
                                           ----------  ----------  ----------
      Future net cash inflows before
        income taxes                       $1,381,909  $2,194,728  $3,576,637
                                           ==========  ==========  ==========

      Future net cash inflows before
        income taxes discounted at 10%
        per annum                          $  852,421  $  427,463  $1,279,884
      Future income taxes discounted at
        10% per annum                         173,785      36,756     210,541
                                           ----------  ----------  ----------
      Standardized measure of discounted
        future net cash inflows            $  678,636  $  390,707  $1,069,343
                                           ==========  ==========  ==========



Changes in the standardized measure of discounted future net cash inflows follow:






                                                             DECEMBER 31,
                                                 -------------------------------------
                                                    1999         1998         1997
                                                 -----------  -----------  -----------
Total worldwide:
  Beginning of year                              $  411,218   $1,069,343   $1,292,195
  Sales, net of production costs                   (179,748)     (87,335)     (94,062)
  Sales of reserves                                     ---      (70,543)         ---
  Equity investment                                     ---     (244,618)         ---
  Revisions of quantity estimates                    (6,546)     (29,321)      75,253
  Net change in prices and production costs       1,105,963     (579,212)    (552,863)
  Extensions, discoveries and improved recovery     206,260        6,516       42,918
  Change in future development costs                (61,728)     (46,633)      (5,936)
  Purchases of reserves                               6,400          ---          ---
  Development and facilities costs incurred          70,828      105,808       53,199
  Accretion of discount                              74,704      120,270      160,406
  Changes in production rates and other             (10,567)     (30,772)      (3,089)
  Net change in income taxes                       (387,887)     197,715      101,322
                                                 -----------  -----------  -----------

  End of year                                    $1,228,897   $  411,218   $1,069,343
                                                 ===========  ===========  ===========





                                                                     SCHEDULE II

                     TRITON ENERGY LIMITED AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                              ADDITIONS
                                              ---------

                            BALANCE AT                 CHARGED TO                 BALANCE
                            BEGINNING    CHARGED TO      OTHER                    AT CLOSE
CLASSIFICATIONS              OF YEAR      EARNINGS      ACCOUNTS    DEDUCTIONS    OF YEAR
-------------------------  -----------  ------------  -----------  ------------  ---------

Year ended Dec. 31, 1997:
   Allowance for doubtful
       receivables         $        76  $       ---   $       ---  $       (35)  $      41
                           ===========  ============  ===========  ============  =========

   Allowance for deferred
       tax asset           $    30,657  $    44,435   $       ---  $       ---   $  75,092
                           ===========  ============  ===========  ============  =========

Year ended Dec. 31, 1998:
   Allowance for doubtful
       receivables         $        41  $       ---   $       ---  $       (41)  $     ---
                           ===========  ============  ===========  ============  =========

   Allowance for deferred
       tax asset           $    75,092  $    18,519   $       ---  $       ---   $  93,611
                           ===========  ============  ===========  ============  =========

Year ended Dec. 31, 1999:
   Allowance for deferred
       tax asset           $    93,611  $   (11,925)  $       ---  $       ---   $  81,686
                           ===========  ============  ===========  ============  =========