Form 10-K/A
period 1999-12-31
TRITON ENERGY LTD
filed 2000-03-15
CIK 1009404

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K/A
                                (AMENDMENT NO. 1)
(Mark  One)
 (    X    )        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED: December 31, 1999

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

     Contract  Terms

     Currently, the Company's commitments under the production-sharing contracts for the contract year ending April 2001 are to drill at least one exploration well, and a second exploration well contingent upon the Company identifying an additional structure it believes is a drillable prospect. The Company can extend the exploration period of each contract for three additional one-year periods if it agrees to certain operational commitments for those periods, including the drilling of at least one exploration well, and a second exploration well contingent upon the Company identifying an additional structure it believes is a drillable prospect. The Company is required to relinquish 30% of each contract's original area by April 2000, and an additional 20% of the remaining contract area by the end of April 2002, provided that the Company will not be required to surrender an area that includes a commercial field or a discovery
that has not then  been  declared  commercial.   The area or areas to be
surrendered is to be designated by the Company, provided that, where possible, each area is of sufficient size and convenient shape to permit petroleum operations.

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



 3.1    Memorandum of Association (previously filed as an exhibit to the Company's
        Registration Statement on Form S-3 (No 333-08005) and incorporated herein by reference)
 3.2    Articles of Association (previously filed as an exhibit to the Company's
        Registration Statement on Form S-3 (No 333-08005) and incorporated herein by reference)
 4.1    Specimen Share Certificate of Ordinary Shares, $.01 par value, of the Company
        (previously filed as an exhibit to the Company's Registration Statement on Form 8-A dated March 25, 1996, and incorporated herein by reference)
 4.2    Rights Agreement dated as of March 25, 1996, between Triton and The Chase
        Manhattan Bank, as Rights Agent, including, as Exhibit A thereto, Resolutions establishing the Junior Preference Shares (previously filed as an exhibit to the
        Company's Registration Statement on Form S-3 (No 333-08005) and incorporated herein by reference)
 4.3    Resolutions Authorizing the Company's 5% Convertible Preference Shares (previously filed as an exhibit to the Company's and Triton Energy Corporation's Registration
        Statement on Form S-4 (No. 333-923) and incorporated herein by reference)
 4.4    Amendment No. 1 to Rights Agreement dated as of August 2, 1996, between Triton
        Energy Limited and The Chase Manhattan Bank, as Rights Agent (previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A (Amendment No. 1)
        dated August 14, 1996, and incorporated herein by reference)
 4.5    Amendment No. 2 to Rights Agreement dated as of August 30, 1998, between Triton
        Energy Limited and The Chase Manhattan Bank, as Rights Agent (previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A (Amendment No.
        2) dated October 2, 1998, and incorporated herein by reference)
 4.6    Unanimous Written Consent of the Board of Directors authorizing a Series of
        Preference Shares (previously filed as an exhibit to the Company's
        Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.)
 4.7    Amendment No. 3 to Rights Agreement dated as of January 5, 1999, between Triton
        Energy Limited and The Chase Manhattan Bank, as Rights Agent (previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A (Amendment No.
        3) dated January 31, 1999, and incorporated herein by reference)
 10.1   Amended and Restated  Retirement Income Plan (previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended
        November 30, 1993, and incorporated by reference) (1)
 10.2   Amendment to the Retirement Income Plan dated August 1, 1998. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
        June 30, 1998, and incorporated herein by reference.) (1)
 10.3   Amendment to Amended and Restated Retirement Income Plan dated
        December 31, 1996 (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference) (1)
 10.4   Amended and Restated Supplemental Executive Retirement Income Plan. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.) (1)
 10.5   1981 Employee Non-Qualified Stock Option Plan. (previously filed as an exhibit to
        Triton Energy Corporation's Annual Report on Form 10-K for the fiscal year ended May
        31, 1992 ,and incorporated herein by reference.) (1)
 10.6   Amendment No. 1 to the 1981 Employee Non-Qualified Stock Option Plan. (previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form 10-K for
        the fiscal year ended May 31, 1989, and incorporated herein by reference.) (1)
 10.7   Amendment No. 2 to the 1981 Employee Non-Qualified Stock Option Plan. (previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form 10-K for the
        fiscal year ended May 31, 1992, and incorporated herein by reference.) (1)
 10.8   Amendment No. 3 to the 1981 Employee Non-Qualified Stock Option Plan. (previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form 10-Q for
        the quarter ended November 30, 1993, and incorporated by reference.) (1)
 10.9   1985 Stock Option Plan. (previously filed as an exhibit to Triton Energy Corporation's
        Annual Report on Form 10-K for the fiscal year ended May 31, 1990, and incorporated herein by reference.) (1)
10.10   Amendment No. 1 to the 1985 Stock Option Plan. (previously filed as an exhibit to
        Triton Energy Corporation's Annual Report on Form 10-K for the fiscal year ended
        May 31, 1992, and incorporated herein by reference)
10.11   Amendment No. 2 to the 1985 Stock Option Plan. (previously filed as an exhibit to
        Triton Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended
        November 30, 1993, and incorporated by reference.) (1)
10.12   Amended and Restated 1986 Convertible Debenture Plan. (previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended
        November 30, 1993, and incorporated herein by reference.) (1)
10.13   1988 Stock Appreciation Rights Plan. (previously filed as an exhibit to Triton Energy
        Corporation's Annual Report on Form 10-K for the fiscal year ended May 31, 1993, and incorporated by reference herein.) (1)
10.14   1989 Stock Option Plan. (previously filed as an exhibit to Triton Energy Corporation's
        Quarterly Report on Form 10-Q for the quarter ended November 30, 1988, and incorporated herein by reference.) (1)
10.15   Amendment No. 1 to 1989 Stock Option Plan. (previously filed as an exhibit to
        Triton Energy Corporation's Annual Report on Form 10-K for the fiscal year ended
        May 31, 1992, and incorporated herein by reference.) (1)
10.16   Amendment No. 2 to 1989 Stock Option Plan. (previously filed as an exhibit to
        Triton Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended
        November 30, 1993, and incorporated herein by reference.) (1)
10.17   Second Amended and Restated 1992 Stock Option Plan.(previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March
        31, 1996, and incorporated herein by reference.) (1)
10.18   Form of Amended and Restated Employment Agreement with Triton Energy Limited and certain officers, including Messrs. Dunlevy, Garrett and Maxted (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended
        December 31, 1997, and incorporated herein by reference.) (1)
10.19   Amended and Restated Employment Agreement among Triton Energy Limited, Triton
        Exploration Services, Inc. and Robert B. Holland, III. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
        September 30, 1998, and incorporated herein by reference.) (1)
10.20   Form of Amended and Restated Employment Agreement among Triton Energy Limited,
        Triton Exploration Services, Inc. and each of Peter Rugg and Al E. Turner. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.) (1)
10.21   Letter Agreement among Triton Energy Limited, Triton Exploration Services,  Inc.
        and Robert B. Holland, III dated December 17, 1998. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.) (1)
10.22   Letter Agreement among Triton Energy Limited, Triton Exploration Services,  Inc.
        and Peter Rugg dated December 10, 1998. (previously filed as an exhibit to the
        Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.) (1)
10.23   Form of Bonus Agreement between Triton Exploration Services,  Inc. and each of
        Al E. Turner, Robert B. Holland, III, and Peter Rugg dated July 15, 1998. (previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31,
        1998 and incorporated herein by reference.) (1)
10.24   Amended and Restated 1985 Restricted Stock Plan. (previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended
        November 30, 1993, and incorporated herein by reference.) (1)
10.25   First Amendment to Amended and Restated 1985 Restricted Stock Plan. (previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form 10-K for the
        fiscal year ended December 31, 1995, and incorporated herein by reference.) (1)
10.26   Second Amendment to Amended and Restated 1985 Restricted Stock Plan. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and incorporated herein by reference.) (1)
10.27   Executive Life Insurance Plan. (previously filed as an exhibit to Triton Energy
        Corporation's Annual Report on Form 10-K for the fiscal year ended May 31, 1991, and incorporated herein by reference.) (1)
10.28   Long Term Disability Income Plan. (previously filed as an exhibit to Triton Energy
        Corporation's Annual Report on Form 10-K for the fiscal year ended May 31, 1991, and incorporated herein by reference.) (1)
10.29   Amended and Restated Retirement Plan for Directors. (previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form 10-K for the fiscal year ended
        May 31, 1990, and incorporated herein by reference.) (1)
10.30   Contract for Exploration and Exploitation for Santiago de Atalayas I with an effective date of July 1, 1982, between Triton Colombia, Inc., and Empresa Colombiana
        De Petroleos. (previously filed as an exhibit to Triton Energy Corporation's Annual
        Report on Form 10-K for the fiscal year ended May 31, 1990, and incorporated herein by reference.)
10.31   Contract for Exploration and Exploitation for Tauramena with an effective date of July
        4, 1988, between Triton Colombia, Inc., and Empresa Colombiana De Petroleos.
        (previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
        10-K for the fiscal year ended May 31, 1990, and incorporated herein by reference.)
10.32   Summary of Assignment legalized by Public Instrument No. 1255 dated September 15,
        1987 (Assignment is in Spanish language). (previously filed as an exhibit to Triton
        Energy Corporation's Annual Report on Form 10-K for the fiscal year ended May 31,
        1993, and incorporated herein by reference.)
10.33   Summary of Assignment legalized by Public Instrument No. 1602 dated June 11, 1990
        (Assignment is in Spanish language). (previously filed as an exhibit to Triton
        Energy Corporation's Annual Report on Form 10-K for the fiscal year ended May 31,
        1993, and incorporated herein by reference.)
10.34   Summary of Assignment legalized by Public Instrument No. 2586 dated September 9,
        1992 (Assignment is in Spanish language). (previously filed as an exhibit to Triton
        Energy Corporation's Annual Report on Form 10-K for the fiscal year ended May 31,
        1993, and incorporated herein by reference.)
10.35   401(K) Savings Plan. (previously filed as an exhibit to Triton Energy Corporation's
        Quarterly Report on Form 10-Q for the quarter ended November 30, 1993, and incorporated herein by reference.) (1)
10.36   Amendment to the 401(k) Savings Plan dated August 1, 1998. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
        1998, and incorporated herein by reference.) (1)
10.37   Amendment to 401(k) Savings Plan dated December 31, 1996. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March
        31, 1998, and incorporated herein by reference.) (1)
10.38   Contract between Malaysia-Thailand Joint Authority and Petronas Carigali
        SDN.BHD. and Triton Oil Company of Thailand relating to Exploration and Production of  Petroleum for Malaysia-Thailand Joint Development Area Block A-18. (previously filed as an exhibit to Triton Energy Corporation's Current Report on Form 8-K dated
        April 21, 1994, and incorporated herein by reference.)
10.39   Triton Crude Purchase Agreement between Triton Colombia, Inc. and Oil Co., LTD.
        dated May 25, 1995. (previously filed as an exhibit to Triton Energy Corporation's
        Current Report on Form 8-K dated May 26, 1995, and incorporated herein by reference.)
10.40   Credit Agreement among Triton Colombia, Inc., Triton Energy Corporation,
        NationsBank, N.A. (Carolinas) and Export-Import Bank of the United States
        (previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
        10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.)
10.41   Amendment No. 1 to Credit Agreement among Triton Colombia, Inc., Triton Energy
        Corporation, NationsBank, N.A. (Carolinas) and Export-Import Bank of the United
        States. (previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.)
10.42   Amendment No. 2 to Credit Agreement among Triton Colombia, Inc., Triton Energy
        Corporation, NationsBank, N.A. (Carolinas) and Export-Import Bank of the United
        States. (previously filed as an exhibit to the Company's Quarterly Report on Form
        10-Q for the quarter ended March 31, 1996, and incorporated herein by reference)
10.43   Amendment No. 3 to Credit Agreement among Triton Colombia, Inc., Triton Energy
        Corporation, NationsBank, N.A. (Carolinas) and Export-Import Bank of the United
        States. (previously filed as an exhibit to the Company's Quarterly Report on Form
        10-Q for the quarter ended March 31, 1998, and incorporated herein by reference)
10.44   Form of Indemnity Agreement entered into with each director and officer of the
        Company. (previously filed as an exhibit to the Company's Quarterly Report on Form
        10-Q for the quarter ended September 30, 1998, and incorporated herein by reference)
10.45   Description of Performance Goals for Executive Bonus Compensation. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference) (1)
10.46   Stock Purchase Agreement dated September 2, 1997, between The Strategic
        Transaction Company and Triton International Petroleum, Inc. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended
        December 31, 1997, and incorporated herein by reference)
10.47   Fourth Amendment to Stock Purchase Agreement dated February 2, 1998, between
        The Strategic Transaction Company and Triton International Petroleum, Inc. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference)
10.48   Amended and Restated 1997 Share Compensation Plan. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended
        December 31, 1998, and incorporated herein by reference) (1)
10.49   First Amendment to Amended and Restated Retirement Plan for Directors. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference) (1)
10.50   First Amendment to Second Amended and Restated 1992 Stock Option Plan. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference) (1)
10.51   Second Amendment to Second Amended and Restated 1992 Stock Option Plan.
        (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference) (1)
10.52   Amended and Restated Indenture dated July 25, 1997, between Triton Energy
        Limited and The Chase Manhattan Bank. (previously filed as an exhibit to the
        Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference)
10.53   Amended and Restated First Supplemental Indenture dated July 25, 1997, between Triton Energy Limited and The Chase Manhattan Bank relating to the 8 3/4% Senior Notes due 2002. (previously filed as an exhibit to the
        Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference)
10.54   Amended and Restated Second Supplemental Indenture dated July 25, 1997, between Triton Energy Limited and The Chase Manhattan Bank relating to the 9 1/4% Senior Notes due 2005. (previously filed as an exhibit to the
        Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference)
10.55   Share Purchase Agreement dated July 17, 1998, among Triton Energy Limited, Triton
        Asia Holdings, Inc., Atlantic Richfield Company and ARCO JDA Limited.
        (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
        quarter ended June 30, 1998, and incorporated herein by reference)
10.56   Shareholders Agreement dated August 3, 1998, among Triton Energy Limited, Triton
        Asia Holdings, Inc., Atlantic Richfield Company, and ARCO JDA Limited.
        (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
        quarter ended June 30, 1998, and incorporated herein by reference)
10.57   Stock Purchase Agreement dated as of August 31, 1998, between Triton Energy
        Limited and HM4 Triton, L.P. (previously filed as an exhibit to the Company's
        Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference)
10.58   Shareholders Agreement dated as of September 30, 1998, between Triton Energy
        Limited and HM4 Triton, L.P. (previously filed as an exhibit to the Company's
        Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference)
10.59   Financial Advisory Agreement dated as of September 30, 1998, between Triton Energy
        Limited and Hicks, Muse & Co. Partners, L.P. (previously filed as an exhibit to the
        Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference)
10.60   Monitoring and Oversight Agreement dated as of September 30, 1998, between Triton
        Energy Limited and Hicks, Muse & Co. Partners, L.P. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
        1998, and incorporated herein by reference)
10.61   Severance Agreement dated as of July 15, 1998, between Thomas G. Finck and Triton
        Energy Limited. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference) (1)
10.62   Severance Agreement dated April 9, 1999, made and entered into by and among Triton
        Energy Limited, Triton Exploration Services, Inc. and Peter Rugg. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
        March 31, 1999, and incorporated herein by reference) (1)
10.63   Consulting and Non-Compete Agreement dated April 9, 1999, made and entered into by and between Triton Exploration Services, Inc. and Peter Rugg. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
        March 31, 1999, and incorporated herein by reference) (1)
10.64   Third Amendment to Amended and Restated 1985 Restricted Stock Plan (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference) (1)
10.65   Amendment to Triton Exploration Services, Inc. Retirement Income Plan. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference) (1)
10.66   Amendment to the Triton Exploration Services, Inc. Supplemental Executive
        Retirement Plan. (previously filed as an exhibit to the Company's Quarterly Report on
        Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference) (1)
10.67   Third Amendment to the Second Amended and Restated 1992 Stock Option Plan
        (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
        quarter ended June 30, 1999, and incorporated herein by reference) (1)
10.68   First Amendment to the Amended and Restated 1997 Share Compensation Plan
        (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
        quarter ended June 30, 1999, and incorporated herein by reference) (1)
10.69   Amendment dated May 11, 1999, to Amended and Restated Employment Agreement
        dated July 15, 1998 among Triton Exploration Services, Inc., Triton Energy Limited
        and A.E. Turner, III.(previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference) (1)
10.70   Form of Amendment dated May 11, 1999, to Employment Agreement among Triton Exploration Services, Inc., Triton Energy Limited and certain officers, including Messrs. Dunlevy, Garrett and Maxted (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference) (1)
10.71   Second Amendment to Retirement Plan for Directors. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference) (1)
10.72   Amendment to Triton Exploration Services, Inc. 401 (k) Savings Plan. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
        June 30, 1999, and incorporated herein by reference) (1)
10.73   Amendment No. 1 to Shareholders Agreement between Triton Energy Limited and HM4 Triton, L.P. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference) (1)
10.74   Amendment No. 4 to the 1981 Employee Nonqualified Stock Option Plan. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference) (1)
10.75   Amendment No. 3 to the 1985 Stock Option Plan. (previously filed as an exhibit to the
        Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference) (1)
10.76   Amendment No. 3 to the 1989 Stock Option Plan. (previously filed as an exhibit to the
        Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference) (1)
10.77   Supplemental Letter Agreement dated October 28, 1999, among Triton Energy
        Limited, Triton Asia Holdings, Inc., Atlantic Richfield Company, and ARCO JDA
        Limited (previously filed as an exhibit to the Company's Quarterly Report on Form
        10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)
10.78   Gas Sales Agreement dated October 30, 1999 among the Malaysia-Thailand Joint
        Authority, and Petronas Carigali (JDA) Sdn Bhd, Triton Oil Company of Thailand,
        Triton Oil Company of Thailand (JDA) Limited, as Sellers, and with Petroleum
        Authority of Thailand and Petroliam Nasional Berhad, as Buyers. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
        September 30, 1999, and incorporated herein by reference)
10.79*  Form of Stock Option Agreement between Triton Energy Limited and its non-employee directors. (1)
10.80*  Form of Stock Option Agreement between Triton Energy Limited and its employees, including its executive officers. (1)
10.81*  Amendment to Stock Options dated as of January 3, 2000, between Triton Energy Limited and A.E. Turner. (1)
10.82*  Form of Amendment to Stock Options dated as of January 3, 2000, between Triton
        Energy Limited and its non-employee directors. (1)
10.83*  Production Sharing Contract between the Republic of Equatorial Guinea and Triton Equatorial Guinea, Inc. for Block F.
10.84*  Production Sharing Contract between the Republic of Equatorial Guinea and Triton
        Equatorial Guinea, Inc. for Block G.
10.85*  Supplementary Contract (No. 1) to the Production Sharing Contract for Block A-18
        dated 21 April 1994 between Malaysia-Thailand Joint Authority and Petronas
        Carigali (JDA) SDN.BHD., Triton Oil Company of Thailand and Triton Oil Company
        of Thailand (JDA) Limited.
10.86*  Supplementary Contract (No. 2) to the Production Sharing Contract for Block A-18
        dated 21 April 1994 between Malaysia-Thailand Joint Authority and Petronas Carigali
        (JDA) SDN.BHD., Triton Oil Company of Thailand and Triton Oil Company of
        Thailand (JDA) Limited.
10.87*  Credit Agreement dated as of February 29, 2000, among Triton Energy Limited, the Lenders party thereto and The Chase Manhattan bank, as Administrative Agent
 12.1*  Computation of Ratio of Earnings to Fixed Charges.
 12.2*  Computation of Ratio of Earnings to Combined Fixed Charges and Preference
        Dividends.
 21.1*  Subsidiaries of the Company.
 23.1*  Consent of PricewaterhouseCoopers LLP.
 23.2*  Consent of DeGolyer and MacNaughton.
 23.3*  Consent of Netherland, Sewell & Associates, Inc.
 24.1*  The power of attorney of officers and directors of the Company
 27.1*  Financial Data Schedule.
 99.1   Rio Chitamena Association Contract. (previously filed as an exhibit to Triton Energy
        Corporation's Current Report on Form 8-K/A dated July 15, 1994, and incorporated herein by reference)
 99.2   Rio Chitamena Purchase and Sale Agreement. (previously filed as an exhibit to Triton
        Energy Corporation's Current Report on Form 8-K/A dated July 15, 1994, and incorporated herein by reference)
 99.3   Integral Plan - Cusiana Oil Structure. (previously filed as an exhibit to Triton Energy
        Corporation's Current Report on Form 8-K/A dated July 15, 1994, and incorporated herein by reference)
 99.4   Letter Agreements with co-investor in Colombia. (previously filed as an exhibit to
        Triton Energy Corporation's Current Report on Form 8-K/A dated July 15, 1994, and incorporated herein by reference)
 99.5   Amended and Restated Oleoducto Central S.A. Agreement dated as of March 31,
        1995. (previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference)

-------------------------
*  Previously filed  herewith.



     (1) Management contract or compensatory plan or arrangement.


(b)          Reports on Form 8-K.

             None

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed by the undersigned thereunto duly authorized on the 14th day of March, 2000.

                                       TRITON  ENERGY  LIMITED




                                       By:/s/  James C. Musselman
                                          -------------------------------------
                                          James C. Musselman
                                          President and Chief Executive Officer




     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of March, 2000.

          Signatures                               Title
          ----------                               -----



/s/W. Greg Dunlevy                         Vice President
-----------------------
W. Greg Dunlevy                            (Principal Financial Officer)





/s/Kevin B. Wilcox                         Controller
----------------------
Kevin B. Wilcox



          *                         Chairman of the Board
----------------------
   Thomas O. Hicks



          *                        President and Chief Executive Officer
----------------------                     (Principal Executive Officer)
James C. Musselman



          *                                Director
----------------------
Sheldon R. Erikson




          *                                Director
----------------------
Jack D. Furst



          *                                Director
----------------------
Fitzgerald Hudson



          *                                Director
----------------------
John R. Huff



          *                                Director
----------------------
Michael E. McMahon


          *                                Director
----------------------
C. Lamar Norsworthy


          *                                Director
----------------------
C. Richard Vermillion


          *                                Director
----------------------
   J. Otis Winters


*By /s/ W. Greg Dunlevy
    --------------------------
        W. Greg Dunlevy, Attorney-in-Fact







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