Form 10-K/A
period 1999-12-31
TRITON ENERGY LTD
filed 2000-03-16
CIK 1009404

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K/A
                                (AMENDMENT NO. 2)
(Mark  One)
 (    X    )        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED: December 31, 1999

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


(b)          Reports on Form 8-K.

             None

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to Annual Report on Form 10-K to be signed by the undersigned thereunto duly authorized on the 15th day of March, 2000.

                                       TRITON  ENERGY  LIMITED




                                       By:/s/W. Greg Dunlevy
                                          -------------------------------------
                                          W. Greg Dunlevy
                                          Vice President, Finance




     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 to Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 15th day of March, 2000.

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





                                                                                EQUITY
                                                                              INVESTMENT
                                                       EQUATORIAL    TOTAL     MALAYSIA-
                                            COLOMBIA     GUINEA    WORLDWIDE    THAILAND
                                           ----------  ----------  ----------  ----------
DECEMBER  31,  1999:
      Future cash inflows                  $3,152,352  $  765,275  $3,917,627  $1,649,881
      Future production and
        development costs                     817,065     399,365   1,216,430     703,419
                                           ----------  ----------  ----------  ----------
      Future net cash inflows before
        income taxes                       $2,335,287  $  365,910  $2,701,197  $  946,462
                                           ==========  ==========  ==========  ==========

      Future net cash inflows before
        income taxes discounted at 10%
        per annum                          $1,414,433  $  263,849  $1,678,282  $  266,631
      Future income taxes discounted at
        10% per annum                         391,796      57,589     449,385      15,845
                                           ----------  ----------  ----------  ----------
      Standardized measure of discounted
        future net cash inflows            $1,022,637  $  206,260  $1,228,897  $  250,786
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