Form 10-Q
period 2000-03-31
TRITON ENERGY LTD
filed 2000-05-12
CIK 1009404

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH  31, 2000

                                       OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the transition period from ____________  to  ____________


                       COMMISSION FILE NUMBER:  1-11675


                              TRITON ENERGY LIMITED
              (Exact name of registrant as specified in its charter)


    CAYMAN ISLANDS                            NONE
-----------------------                 -------------------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                  Number of Shares
 Title of Each Class                        Outstanding at April 30, 2000
Ordinary Shares, par value $0.01 per share           36,157,126
                                            -----------------------------



                     TRITON ENERGY LIMITED AND SUBSIDIARIES
                                      INDEX




PART I.                        FINANCIAL INFORMATION                       PAGE NO.
                                                                           --------
Item 1.   Financial Statements
          Condensed Consolidated Statements of Operations -
            Three months ended March 31, 2000 and 1999                            2
          Condensed Consolidated Balance Sheets -
            March 31, 2000 and December 31, 1999                                  3
          Condensed Consolidated Statements of Cash Flows -
            Three months ended March 31, 2000 and 1999                            4
          Condensed Consolidated Statement of Shareholders' Equity -
            Three months ended March 31, 2000                                     5
          Notes to Condensed Consolidated Financial Statements                    6
Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                19
Item 3.   Quantitative and Qualitative Disclosures about Market Risk             24

PART II.  OTHER INFORMATION

Item 3.   Legal Proceedings                                                      26
Item 6.   Exhibits and Reports on Form 8-K                                       28





                           PART I. FINANCIAL INFORMATION
                            ITEM 1. FINANCIAL STATEMENTS
                       TRITON ENERGY LIMITED AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)










                                                      THREE MONTHS ENDED MARCH 31,
                                                      ----------------------------
                                                        2000                1999
                                                      --------            --------

Oil and gas sales                                     $74,505             $49,170

Costs and expenses:
  Operating                                            15,831              18,976
  General and administrative                            4,575               4,935
  Depreciation, depletion and amortization             14,009              15,371
  Special charges                                         ---               1,220
                                                      --------            --------

                                                       34,415              40,502
                                                      --------            --------

        Operating income                               40,090               8,668

Interest income                                         2,777               2,578
Interest expense, net                                  (4,750)             (5,983)
Other income (expense), net                            (1,042)                923
                                                      --------            --------

                                                       (3,015)             (2,482)
                                                      --------            --------

        Earnings before income taxes                   37,075               6,186
Income tax expense                                     10,551               4,299
                                                      --------            --------

        Net earnings                                   26,524               1,887
Dividends on preference shares                            163                 180
                                                      --------            --------

        Earnings applicable to ordinary shares        $26,361             $ 1,707
                                                      ========            ========

Average ordinary shares outstanding                    35,895              36,663
                                                      ========            ========

Basic earnings per ordinary share                     $  0.73             $  0.05
                                                      ========            ========

Diluted earnings per ordinary share                   $  0.45             $  0.03
                                                      ========            ========














     See accompanying Notes to Condensed Consolidated Financial Statements.




                     TRITON ENERGY LIMITED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)







                             ASSETS                                MARCH 31,                 DECEMBER 31,
                                                                     2000                      1999
                                                                 -----------                ----------
Current assets:
  Cash and equivalents                                           $  200,933                 $ 186,323
  Trade receivables, net                                             20,494                    17,246
  Other receivables                                                  33,540                    23,814
  Deferred income taxes                                              14,410                    20,090
  Inventories, prepaid expenses and other                             5,273                     7,806
                                                                 -----------                ----------

        Total current assets                                        274,650                   255,279
Property and equipment, at cost, less accumulated depreciation
   and depletion of $449,972 for 2000 and $436,103 for 1999         546,207                   524,152
Investment in affiliate                                              95,635                    93,188
Deferred taxes and other assets                                     103,296                   101,856
                                                                 -----------                ----------

                                                                 $1,019,788                 $ 974,475
                                                                 ===========                ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                           $    9,110                 $   9,027
  Accounts payable and accrued liabilities                           93,919                    62,576
  Deferred income and other                                           7,736                    22,347
                                                                 -----------                ----------

        Total current liabilities                                   110,765                    93,950

Long-term debt, excluding current maturities                        400,039                   404,460
Deferred income taxes                                                 7,651                     6,677
Other liabilities                                                     6,464                     6,336

Shareholders' equity:
  5% preference shares, stated value $34.41                           6,441                     7,214
  8% preference shares, stated value $70.00                         363,112                   363,555
  Ordinary shares, par value $0.01                                      361                       358
  Additional paid-in capital                                        538,410                   531,904
  Accumulated deficit                                              (411,004)                 (437,528)
  Accumulated other non-owner changes in shareholders' equity        (2,451)                   (2,451)
                                                                 -----------                ----------

        Total shareholders' equity                                  494,869                   463,052
Commitments and contingencies (note 5)                                  ---                       ---
                                                                 -----------                ----------

                                                                 $1,019,788                 $ 974,475
                                                                 ===========                ==========









  The Company uses the full cost method to account for its oil and gas producing activities.
     See accompanying Notes to Condensed Consolidated Financial Statements.



                     TRITON ENERGY LIMITED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)








                                                                           THREE MONTHS ENDED MARCH 31,
                                                                           ----------------------------
                                                                              2000              1999
                                                                           ---------          ---------
Cash flows from operating activities:
  Net earnings                                                             $  26,524           $  1,887
  Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation, depletion and amortization                                14,009             15,371
      Amortization of deferred income                                         (8,814)            (8,814)
      Deferred income taxes and other                                          5,725              5,176
      Changes in working capital pertaining to operating activities            2,819                426
                                                                           ---------          ---------

          Net cash provided by operating activities                           40,263             14,046
                                                                           ---------          ---------

Cash flows from investing activities:
  Capital expenditures and investments                                       (25,252)           (28,968)
  Other                                                                          661              1,066
                                                                           ---------          ---------

          Net cash used by investing activities                              (24,591)           (27,902)
                                                                           ---------          ---------

Cash flows from financing activities:
  Payments on revolving lines of credit and long-term debt                    (4,513)           (14,514)
  Issuance of 8% preference shares, net                                         ---             217,805
  Issuances of ordinary shares                                                 5,456                132
  Dividends paid on preference shares                                           (163)            (2,873)
  Other                                                                       (1,685)               ---
                                                                            ---------         ---------

          Net cash provided (used) by financing activities                      (905)           200,550
                                                                            ---------         ---------

Effect of exchange rate changes on cash and equivalents                         (157)                65
                                                                            ---------         ---------
Net increase in cash and equivalents                                          14,610            186,759
Cash and equivalents at beginning of period                                  186,323             19,122
                                                                            ---------         ---------

Cash and equivalents at end of period                                       $200,933          $ 205,881
                                                                            =========         =========
















   See accompanying Notes to Condensed Consolidated Financial Statements.





                         TRITON ENERGY LIMITED AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (IN THOUSANDS)
                                   (UNAUDITED)







                                                     THREE MONTHS ENDED
                                                         MARCH 31,
                                                     ------------------
OWNER SOURCES OF SHAREHOLDERS' EQUITY:
5% PREFERENCE SHARES:
  Balance at December 31, 1999                           $   7,214
  Conversion of 5% preference shares                          (773)
                                                         ----------

  Balance at March 31, 2000                                  6,441
                                                         ----------

8% PREFERENCE SHARES:
  Balance at December 31, 1999                             363,555
  Conversion of 8% preference shares                          (443)
                                                         ----------

  Balance at March 31, 2000                                363,112
                                                         ----------

ORDINARY SHARES:
  Balance at December 31, 1999                                 358
  Issuance of shares                                             3
                                                         ----------

  Balance at March 31, 2000                                    361
                                                         ----------

ADDITIONAL PAID-IN CAPITAL:
  Balance at December 31, 1999                             531,904
  Issuances under stock plans                                5,454
  Conversion of preference shares                            1,215
  Cash dividends                                              (163)
                                                         ----------

  Balance at March 31, 2000                                538,410
                                                         ----------

TOTAL OWNER SOURCES OF SHAREHOLDERS' EQUITY                908,324
                                                         ----------

NON-OWNER SOURCES OF SHAREHOLDERS' EQUITY:
ACCUMULATED DEFICIT:
  Balance at December 31, 1999                            (437,528)
  Net earnings                                              26,524
                                                         ----------

  Balance at March 31, 2000                               (411,004)
                                                         ----------

ACCUMULATED OTHER NON-OWNER CHANGES IN SHAREHOLDERS'
 EQUITY:
  Balance at December 31, 1999                              (2,451)
  Other non-owner changes in shareholders' equity              ---
                                                         ----------

  Balance at March 31, 2000                                 (2,451)
                                                         ----------

    TOTAL NON-OWNER SOURCES OF SHAREHOLDERS' EQUITY       (413,455)
                                                         ----------

TOTAL SHAREHOLDERS' EQUITY AT MARCH 31, 2000             $ 494,869
                                                         ==========








   See accompanying Notes to Condensed Consolidated Financial Statements.


                               TRITON ENERGY LIMITED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (AMOUNTS IN TABLES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

1.  GENERAL

Triton Energy Limited ("Triton") is an international oil and gas exploration and production company. The term "Company" in this report means Triton and its subsidiaries and other affiliates through which the Company conducts its business. The Company's principal properties, operations, and oil and gas reserves are located in Colombia, offshore Malaysia-Thailand and offshore Equatorial Guinea. The Company is exploring for oil and gas in these areas, as well as in southern Europe, Africa, and the Middle East. All sales currently are derived from oil and gas production in Colombia.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments of a normal recurring nature necessary to present fairly the Company's financial position as of March 31, 2000, and the results of its operations for the three months ended March 31, 2000 and 1999, its cash flows for the three months ended March 31, 2000 and 1999, and shareholders' equity for the three months ended March 31, 2000. The results for the three months ended March 31, 2000, are not necessarily indicative of the final results to be expected for the full year.

The condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements, which are included as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Certain other previously reported financial information has been reclassified to conform to the current period's presentation.

2.  LONG-TERM  DEBT

In February 2000, the Company entered into an unsecured two-year revolving credit facility with a group of banks. The credit facility, which matures in February 2002, gives the Company the right to borrow from time to time up to the amount of the borrowing base determined by the banks, not to exceed $150 million. At March 31, 2000, the borrowing base was $150 million. Borrowings bear interest at various spreads ranging from 1.5% to 3% over the prime rate or adjusted London Interbank Offer Rate (LIBOR). The credit facility contains various restrictive covenants, including covenants that require the Company to maintain a ratio of earnings before interest, depreciation, depletion, amortization and income taxes to net interest expense of at least 2.5 to 1 on a trailing four quarters basis. The restrictive covenants also prohibit the Company from permitting net debt to exceed the product of 3.75 times the Company's earnings before interest, depreciation, depletion, amortization and income taxes on a trailing four quarters basis. As of March 31, 2000, the Company had not made a borrowing under the facility.

3.  ACCOUNTS  PAYABLE  AND  ACCRUED  LIABILITIES

Accounts  payable  and  accrued  liabilities  are  summarized  as  follows:



                                            MARCH 31,  DECEMBER 31,
                                             2000         1999
                                            -------     -------
Accrued exploration and development         $24,426     $ 9,762
Accrued interest payable                     16,718       7,864
Colombian income taxes                       16,684      14,471
Equity swap                                  11,998       8,435
Taxes other than income                       8,045       7,713
Payable from financial market transactions    5,801       4,647
Litigation and environmental matters          3,845       3,872
Accounts payable, principally trade           2,297       1,242
Other                                         4,105       4,570
                                            -------     -------

                                            $93,919     $62,576
                                            =======     =======


4.  EARNINGS  PER  ORDINARY  SHARE


The following table reconciles the numerators and denominators of the basic and diluted earnings per ordinary share computation for earnings from continuing operations for the three months ended March 31, 2000 and 1999.



                                               INCOME                  SHARES              PER-SHARE
                                             (NUMERATOR)            (DENOMINATOR)           AMOUNT
                                             -----------            -------------          ---------
THREE MONTHS ENDED MARCH 31, 2000:
Net earnings                                 $   26,524
Less: 5% preference share dividends                (163)
                                             -----------

Earnings available to ordinary shareholders      26,361
   Basic earnings per ordinary share                                      35,895           $  0.73
                                                                                           =========
Effect of dilutive securities:
   8% preference shares                                                   20,762
   Stock options                                                           1,819
                                             -----------            -------------
Earnings available to ordinary shareholders
      and assumed conversions                $   26,361
                                             ===========
   Diluted earnings per ordinary share                                    58,476           $   0.45
                                                                    =============          =========


                                               INCOME                  SHARES              PER-SHARE
                                             (NUMERATOR)            (DENOMINATOR)           AMOUNT
                                             -----------            -------------          ---------

THREE MONTHS ENDED MARCH 31, 1999:
Net earnings                                 $    1,887
Less: 5% preference share dividends                (180)
                                             -----------

Earnings available to ordinary shareholders       1,707
  Basic earnings per ordinary share                                       36,663           $   0.05
                                                                                           =========
Effect of dilutive securities:
  8% preference shares                                                    19,576
                                             -----------            -------------
Earnings available to ordinary shareholders
     and assumed conversions                 $    1,707
                                             ===========
  Diluted earnings per ordinary share                                     56,239           $   0.03
                                                                    =============          =========


5.  COMMITMENTS  AND  CONTINGENCIES


For internal planning purposes, the Company's revised capital spending program for the year ending December 31, 2000, is approximately $213 million, excluding capitalized interest and acquisitions. The $213 million comprises approximately $144 million for exploration and development activities in Equatorial Guinea, $58 million for the Cusiana and Cupiagua fields in Colombia and $11 million for the Company's exploration activities in other parts of the world.

During the normal course of business, the Company is subject to the terms of various operating agreements and capital commitments associated with the exploration and development of its oil and gas properties. Management believes that such commitments, including the capital requirements in Colombia, Equatorial Guinea and other parts of the world discussed above, will be met without any material adverse effect on the Company's operations or consolidated financial condition. See Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations - Liquidity and Capital Requirements.

GUARANTEES

At March 31, 2000, the Company guaranteed the performance of a total of $12.5 million in future exploration expenditures to be incurred through September 2001 in various countries. A total of approximately $6 million of the exploration expentitures are included in the 2000 capital spending program related to a commitment for two onshore exploratory wells in Greece. These commitments are backed primarily by unsecured letters of credit.


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

On September 29, 1999, the court granted the plaintiffs' motion for appointment as lead plaintiffs and for approval of selection of lead counsel. In addition, the court denied the Company's motion to dismiss or transfer for improper venue. On October 14, 1999 the Company filed a motion to dismiss the lawsuits for failure to state a claim. A hearing on the Company's motion to dismiss is scheduled for June 2000.

The Company believes its disclosures have been accurate and intends to vigorously defend these actions. There can be no assurance that the litigation will be resolved in the Company's favor. An adverse result could have a material adverse effect on the Company's financial position or results of operations.

In November 1999, a lawsuit was filed against the Company, one of its subsidiaries and Thomas G. Finck, Peter Rugg and Robert B. Holland, III, in their capacities as officers of the Company, in the District Court of the State of Texas for Dallas County. The lawsuit is styled Aaron Sherman, et al. vs. Triton Energy Corporation et al. and seeks compensatory and punitive damages and interest. Following the Court's order to replead, the plaintiffs amended their petition, which currently alleges as causes of action fraud, negligent misrepresentation and violations of the Texas Securities fraud statutes in connection with disclosures concerning the prospective sale by the Company of all or a substantial part of its assets announced in March 1998. The Court has dismissed all claims of certain plaintiffs and some claims of the remaining plaintiffs for their failure to plead causes of action cognizable in law. The Court has ordered the remaining plantiffs to replead their claims relating to their alleged purchases of stock and has stayed discovery pending its further orders.

On August 22, 1997, the Company was sued in the Superior Court of the State of California for the County of Los Angeles, by David A. Hite, Nordell International Resources Ltd., and International Veronex Resources, Ltd. Prior to this litigation, the Company and the plaintiffs were adversaries in a 1990 arbitration proceeding in which the interest of Nordell International Resources Ltd. in the Enim oil field in Indonesia was awarded to the Company (subject to a 5% net profits interest for Nordell) and Nordell was ordered to pay the Company nearly $1 million. The arbitration award was followed by a series of legal actions by the parties in which the validity of the award and its enforcement were at issue. As a result of these proceedings, the award was ultimately upheld and enforced.

The current suit alleges that the plaintiffs were damaged in amounts aggregating $13 million primarily because of the Company's prosecution of various claims against the plaintiffs as well as alleged misrepresentations, infliction of emotional distress, and improper accounting practices. The suit seeks specific performance of the arbitration award, damages for alleged fraud and misrepresentation in accounting for Enim field operating results, an accounting for Nordell's 5% net profit interest, and damages for emotional distress and various other alleged torts. The suit sought interest, punitive damages and attorneys fees in addition to the alleged actual damages. On September 26, 1997, the Company removed the action to the United States District Court for the Central District of California. On August 31, 1998, the district court dismissed all claims asserted by the plaintiffs other than claims for malicious prosecution and abuse of the legal process, which the court held could not be subject to a motion to dismiss. The abuse of process claim was later withdrawn, and the damages sought were reduced to approximately $700,000 (not including punitive damages). The lawsuit was tried and the jury found in favor of the plaintiffs and assessed compensatory damages against the Company in the amount of approximately $700,000 and punitive damages in the amount of approximately $11 million. The Company believes it has acted appropriately and has appealed the verdict. Enforcement of the judgment has been stayed without a bond pending the outcome of the appeal.

In April 2000, a lawsuit was filed in the High Court of Malaya at Kuala Lumpur against Carigali-Triton Operating Company Sdn. Bhd. ("CTOC"), the
Malaysia-Thailand Joint Authority and Technip Geoproduction (M) Sdn. Bhd. ("Technip") by Pertiwi Ulung Sdn. Bhd. ("Pertiwi"). CTOC is the operating company owned by Petronas Carigali (JDA) Sdn. Bhd., a subsidiary of the Malaysian national oil company, the Company and BP to operate their interest in Block A-18 of the Malaysia-Thailand Joint Development Area in the Gulf of Thailand. The lawsuit relates to the award by CTOC of the engineering, procurement and construction ("EPC") contract to a consortium of companies, including Technip, for the Cakerawala Field gas-development project. Pertiwi allegedly was to be a subcontractor for a consortium that was an unsuccessful bidder for the EPC contract. In this lawsuit, Pertiwi alleges, among other things, irregularities in the bidding process that favored the Technip consortium, and seeks an order from the court to have the award of the EPC contract to Technip set aside, to force CTOC to conduct a new bidding process among the four final bidders and the award of an unspecified amount of damages. CTOC believes it acted appropriately in the conduct of the bid process and intends to defend this lawsuit vigorously. The Company is not a named defendant in the lawsuit.

The Company is subject to certain other litigation matters, none of which is expected to have a material, adverse effect on the Company's operations or consolidated financial condition.


6.  CERTAIN  FACTORS  THAT  COULD  AFFECT  FUTURE  OPERATIONS

Certain information contained in this report, as well as written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, news releases, conferences, teleconferences, web postings, or otherwise, may be deemed to be "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and are subject to the "Safe Harbor" provisions of that section. Forward-looking statements include statements concerning the Company's and management's plans, objectives, goals, strategies and future operations and performance and the assumptions underlying such forward-looking statements. When used in this document, the words "anticipates," "estimates," "expects," "believes," "intends," "plans" and similar expressions are intended to identify such forward-looking statements. These statements include information regarding:


-  drilling  schedules;

-  expected or planned production capacity;

- future production from the Cusiana and Cupiagua fields in Colombia, including the Recetor license;

- the completion of development and commencement of production offshore Malaysia-Thailand;

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

The Company follows the full cost method of accounting for exploration and development of oil and gas reserves whereby all acquisition, exploration and development costs are capitalized. Costs related to acquisition, holding and initial exploration of licenses in countries with no proved reserves are initially capitalized, including internal costs directly identified with acquisition, exploration and development activities. The Company's exploration licenses are periodically assessed for impairment on a country-by-country basis. If the Company's investment in exploration licenses within a country where no proved reserves are assigned is deemed to be impaired, the licenses are written down to estimated recoverable value. If the Company abandons all exploration efforts in a country where no proved reserves are assigned, all acquisition and exploration costs associated with the country are expensed. The Company's assessments of whether its investment within a country is impaired and whether exploration activities within a country will be abandoned are made from time to time based on its review and assessment of drilling results, seismic data and other information it deems relevant. Due to the unpredictable nature of exploration drilling activities, the amount and timing of impairment expense are difficult to predict with any certainty. Financial information concerning the Company's assets at December 31, 1999, including capitalized costs by geographic area, is set forth in note 21 of Notes to Consolidated Financial Statements in Triton's Annual Report on Form 10-K for the year ended December 31, 1999.

The Company's activities are also subject to all of the operating risks normally associated with the exploration for and production of oil and gas, including, without limitation, blowouts, explosions, uncontrollable flows of oil, gas or well fluids, pollution, earthquakes, formations with abnormal pressures, labor disruptions and fires, each of which could result in substantial losses to the Company due to injury or loss of life and damage to or destruction of oil and gas wells, formations, production facilities or other properties. In accordance with customary industry practices, the Company maintains insurance coverage limiting financial loss resulting from certain of these operating hazards. Losses and liabilities arising from uninsured or underinsured events would reduce revenues and increase costs to the Company. There can be no assurance that any insurance will be adequate to cover losses or liabilities. The Company cannot predict the continued availability of insurance, or its availability at premium levels that justify its purchase.

The Company's activities are also subject to laws, rules and regulations in the countries where it operates, which generally pertain to production control, taxation, environmental and pricing concerns, and other matters relating to the petroleum industry. Many jurisdictions have at various times imposed limitations on the production of natural gas and oil by restricting the rate of flow for oil and natural gas wells below their actual capacity. There can be no assurance that present or future regulation will not adversely affect the operations of the Company.

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

Colombia is among several nations whose progress in stemming the production and transit of illegal drugs is subject to annual certification by the President of the United States. Although the President granted Colombia certification in 2000, Colombia was denied certification in two recent years and only received a national interest waiver for one of those years. There can be no assurance that, in the future, Colombia will receive certification or a national interest waiver. The consequences of the failure to receive certification or a national interest waiver generally include the following: all bilateral aid, except anti-narcotics and humanitarian aid, would be suspended; the Export-Import Bank of the United States and the Overseas Private Investment Corporation would not approve financing for new projects in Colombia; U.S. representatives at multilateral lending institutions would be required to vote against all loan requests from Colombia, although such votes would not constitute vetoes; and the President of the United States and Congress would retain the right to apply future trade sanctions. Each of these consequences could result in adverse economic consequences in Colombia and could further heighten the political and economic risks associated with the Company's operations in Colombia. Any changes in the holders of significant government offices could have adverse consequences on the Company's relationship with the Colombian national oil company and the Colombian government's ability to control guerrilla activities and could exacerbate the factors relating to foreign operations discussed above.

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

In connection with the sale to ARCO, now British Petroleum ("BP") of one-half of the shares through which the Company owned its interest in Block A-18, BP agreed to pay the future exploration and development costs attributable to the Company's and BP's collective interest in Block A-18, up to $377 million or until first production from a gas field, after which the Company and BP would each pay 50% of such costs. There can be no assurance that the Company's and BP's collective share of the cost of developing the project will not exceed $377 million. BP also agreed to pay the Company certain incentive payments if certain criteria were met. The first $65 million in incentive payments is conditioned upon having the production facilities for the sale of gas from Block A-18 completed by June 30, 2002. If the facilities are completed after June 30, 2002, but before June 30, 2003, the incentive payment would be reduced to $40 million. A lengthy environmental approval process or unanticipated delays in construction of the facilities could result in the Company's receiving a reduced incentive payment or possibly the complete loss of the first incentive payment. In addition, the Company has agreed to share with BP some of the risk that the environmental approval process might delay production by agreeing to pay BP $1.25 million per month for each month, if applicable, that first gas sales are delayed beyond 30 months following the award of an engineering, procurement and construction contract for the project. The Company's obligation is capped at 24 months of these payments.

CERTAIN  FACTORS  RELATING TO THE COMPANY'S OPERATIONS IN EQUATORIAL GUINEA

The Company is a participant in a significant oil discovery, the Ceiba Field, located on Block G offshore the Republic of Equatorial Guinea. The field is located in approximately 2,200 feet of water, approximately 22 miles off the continental coast. The Company is implementing an accelerated exploration, appraisal and development program through a two-rig drilling program. Development of the field will require significant capital expenditures, the drilling and completion of additional wells and, under the Company's plan of development, the utilization of a floating production storage and offloading
(FPSO) system. Based on discussions held to date with development contractors, the Company is targeting first oil production to occur by year-end 2000, and the plan of development provides for initial or phase-one production of about 52,000 BOPD. The Company's ability to meet these targets is subject to the timely drilling and completion of development wells and the timely performance by the development contractors of their commitments, and is subject to the risks associated with oil and gas operations and international operations discussed above. The Company can give no assurance that it will meet these targets.

Under the terms of the production sharing contracts, the Company has the right to continue to explore the remaining acreage on its Blocks F and G for three additional one-year periods, provided that the Company commits to drill at least two exploration wells during that year (one well each year being contingent upon the Company's identifying an additional structure it believes is a drillable prospect). Under the current terms of the contracts, the Company is required to relinquish 30% of each contract's original area in 2000, and an additional 20% of the remaining contract area by the end of April 2003. Notwithstanding the requirement for relinquishment, the Company will not be required to surrender an area that includes a commercial field or a discovery that has not then been declared commercial. The area or areas to be surrendered is to be designated by the Company, provided that, where possible, each area is of sufficient size and convenient shape to permit petroleum operations. There can be no assurance that the Company will be successful in future exploration efforts on the blocks.

At the request of the Republic of Equatorial Guinea, the Company and its partner are negotiating amendments to certain terms of the contracts with the government of Equatorial Guinea. The parties have signed a memorandum of understanding reflecting the revised terms, and negotiations of definitive amendments are continuing. The implementation of the revised terms of the contract is subject to the negotiation and execution of definitive amendments, but there can be no assurance as to whether, or when, such definitive amendments will be executed. The current terms of the contracts, and the terms reflected in the memorandum of understanding, are described more fully in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

INFLUENCE  OF  HICKS  MUSE

In connection with the issuance of 8% Convertible Preference Shares to HM4 Triton, L.P., the Company and HM4 Triton, L.P. entered into a shareholders agreement (the "Shareholders' Agreement") pursuant to which, among other things, the size of the Company's Board of Directors was set at 10, and HM4 Triton, L.P. exercised its right to designate four out of such 10 directors. The Shareholders' Agreement provides that, in general, for so long as the entire Board of Directors consists of 10 members, HM4 Triton, L.P. (and its designated transferees, collectively) may designate four nominees for election to the Board of Directors. The right of HM4 Triton, L.P. (and its designated transferees) to designate nominees for election to the Board will be reduced if the number of ordinary shares held by HM4 Triton, L.P. and its affiliates (assuming conversion of 8% Convertible Preference Shares into ordinary shares) represents less than certain specified percentages of the number of ordinary shares (assuming conversion of 8% Convertible Preference Shares into ordinary shares) purchased by HM4 Triton, L.P. pursuant to the Stock Purchase Agreement.

The Shareholders' Agreement provides that, for so long as HM4 Triton, L.P. and its affiliates continue to hold a certain minimum number of ordinary shares (assuming conversion of 8% Convertible Preference Shares into ordinary shares), the Company may not take certain actions without the consent of HM4 Triton, L.P., including (i) amending its Articles of Association or the terms of the 8% Convertible Preference Shares with respect to the voting powers, rights or preferences of the holders of 8% Convertible Preference Shares, (ii) entering into a merger or similar business combination transaction, or effecting a reorganization, recapitalization or other transaction pursuant to which a majority of the outstanding ordinary shares or any 8% Convertible Preference Shares are exchanged for securities, cash or other property, (iii) authorizing, creating or modifying the terms of any series of securities that would rank equal to or senior to the 8% Convertible Preference Shares, (iv) selling or otherwise disposing of assets comprising in excess of 50% of the market value of the Company, (v) paying dividends on ordinary shares or other shares ranking junior to the 8% Convertible Preference Shares, other than regular dividends on the Company's 5% Convertible Preference Shares, (vi) incurring or guaranteeing indebtedness (other than certain permitted indebtedness), or issuing preference shares, unless the Company's leverage ratio at the time, after giving pro forma effect to such incurrence or issuance and to the use of the proceeds, is less than 2.5 to 1, (vii) issuing additional shares of 8% Convertible Preference Shares, other than in payment of accumulated dividends on the outstanding 8% Convertible Preference Shares, (viii) issuing any shares of a class ranking equal or senior to the 8% Convertible Preference Shares, (ix) commencing a tender offer or exchange offer for all or any portion of the ordinary shares or
(x) decreasing the number of shares designated as 8% Convertible Preference Shares.

As a result of HM4 Triton, L.P.'s ownership of 8% Convertible Preference Shares and ordinary shares and the rights conferred upon HM4 Triton, L.P. and its designees pursuant to the Shareholders' Agreement, HM4 Triton, L.P. has significant influence over the actions of the Company and will be able to influence, and in some cases determine, the outcome of matters submitted for approval of the shareholders. The existence of HM4 Triton, L.P. as a shareholder of the Company may make it more difficult for a third party to acquire, or discourage a third party from seeking to acquire, a majority of the outstanding ordinary shares. A third party would be required to negotiate any such transaction with HM4 Triton, L.P. and the interests of HM4 Triton, L.P. as a shareholder may be different from the interests of the other shareholders of the Company.

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

7.  SUBSEQUENT  EVENTS

In May 2000, the Company acquired from an unrelated third party, for $88.8 million in cash 100% of the shares of Triton Pipeline Colombia, Inc. ("TPC"), a formerly wholly owned subsidiary up to its disposal on February 2, 1998. TPC's sole asset is its 9.6% equity interest in the Colombian pipeline company, Oleoducto Central S.A. ("OCENSA"). OCENSA owns and operates the pipeline and port facilities, which transport and handle crude oil from the Cusiana and Cupiagua fields to the Caribbean port of Covenas.

In May 2000, the equity swap entered into in February 1998 terminated, and the Company paid $12 million to the counterparty in accordance with the terms of the equity swap.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                       LIQUIDITY AND CAPITAL REQUIREMENTS
                       ----------------------------------

     Cash and equivalents totaled $200.9 million and $186.3 million at March 31, 2000, and December 31, 1999, respectively. Working capital was $163.9 million at March 31, 2000, compared with $161.3 million at December 31, 1999. These figures are prior to the Company's acquisition of the shares of TPC in May 2000, for approximately $88.8 million, which was paid out of the Company's cash on hand.


    The following summary table reflects cash flows for the Company for the three months ended March 31, 2000 (in thousands):


Net cash provided (used) by operating activities  $ 40,263
Net cash provided (used) by investing activities  $(24,591)
Net cash provided (used) by financing activities  $   (905)



  Operating Activities
  --------------------


     The Company's cash flows provided by operating activities for the three months ended March 31, 2000, benefited from a higher average realized oil price. The higher realized oil price was partially offset by a decrease in production from the Cusiana and Cupiagua fields in Colombia. Gross production from the Cusiana and Cupiagua fields averaged approximately 364,000 barrels of oil per day ("BOPD") during the first three months of 2000 following an average production rate for the year 1999 of 430,000 BOPD. See "Results of Operations." The operator expects the production rate will improve during the year as it drills and completes additional wells and performs well maintenance, although there can be no assurance that actual production will improve during the year.

     Beginning in the second quarter of 2000, 254,136 barrels per month, the amount previously delivered under the forward oil sale will be available for sale at market prices subject to any hedging arrangements undertaken by the Company.

  Investing  Activities
  ---------------------

     The Company's capital expenditures and other capital investments were $25.3 million ($20.7 million excluding capitalized interest) for the three months ended March 31, 2000, primarily for development of the Ceiba Field in Equatorial Guinea and for development of the Cusiana and Cupiagua fields in Colombia.

  Financing  Activities
  ---------------------

     For the three months ended March 31, 2000 and 1999, the Company repaid borrowings of $4.5 million and $14.5 million, respectively, and paid cash preference-share dividends totaling $.2 million and $2.9 million, respectively.

  Future  Capital  Needs
  ----------------------

     The Company is implementing an accelerated appraisal and development program to enable early production from the Ceiba Field in Equatorial Guinea, with a target of first production by the end of 2000. The Company has contracted for a floating production storage and offloading (FPSO) system that is expected to provide storage for up to two million barrels of oil and initial processing capacity of up to 60,000 barrels of oil per day from a single production unit. Capacity can be cost effectively increased through the installation of additional processing units. In March 2000, the Company announced a two-rig drilling program that is intended to enable the Company to complete the Ceiba-1 and -2 wells as production wells, to drill four additional appraisal/production wells in the Ceiba field, to drill two exploration wells and to provide the Company the option to drill up to four additional wells. The Company has submitted the revised work program and budget for the two-rig program to the government of Equatorial Guinea for approval.

     The accelerated appraisal and development program for Equatorial Guinea will require significant capital outlays commencing this year. For internal planning purposes, the Company's revised capital spending program for the year ending December 31, 2000, is approximately $213 million, excluding capitalized interest and acquisitions. The $213 million comprises approximately $144 million for exploration and development activities in Equatorial Guinea ($9.3 million incurred through March 31), $58 million for the Cusiana and Cupiagua fields in Colombia ($9.1 million incurred through March 31), and $11 million for the Company's exploration activities in other parts of the world ($2.3 million incurred through March 31). The revised capital spending program does not include capital requirements that would be associated with the four optional wells in Equatorial Guinea.

     In February 2000, the Company entered into an unsecured two-year revolving credit facility with a group of banks. The credit facility, which matures in February 2002, gives the Company the right to borrow from time to time up to the amount of the borrowing base determined by the banks, not to exceed $150 million. At March 31, 2000, the borrowing base was $150 million. The credit facility contains various restrictive covenants, including covenants that require the Company to maintain a ratio of earnings before interest, depreciation, depletion, amortization and income taxes to net interest expense of at least 2.5 to 1 on a trailing four quarters basis. The restrictive covenants also prohibit the Company from permitting net debt to exceed the product of 3.75 times the Company's earnings before interest, depreciation, depletion, amortization and income taxes on a trailing four quarters basis. As of March 31, 2000, the Company had not made a borrowing under the facility.

     The Company expects to fund 2000 capital spending with a combination of some or all of the following: cash flow from operations, cash, the Company's committed bank credit facility and the issuance of debt or equity securities. To facilitate a possible future securities issuance or issuances the Company has on file with the Securities and Exchange Commission ("SEC") a shelf registration statement under which the Company could issue up to an aggregate of $250 million debt or equity securities.

     At March 31, 2000, the Company guaranteed the performance of a total of $12.5 million in future exploration expenditures to be incurred through September 2001 in various countries. A total of approximately $6 million of the exploration expenditures are included in the 2000 capital spending program related to a commitment for two onshore exploratory wells in Greece. These commitments are backed primarily by unsecured letters of credit.

     In May 2000, the Company acquired from an unrelated third party, for $88.8 million in cash 100% of the shares of Triton Pipeline Colombia, Inc. ("TPC"), a formerly wholly owned subsidiary up to its disposal in February 2, 1998. TPC's sole asset is its 9.6% equity interest in the Colombian pipeline company, Oleoducto Central S.A. ("OCENSA"). OCENSA owns and operates the pipeline and port facilities, which transport and handle crude oil from the Cusiana and Cupiagua fields to the Caribbean port of Covenas.

     In May 2000, the equity swap entered into in February 1998 terminated, and the Company paid $12 million to the counterparty in accordance with the terms of the equity swap.


                              RESULTS OF OPERATIONS
                              ---------------------

Sales volumes and average prices realized were as follows:



                                                 THREE MONTHS ENDED
                                                       MARCH 31,
                                                 ------------------
                                                   2000       1999
                                                 --------  --------
Sales volumes:
Oil (MBbls), excluding forward oil sale             2,459     3,206
Forward oil sale (MBbls delivered)                    762       762
                                                 --------  --------
Total                                               3,221     3,968
                                                 ========  ========

Gas (MMcf)                                            111       101

Weighted average price realized:
Oil (per Bbl) (1)                                $  23.09  $  12.37
Gas (per Mcf)                                    $   1.27  $   0.86



(1) Includes the effect of barrels delivered under the forward oil sale that are recognized at $11.56 per barrel.


                       THREE MONTHS ENDED MARCH 31, 2000,
                 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1999

  Oil  and  Gas  Sales
  --------------------

     Oil and gas sales for the first quarter of 2000 totaled $74.5 million, a 52% increase from the first quarter of 1999, due to higher average realized oil prices. This increase was partially offset by lower production. The average realized oil price increased $10.72 per barrel, or 87%, resulting in an increase in revenues of $34.6 million compared with the same period in 1999. Oil production, including production related to barrels delivered under the forward oil sale, decreased 19% in first-quarter 2000, compared with the prior-year quarter, resulting in a revenue decrease of $9.3 million. Gross production from the Cusiana and Cupiagua fields averaged 364,000 BOPD for the first-quarter 2000, compared with 435,000 BOPD for the prior-year quarter.

     As a result of financial and commodity market transactions settled during the three months ended March 31, 2000, the Company's risk management program resulted in lower oil sales of approximately $6.1 million than if the Company had not entered into such transactions. Additionally, the Company has hedged its  WTI  price  on  a  portion  of  its  projected  2000  oil  production.  See
"Quantitative  and  Qualitative  Disclosures  about  Market  Risk"  below.

     The delivery requirement under the forward oil sale was completed in March 2000. Beginning in the second quarter of 2000, 254,136 barrels per month, the amount previously delivered under the forward oil sale and recognized in revenues at $11.56 per barrel, will be available for sale at market prices subject to any hedging arrangements undertaken by the Company.

  Costs  and  Expense
  -------------------

     Operating expenses decreased $3.1 million in 2000. On an oil-equivalent barrel basis, operating expenses were $4.93 and $5.04 in 2000 and 1999, respectively. Operating expenses were lower primarily due to lower pipeline tariffs. OCENSA pipeline tariffs totaled $8.5 million or $2.67 per barrel, and $13.1 million, or $3.50 per barrel, in 2000 and 1999, respectively. Following the Company's acquisition of the shares of TPC, the Company plans to elect to cancel the dividend it would receive as an owner of OCENSA shares. OCENSA imposes a tariff on shippers from the Cusiana and Cupiagua fields (the "Initial Shippers"), which is estimated to recoup: the total capital cost of the project over a 15-year period; its operating expenses, which include all Colombian taxes; interest expense; and the dividend to be paid by OCENSA to the shareholder affiliated with that shipper, unless it has elected not to receive a dividend. Any shippers of crude oil who are not Initial Shippers are assessed a premium tariff on a per-barrel basis, and OCENSA will use revenues from such tariffs to reduce the Initial Shippers' tariff.

     Depreciation, depletion and amortization decreased $1.4 million, primarily due to lower production volumes, including barrels delivered under the forward oil sale.

     General and administrative expense before capitalization decreased $.4 million, or 6%, to $6.6 million in 2000. Capitalized general and administrative costs were $2 million and $2.1 million in 2000 and 1999, respectively. The Company anticipates general and administrative expense will increase during 2000, the result of growth in the Company's operations related to the Ceiba
Field  and  its  activities  in  Equatorial  Guinea.

  Interest  Expense,  Net
  -----------------------

     Gross interest expense for 2000 and 1999 totaled $9.3 million and $9.4 million, respectively, while capitalized interest for 2000 increased $1.1 million to $4.5 million.

  Income  Taxes
  -------------

     The income tax provisions for 2000 and 1999 included deferred tax expense of $2.2 million and $2.7 million, respectively. Current taxes increased to $8.4 million in 2000, from $1.6 million in 1999, due to higher pretax income from Colombian operations. During 2000, the Company's tax expense was lower by approximately $2.9 million due to the amortization of deferred income resulting from anticipated utilization of net operating losses of an entity that was acquired in the prior year.

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


               Certain Factors That Could Affect Future Operations
               ---------------------------------------------------


     Certain information contained in this report, as well as written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, news releases, conferences, teleconferences, web postings, or otherwise, may be deemed to be "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and are subject to the "Safe Harbor" provisions of that section. Forward-looking statements include statements concerning the Company's and management's plans, objectives, goals, strategies and future operations and performance and the assumptions underlying such forward-looking statements. When used in this document, the words "anticipates," "estimates," "expects," "believes," "intends," "plans" and similar expressions are intended to identify such forward-looking statements. These statements include information regarding:


- drilling schedules;

- expected or planned production capacity;

- future production from the Cusiana and Cupiagua fields in Colombia, including the Recetor license;

- the completion of development and commencement of production offshore Malaysia-Thailand;

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



     These statements are based on current expectations and involve a number of risks and uncertainties, including those described in the context of such forward-looking statements, and in notes 5 and 6 of Notes to Condensed Consolidated Financial Statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to these and other factors.


ITEM  3.   QUALITATIVE  AND  QUANTITATIVE  DISCLOSURES  ABOUT MARKET RISK

     Oil sold by the Company is normally priced with reference to a defined benchmark, such as light sweet crude oil traded on the New York Mercantile Exchange. Actual prices received vary from the benchmark depending on quality and location differentials. It is the Company's policy to use financial market transactions with creditworthy counterparties from time to time, primarily to reduce risk associated with the pricing of a portion of the oil and natural gas that it sells. The policy is structured to underpin the Company's planned revenues and results of operations. The Company also may enter into financial market transactions to benefit from its assessment of the future prices of its production relative to other benchmark prices. There can be no assurance that the use of financial market transactions will not result in losses. The Company does not enter into financial market transactions for trading purposes.

     With respect to the sale of oil to be produced by the Company, the Company has entered into oil price collars with creditworthy counterparties to establish a weighted average minimum WTI benchmark price of $18.83 per barrel and a maximum of $24.66 per barrel on an aggregate of 1.8 million barrels of production during the period from April through June 2000. As a result, to the extent the average monthly WTI price exceeds $24.66, the Company will pay the counterparties the difference between the average monthly WTI price and $24.66, and to the extent that the average monthly WTI price is below $18.83, the counterparties will pay the Company the difference between the average monthly WTI price and $18.83. In addition, the Company has entered into option contracts for an aggregate of 300,000 barrels of production during the period from July through September 2000. As a result, to the extent the monthly average WTI exceeds $28.43 per barrel, the Company will pay the counterparty the difference between the average WTI and $28.43, and to the extent WTI is at or below $22.00, the counterparty will pay the Company $2.00 per barrel.


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

     On September 29, 1999, the court granted the plaintiffs' motion for appointment as lead plaintiffs and for approval of selection of lead counsel. In addition, the court denied the Company's motion to dismiss or transfer for improper venue. On October 14, 1999 the Company filed a motion to dismiss the lawsuits for failure to state a claim. A hearing on the Company's motion to dismiss is scheduled for June 2000.

     The Company believes its disclosures have been accurate and intends to vigorously defend these actions. There can be no assurance that the litigation will be resolved in the Company's favor. An adverse result could have a material adverse effect on the Company's financial position or results of operations.

     In November 1999, a lawsuit was filed against the Company, one of its subsidiaries and Thomas G. Finck, Peter Rugg and Robert B. Holland, III, in their capacities as officers of the Company, in the District Court of the State of Texas for Dallas County. The lawsuit is styled Aaron Sherman, et al. vs. Triton Energy Corporation et al. and seeks compensatory and punitive damages and interest. Following the Court's order to replead, the plaintiffs amended their petition, which currently alleges as causes of action fraud, negligent misrepresentation and violations of the Texas Securities fraud statutes in connection with disclosures concerning the prospective sale by the Company of all or a substantial part of its assets announced in March 1998. The Court has dismissed all claims of certain plaintiffs and some claims of the remaining plaintiffs for their failure to plead causes of action cognizable in law. The Court has ordered the remaining plantiffs to replead their claims relating to their alleged purchases of stock and has stayed discovery pending its further orders.

     On August 22, 1997, the Company was sued in the Superior Court of the State of California for the County of Los Angeles, by David A. Hite, Nordell International Resources Ltd., and International Veronex Resources, Ltd. Prior to this litigation, the Company and the plaintiffs were adversaries in a 1990 arbitration proceeding in which the interest of Nordell International Resources Ltd. in the Enim oil field in Indonesia was awarded to the Company (subject to a 5% net profits interest for Nordell) and Nordell was ordered to pay the Company nearly $1 million. The arbitration award was followed by a series of legal actions by the parties in which the validity of the award and its enforcement were at issue. As a result of these proceedings, the award was ultimately upheld and enforced.

     The current suit alleges that the plaintiffs were damaged in amounts aggregating $13 million primarily because of the Company's prosecution of various claims against the plaintiffs as well as alleged misrepresentations, infliction of emotional distress, and improper accounting practices. The suit seeks specific performance of the arbitration award, damages for alleged fraud and misrepresentation in accounting for Enim field operating results, an accounting for Nordell's 5% net profit interest, and damages for emotional distress and various other alleged torts. The suit sought interest, punitive damages and attorneys fees in addition to the alleged actual damages. On September 26, 1997, the Company removed the action to the United States District Court for the Central District of California. On August 31, 1998, the district court dismissed all claims asserted by the plaintiffs other than claims for malicious prosecution and abuse of the legal process, which the court held could not be subject to a motion to dismiss. The abuse of process claim was later withdrawn, and the damages sought were reduced to approximately $700,000 (not including punitive damages). The lawsuit was tried and the jury found in favor of the plaintiffs and assessed compensatory damages against the Company in the amount of approximately $700,000 and punitive damages in the amount of approximately $11 million. The Company believes it has acted appropriately and has appealed the verdict. Enforcement of the judgment has been stayed without a bond pending the outcome of the appeal.

     In April 2000, a lawsuit was filed in the High Court of Malaya at Kuala Lumpur against Carigali-Triton Operating Company Sdn. Bhd. ("CTOC"), the Malaysia-Thailand Joint Authority and Technip Geoproduction (M) Sdn. Bhd. ("Technip") by Pertiwi Ulung Sdn. Bhd. ("Pertiwi"). CTOC is the operating company owned by Petronas Carigali (JDA) Sdn. Bhd., a subsidiary of the Malaysian national oil company, the Company and BP to operate their interest in Block A-18 of the Malaysia-Thailand Joint Development Area in the Gulf of Thailand. The lawsuit relates to the award by CTOC of the engineering, procurement and construction ("EPC") contract to a consortium of companies, including Technip, for the Cakerawala Field gas-development project. Pertiwi allegedly was to be a subcontractor for a consortium that was an unsuccessful bidder for the EPC contract. In this lawsuit, Pertiwi alleges, among other things, irregularities in the bidding process that favored the Technip consortium, and seeks an order from the court to have the award of the EPC contract to Technip set aside, to force CTOC to conduct a new bidding process among the four final bidders and the award of an unspecified amount of damages. CTOC believes it acted appropriately in the conduct of the bid process and intends to defend this lawsuit vigorously. The Company is not a named defendant in the lawsuit.

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

 10.1  Amended and Restated  Retirement Income Plan (previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended
       November 30, 1993, and incorporated by reference)
 10.2  Amendment to the Retirement Income Plan dated August 1, 1998. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
       June 30, 1998, and incorporated herein by reference.)
 10.3  Amendment to Amended and Restated Retirement Income Plan dated
       December 31, 1996 (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference)
 10.4  Amended and Restated Supplemental Executive Retirement Income Plan. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.)
 10.5  1981 Employee Non-Qualified Stock Option Plan. (previously filed as an exhibit to
       Triton Energy Corporation's Annual Report on Form 10-K for the fiscal year ended May
       31, 1992 ,and incorporated herein by reference.)
 10.6  Amendment No. 1 to the 1981 Employee Non-Qualified Stock Option Plan. (previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form 10-K for
       the fiscal year ended May 31, 1989, and incorporated herein by reference.)
 10.7  Amendment No. 2 to the 1981 Employee Non-Qualified Stock Option Plan. (previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form 10-K for the
       fiscal year ended May 31, 1992, and incorporated herein by reference.)
 10.8  Amendment No. 3 to the 1981 Employee Non-Qualified Stock Option Plan. (previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form 10-Q for
       the quarter ended November 30, 1993, and incorporated by reference.)
 10.9  1985 Stock Option Plan. (previously filed as an exhibit to Triton Energy Corporation's
       Annual Report on Form 10-K for the fiscal year ended May 31, 1990, and incorporated herein by reference.)
10.10  Amendment No. 1 to the 1985 Stock Option Plan. (previously filed as an exhibit to
       Triton Energy Corporation's Annual Report on Form 10-K for the fiscal year ended
       May 31, 1992, and incorporated herein by reference)
10.11  Amendment No. 2 to the 1985 Stock Option Plan. (previously filed as an exhibit to
       Triton Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended
       November 30, 1993, and incorporated by reference.)
10.12  1989 Stock Option Plan. (previously filed as an exhibit to Triton Energy Corporation's
       Quarterly Report on Form 10-Q for the quarter ended November 30, 1988, and incorporated herein by reference.) (1)
10.13  Amendment No. 1 to 1989 Stock Option Plan. (previously filed as an exhibit to
       Triton Energy Corporation's Annual Report on Form 10-K for the fiscal year ended
       May 31, 1992, and incorporated herein by reference.) (1)
10.14  Amendment No. 2 to 1989 Stock Option Plan. (previously filed as an exhibit to
       Triton Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended
       November 30, 1993, and incorporated herein by reference.) (1)

10.15  Second Amended and Restated 1992 Stock Option Plan.(previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March
       31, 1996, and incorporated herein by reference.) (1)
10.16  Form of Amended and Restated Employment Agreement with Triton Energy Limited and certain officers, including Messrs. Dunlevy, Garrett and Maxted (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended
       December 31, 1997, and incorporated herein by reference.) (1)
10.17  Amended and Restated Employment Agreement among Triton Energy Limited, Triton
       Exploration Services, Inc. and Robert B. Holland, III. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
       September 30, 1998, and incorporated herein by reference.) (1)
10.18  Form of Amended and Restated Employment Agreement among Triton Energy Limited,
       Triton Exploration Services, Inc. and each of Peter Rugg and Al E. Turner. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.) (1)
10.19  Letter Agreement among Triton Energy Limited, Triton Exploration Services,  Inc.
       and Robert B. Holland, III dated December 17, 1998. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.) (1)
10.20  Letter Agreement among Triton Energy Limited, Triton Exploration Services,  Inc.
       and Peter Rugg dated December 10, 1998. (previously filed as an exhibit to the
       Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.) (1)
10.21  Form of Bonus Agreement between Triton Exploration Services,  Inc. and each of
       Al E. Turner, Robert B. Holland, III, and Peter Rugg dated July 15, 1998. (previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31,
       1998 and incorporated herein by reference.) (1)
10.22  Amended and Restated 1985 Restricted Stock Plan. (previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended
       November 30, 1993, and incorporated herein by reference.) (1)
10.23  First Amendment to Amended and Restated 1985 Restricted Stock Plan. (previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form 10-K for the
       fiscal year ended December 31, 1995, and incorporated herein by reference.) (1)
10.24  Second Amendment to Amended and Restated 1985 Restricted Stock Plan. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and incorporated herein by reference.) (1)
10.25  Executive Life Insurance Plan. (previously filed as an exhibit to Triton Energy
       Corporation's Annual Report on Form 10-K for the fiscal year ended May 31, 1991, and incorporated herein by reference.) (1)
10.26  Long Term Disability Income Plan. (previously filed as an exhibit to Triton Energy
       Corporation's Annual Report on Form 10-K for the fiscal year ended May 31, 1991, and incorporated herein by reference.) (1)

10.27  Amended and Restated Retirement Plan for Directors. (previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form 10-K for the fiscal year ended
       May 31, 1990, and incorporated herein by reference.) (1)
10.28  Contract for Exploration and Exploitation for Santiago de Atalayas I with an effective date of July 1, 1982, between Triton Colombia, Inc., and Empresa Colombiana
       De Petroleos. (previously filed as an exhibit to Triton Energy Corporation's Annual
       Report on Form 10-K for the fiscal year ended May 31, 1990, and incorporated herein by reference.)
10.29  Contract for Exploration and Exploitation for Tauramena with an effective date of July
       4, 1988, between Triton Colombia, Inc., and Empresa Colombiana De Petroleos.
       (previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
       10-K for the fiscal year ended May 31, 1990, and incorporated herein by reference.)
10.30  Summary of Assignment legalized by Public Instrument No. 1255 dated September 15,
       1987 (Assignment is in Spanish language). (previously filed as an exhibit to Triton
       Energy Corporation's Annual Report on Form 10-K for the fiscal year ended May 31,
       1993, and incorporated herein by reference.)
10.31  Summary of Assignment legalized by Public Instrument No. 1602 dated June 11, 1990
       (Assignment is in Spanish language). (previously filed as an exhibit to Triton
       Energy Corporation's Annual Report on Form 10-K for the fiscal year ended May 31,
       1993, and incorporated herein by reference.)
10.32  Summary of Assignment legalized by Public Instrument No. 2586 dated September 9,
       1992 (Assignment is in Spanish language). (previously filed as an exhibit to Triton
       Energy Corporation's Annual Report on Form 10-K for the fiscal year ended May 31,
       1993, and incorporated herein by reference.)
10.33  401(K) Savings Plan. (previously filed as an exhibit to Triton Energy Corporation's
       Quarterly Report on Form 10-Q for the quarter ended November 30, 1993, and incorporated herein by reference.) (1)
10.34  Amendment to the 401(k) Savings Plan dated August 1, 1998. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
       1998, and incorporated herein by reference.) (1)
10.35  Amendment to 401(k) Savings Plan dated December 31, 1996. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March
       31, 1998, and incorporated herein by reference.) (1)
10.36  Contract between Malaysia-Thailand Joint Authority and Petronas Carigali
       SDN.BHD. and Triton Oil Company of Thailand relating to Exploration and Production of  Petroleum for Malaysia-Thailand Joint Development Area Block A-18. (previously filed as an exhibit to Triton Energy Corporation's Current Report on Form 8-K dated
       April 21, 1994, and incorporated herein by reference.)
10.37  Triton Crude Purchase Agreement between Triton Colombia, Inc. and Oil Co., LTD.
       dated May 25, 1995. (previously filed as an exhibit to Triton Energy Corporation's
       Current Report on Form 8-K dated May 26, 1995, and incorporated herein by reference.)
10.38  Credit Agreement among Triton Colombia, Inc., Triton Energy Corporation,
       NationsBank, N.A. (Carolinas) and Export-Import Bank of the United States
       (previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
       10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.)
10.39  Amendment No. 1 to Credit Agreement among Triton Colombia, Inc., Triton Energy
       Corporation, NationsBank, N.A. (Carolinas) and Export-Import Bank of the United
       States. (previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.)
10.40  Amendment No. 2 to Credit Agreement among Triton Colombia, Inc., Triton Energy
       Corporation, NationsBank, N.A. (Carolinas) and Export-Import Bank of the United
       States. (previously filed as an exhibit to the Company's Quarterly Report on Form
       10-Q for the quarter ended March 31, 1996, and incorporated herein by reference)
10.41  Amendment No. 3 to Credit Agreement among Triton Colombia, Inc., Triton Energy
       Corporation, NationsBank, N.A. (Carolinas) and Export-Import Bank of the United
       States. (previously filed as an exhibit to the Company's Quarterly Report on Form
       10-Q for the quarter ended March 31, 1998, and incorporated herein by reference)
10.42  Form of Indemnity Agreement entered into with each director and officer of the
       Company. (previously filed as an exhibit to the Company's Quarterly Report on Form
       10-Q for the quarter ended September 30, 1998, and incorporated herein by reference)
10.43  Description of Performance Goals for Executive Bonus Compensation. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference) (1)
10.44  Stock Purchase Agreement dated September 2, 1997, between The Strategic
       Transaction Company and Triton International Petroleum, Inc. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended
       December 31, 1997, and incorporated herein by reference)
10.45  Fourth Amendment to Stock Purchase Agreement dated February 2, 1998, between
       The Strategic Transaction Company and Triton International Petroleum, Inc. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference)
10.46  Amended and Restated 1997 Share Compensation Plan. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended
       December 31, 1998, and incorporated herein by reference) (1)
10.47  First Amendment to Amended and Restated Retirement Plan for Directors. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference) (1)
10.48  First Amendment to Second Amended and Restated 1992 Stock Option Plan. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference) (1)
10.49  Second Amendment to Second Amended and Restated 1992 Stock Option Plan.
       (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference) (1)
10.50  Amended and Restated Indenture dated July 25, 1997, between Triton Energy
       Limited and The Chase Manhattan Bank. (previously filed as an exhibit to the
       Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference)
10.51  Amended and Restated First Supplemental Indenture dated July 25, 1997, between Triton Energy Limited and The Chase Manhattan Bank relating to the 8 3/4% Senior Notes due 2002. (previously filed as an exhibit to the
       Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference)
10.52  Amended and Restated Second Supplemental Indenture dated July 25, 1997, between Triton Energy Limited and The Chase Manhattan Bank relating to the 9 1/4% Senior Notes due 2005. (previously filed as an exhibit to the
       Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference)
10.53  Share Purchase Agreement dated July 17, 1998, among Triton Energy Limited, Triton
       Asia Holdings, Inc., Atlantic Richfield Company and BP JDA Limited.
       (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
       quarter ended June 30, 1998, and incorporated herein by reference)
10.54  Shareholders Agreement dated August 3, 1998, among Triton Energy Limited, Triton
       Asia Holdings, Inc., Atlantic Richfield Company, and BP JDA Limited.
       (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
       quarter ended June 30, 1998, and incorporated herein by reference)
10.55  Stock Purchase Agreement dated as of August 31, 1998, between Triton Energy
       Limited and HM4 Triton, L.P. (previously filed as an exhibit to the Company's
       Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference)
10.56  Shareholders Agreement dated as of September 30, 1998, between Triton Energy
       Limited and HM4 Triton, L.P. (previously filed as an exhibit to the Company's
       Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference)
10.57  Financial Advisory Agreement dated as of September 30, 1998, between Triton Energy
       Limited and Hicks, Muse & Co. Partners, L.P. (previously filed as an exhibit to the
       Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference)
10.58  Monitoring and Oversight Agreement dated as of September 30, 1998, between Triton
       Energy Limited and Hicks, Muse & Co. Partners, L.P. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
       1998, and incorporated herein by reference)
10.59  Severance Agreement dated as of July 15, 1998, between Thomas G. Finck and Triton
       Energy Limited. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference) (1)
10.60  Severance Agreement dated April 9, 1999, made and entered into by and among Triton
       Energy Limited, Triton Exploration Services, Inc. and Peter Rugg. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
       March 31, 1999, and incorporated herein by reference) (1)
10.61  Consulting and Non-Compete Agreement dated April 9, 1999, made and entered into by and between Triton Exploration Services, Inc. and Peter Rugg. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
       March 31, 1999, and incorporated herein by reference) (1)
10.62  Third Amendment to Amended and Restated 1985 Restricted Stock Plan (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference) (1)
10.63  Amendment to Triton Exploration Services, Inc. Retirement Income Plan. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference) (1)
10.64  Amendment to the Triton Exploration Services, Inc. Supplemental Executive
       Retirement Plan. (previously filed as an exhibit to the Company's Quarterly Report on
       Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference) (1)
10.65  Third Amendment to the Second Amended and Restated 1992 Stock Option Plan
       (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
       quarter ended June 30, 1999, and incorporated herein by reference) (1)
10.66  First Amendment to the Amended and Restated 1997 Share Compensation Plan
       (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
       quarter ended June 30, 1999, and incorporated herein by reference) (1)
10.67  Amendment dated May 11, 1999, to Amended and Restated Employment Agreement
       dated July 15, 1998 among Triton Exploration Services, Inc., Triton Energy Limited
       and A.E. Turner, III.(previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference) (1)
10.68  Form of Amendment dated May 11, 1999, to Employment Agreement among Triton Exploration Services, Inc., Triton Energy Limited and certain officers, including Messrs. Dunlevy, Garrett and Maxted (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference) (1)
10.69  Second Amendment to Retirement Plan for Directors. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference) (1)
10.70  Amendment to Triton Exploration Services, Inc. 401 (k) Savings Plan. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended

       June 30, 1999, and incorporated herein by reference) (1)
10.71  Amendment No. 1 to Shareholders Agreement between Triton Energy Limited and HM4 Triton, L.P. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference) (1)
10.72  Amendment No. 4 to the 1981 Employee Nonqualified Stock Option Plan. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference) (1)
10.73  Amendment No. 3 to the 1985 Stock Option Plan. (previously filed as an exhibit to the
       Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference) (1)
10.74  Amendment No. 3 to the 1989 Stock Option Plan. (previously filed as an exhibit to the
       Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference) (1)
10.75  Supplemental Letter Agreement dated October 28, 1999, among Triton Energy
       Limited, Triton Asia Holdings, Inc., Atlantic Richfield Company, and BP JDA
       Limited (previously filed as an exhibit to the Company's Quarterly Report on Form
       10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)
10.76  Gas Sales Agreement dated October 30, 1999 among the Malaysia-Thailand Joint
       Authority, and Petronas Carigali (JDA) Sdn Bhd, Triton Oil Company of Thailand,
       Triton Oil Company of Thailand (JDA) Limited, as Sellers, and with Petroleum
       Authority of Thailand and Petroliam Nasional Berhad, as Buyers. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
       September 30, 1999, and incorporated herein by reference)
10.77  Form of Stock Option Agreement between Triton Energy Limited and its non-employee directors. (previously filed as an exhibit to the Company's Annual
       Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference)
10.78  Form of Stock Option Agreement between Triton Energy Limited and its employees, including its executive officers. (1) (previously filed as an exhibit to the Company's
       Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference)
10.79  Amendment to Stock Options dated as of January 3, 2000, between Triton Energy
       Limited and A.E. Turner. (1) (previously filed as an exhibit to the Company's
       Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference)
10.80  Form of Amendment to Stock Options dated as of January 3, 2000, between Triton
       Energy Limited and its non-employee directors. (1) (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December
       31, 1999, and incorporated herein by reference)
10.81  Production Sharing Contract between the Republic of Equatorial Guinea and Triton Equatorial Guinea, Inc. for Block F. (previously filed as an exhibit to the
       Company's Annual Report on Form 10-K for the fiscal year ended December 31,

       1999, and incorporated herein by reference)
10.82  Production Sharing Contract between the Republic of Equatorial Guinea and Triton
       Equatorial Guinea, Inc. for Block G. (previously filed as an exhibit to the Company's
       Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference)
10.83  Supplementary Contract (No. 1) to the Production Sharing Contract for Block A-18
       dated 21 April 1994 between Malaysia-Thailand Joint Authority and Petronas
       Carigali (JDA) SDN.BHD., Triton Oil Company of Thailand and Triton Oil Company
       of Thailand (JDA) Limited. (previously filed as an exhibit to the Company's
       Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference)
10.84  Supplementary Contract (No. 2) to the Production Sharing Contract for Block A-18
       dated 21 April 1994 between Malaysia-Thailand Joint Authority and Petronas Carigali
       (JDA) SDN.BHD., Triton Oil Company of Thailand and Triton Oil Company of
       Thailand (JDA) Limited. (previously filed as an exhibit to the Company's
       Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference)
10.85  Credit Agreement dated as of February 29, 2000, among Triton Energy Limited, the Lenders party thereto and The Chase Manhattan bank, as Administrative Agent
       (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference)
10.86* Share Purchase Agreement dated as of May 8, 2000 between Triton International
       Petroleum, Inc. and The Strategic Transaction Company.
 12.1* Computation of Ratio of Earnings to Fixed Charges.
 12.2* Computation of Ratio of Earnings to Combined Fixed Charges and Preference
       Dividends.
 27.1* Financial Data Schedule.
  99.1 Rio Chitamena Association Contract. (previously filed as an exhibit to Triton Energy
       Corporation's Current Report on Form 8-K/A dated July 15, 1994, and incorporated herein by reference)
  99.2 Rio Chitamena Purchase and Sale Agreement. (previously filed as an exhibit to Triton
       Energy Corporation's Current Report on Form 8-K/A dated July 15, 1994, and incorporated herein by reference)
  99.3 Integral Plan - Cusiana Oil Structure. (previously filed as an exhibit to Triton Energy
       Corporation's Current Report on Form 8-K/A dated July 15, 1994, and incorporated herein by reference)
  99.4 Letter Agreements with co-investor in Colombia. (previously filed as an exhibit to
       Triton Energy Corporation's Current Report on Form 8-K/A dated July 15, 1994, and incorporated herein by reference)
  99.5 Amended and Restated Oleoducto Central S.A. Agreement dated as of March 31,
       1995. (previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference)
*      Filed  herewith


     (1)  Management contract or compensatory plan or arrangement.


(b) Reports  on  Form  8-K

    Form 8-K filed on February 4, 2000 to announce results for year ended December 31, 1999.






                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  TRITON  ENERGY  LIMITED


                                                  By:/s/W. Greg Dunlevy
                                                     ---------------------------
                                                     W. Greg Dunlevy
                                                     Vice President, Finance

Date: May 12, 2000