Form 10-K/A
period 1999-12-31
TRITON ENERGY LTD
filed 2000-08-01
CIK 1009404

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K/A
                                (AMENDMENT NO. 3)
(Mark  One)
 (    X    )        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED: December 31, 1999

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



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Triton Energy Limited (the "Company") hereby amends Item 8 of its Annual Report on Form 10-K for the year ended December 31, 1999. The Company is amending this report to reflect a revision in the method pursuant to which the Company accounts for accumulated dividends on preference shares for purposes of determining earnings applicable to ordinary shares and earnings per share. The Company has included the dividends accumulated during each quarter in respect of its preference shares, whether or not declared for purposes of arriving at earnings applicable to ordinary shares, rather than including accumulated dividends only in the quarter when a dividend is declared, and is amending this report to reflect that change. This change in accounting methodology does not affect any balance sheet item or net earnings.






                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 3 to Annual Report on Form 10-K to be signed by the undersigned thereunto duly authorized on the 1st day of August, 2000.

                                       TRITON  ENERGY  LIMITED




                                       By:/s/W. Greg Dunlevy
                                          -------------------------------------
                                          W. Greg Dunlevy
                                          Vice President, Finance




     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 3 to Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 1st day of August, 2000.

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



PricewaterhouseCoopers  LLP
Dallas,  Texas
February 23, 2000






                     TRITON ENERGY LIMITED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)





                                                              YEAR ENDED DECEMBER 31,
                                                          --------------------------------
                                                            1999        1998       1997
                                                          ---------  ----------  ---------
SALES AND OTHER OPERATING REVENUES:
  Oil and gas sales                                       $247,878   $ 160,881   $145,419
  Gain on sale of oil and gas assets                           ---      67,737      4,077
                                                          ---------  ----------  ---------
                                                           247,878     228,618    149,496
                                                          ---------  ----------  ---------
COSTS AND EXPENSES:
  Operating                                                 68,130      73,546     51,357
  General and administrative                                23,636      26,653     28,607
  Depreciation, depletion and amortization                  61,343      58,811     36,828
  Writedown of assets                                          ---     328,630        ---
  Special charges                                            2,909      18,324        ---
                                                          ---------  ----------  ---------
                                                           156,018     505,964    116,792
                                                          ---------  ----------  ---------

          OPERATING INCOME (LOSS)                           91,860    (277,346)    32,704

Gain on sale of Triton Pipeline Colombia                       ---      50,227        ---
Interest income                                             10,579       3,258      5,178
Interest expense, net                                      (22,648)    (23,228)   (23,858)
Other income (expense), net                                 (3,614)      8,480      2,872
                                                          ---------  ----------  ---------

                                                           (15,683)     38,737    (15,808)
                                                          ---------  ----------  ---------

          EARNINGS (LOSS) BEFORE INCOME TAXES
               AND EXTRAORDINARY ITEM                       76,177    (238,609)    16,896
Income tax expense (benefit)                                28,620     (51,105)    11,301
                                                          ---------  ----------  ---------

          EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM         47,557    (187,504)     5,595
Extraordinary item - extinguishment of debt                    ---         ---    (14,491)
                                                          ---------  ----------  ---------

           NET EARNINGS (LOSS)                              47,557    (187,504)    (8,896)
ACCUMULATED DIVIDENDS ON PREFERENCE SHARES                  28,671       3,061        400
                                                          ---------  ----------  ---------

          EARNINGS (LOSS) APPLICABLE TO ORDINARY SHARES   $ 18,886   $(190,565)  $ (9,296)
                                                          =========  ==========  =========

Average ordinary shares outstanding                         36,135      36,609     36,471
                                                          =========  ==========  =========

BASIC EARNINGS (LOSS) PER ORDINARY SHARE:

   Earnings (loss) before extraordinary item              $   0.52   $   (5.21)  $   0.14
   Extraordinary item - extinguishment of debt                 ---         ---      (0.40)
                                                          ---------  ----------  ---------

           BASIC EARNINGS (LOSS)                          $   0.52   $   (5.21)  $  (0.26)
                                                          =========  ==========  =========

DILUTED EARNINGS (LOSS) PER ORDINARY SHARE:

   Earnings (loss) before extraordinary item              $   0.52   $   (5.21)  $   0.14
   Extraordinary item - extinguishment of debt                 ---         ---      (0.39)
                                                          ---------  ----------  ---------

           DILUTED EARNINGS (LOSS)                        $   0.52   $   (5.21)  $  (0.25)
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
                   ========  =========  ========


A reconciliation of the differences between the Company's applicable statutory tax rate and the Company's effective income tax rate follows:





                                                       YEAR ENDED DECEMBER 31,
                                                      ---------------------------
                                                       1999      1998     1997
                                                      -------  -------  ---------

Tax provision at statutory tax rate                     0.0 %    0.0 %      0.0 %
Increase (decrease) resulting from:
   Net change in valuation allowance                  (15.7)%    3.9 %    263.0 %
   Foreign items without tax benefit                   18.9 %  (34.9)%     77.8 %
   Income subject to tax in excess of statutory rate   36.6 %   32.6 %     36.9 %
   Current year change in NOL/credit carryforwards     (7.6)%   (4.8)%   (356.7)%

   Temporary differences:
      Oil and gas basis adjustments                     3.3 %   25.7 %     32.5 %
      Reimbursement of pre-commerciality costs          2.3 %   (1.1)%     13.2 %
   Other                                               (0.2)%    --- %      0.2 %
                                                      -------  -------  --------

                                                       37.6 %   21.4 %     66.9 %
                                                      =======  =======  =========





The components of the net deferred tax asset and liability were as follows:




                                                   DECEMBER 31, 1999               DECEMBER 31, 1998
                                             ------------------------------  -------------------------------
                                                                    OTHER                            OTHER
                                                U.S.    COLOMBIA   FOREIGN      U.S.    COLOMBIA    FOREIGN
                                             ---------  --------  ---------  ---------  ---------  ---------
Deferred tax asset:
  Net operating loss carryforwards           $157,558   $20,090   $  9,832   $145,475   $  7,992   $  7,219
  Depreciable/depletable property               1,748     8,778        ---      1,252     27,730        ---
  Credit carryforwards                          2,048       ---        ---      1,731      6,813        ---
  Reserves                                        819       ---        ---      2,502        ---        ---
  Other                                           176       ---        ---      1,505        ---        ---
                                             ---------  --------  ---------  ---------  ---------  ---------

Gross deferred tax asset                      162,349    28,868      9,832    152,465     42,535      7,219
Valuation allowances                          (72,908)   (8,778)       ---    (65,881)   (27,730)       ---
                                             ---------  --------  ---------  ---------  ---------  ---------

Net deferred tax asset                         89,441    20,090      9,832     86,584     14,805      7,219
                                             ---------  --------  ---------  ---------  ---------  ---------

Deferred tax liability:
  Depreciable/depletable property                 ---       ---    (16,509)       ---        ---    (10,454)
  Other                                        (1,213)      ---        ---       (473)       ---        ---
                                             ---------  --------  ---------  ---------  ---------  ---------

Net deferred tax asset (liability)             88,228    20,090     (6,677)    86,111     14,805     (3,235)
Less current deferred tax asset (liability)       ---    20,090        ---        ---        ---        ---
                                             ---------  --------  ---------  ---------  ---------  ---------

Noncurrent deferred tax asset (liability)    $ 88,228   $   ---   $ (6,677)  $ 86,111   $ 14,805   $ (3,235)
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
                                       ===========  ===========  ==========


Changes  in  ordinary  shares  held  in  treasury  were  as  follows:






                                 YEAR ENDED DECEMBER 31,
                                 -----------------------
                                  1998             1997
                                 ------           ------
Balance at beginning of year        73               40
   Purchase of treasury shares      64               33
   Retirement of treasury shares  (137)             ---
                                  -----           ------

Balance at end of year             ---               73
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



                                                     INCOME        SHARES        PER-SHARE
                                                  (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                                   ------------  ------------  ------------
YEAR ENDED DECEMBER 31, 1999:

  Net earnings                                     $     47,557
  Less: Accumulated dividends on
          preference shares                             (28,671)
                                                   ------------

  Earnings available to ordinary shareholders            18,886
          Basic earnings per ordinary share                         36,135     $    0.52
                                                                               ============
  Effect of dilutive securities
          Stock options                                    ---          62
                                                   ------------  ------------
  Earnings available to ordinary shareholders and
          assumed conversions                         $  18,886
                                                   ============
          Diluted earnings per ordinary share                       36,197     $    0.52
                                                                 ============  ============


                                                   INCOME        SHARES      PER-SHARE
                                                 (NUMERATOR)  (DENOMINATOR)   AMOUNT
                                                 -----------  -------------  ---------
YEAR ENDED DECEMBER 31, 1997:

Earnings before extraordinary item               $    5,595
Less: Accumulated dividends on
        preference shares                              (400)
                                                 -----------

Earnings available to ordinary shareholders           5,195
        Basic earnings per ordinary share                           36,471   $   0.14
                                                                             =========
Effect of dilutive securities
        Stock options                                   ---            457
        Convertible debentures                          ---             80
                                                 -----------  -------------
Earnings available to ordinary shareholders and
        assumed conversions                      $    5,195
                                                 ===========
        Diluted earnings per ordinary share                         37,008   $   0.14
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

22.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The Company has revised its method pursuant to which it accounts for accumulated dividends on preference shares for purposes of determining earnings applicable to ordinary shares and earnings per share. The Company has included the dividends accumulated during each quarter in respect of its preference shares, whether or not declared for purposes of arriving at earnings applicable to ordinary shares, rather than including accumulated dividends only in the quarter when a dividend is declared. This revision does not affect any balance sheet item or net earnings. The basic earnings (loss) per ordinary share amounts previously reported were $0.05, $(0.08), $0.32 and $0.24 for the first, second, third and fourth quarters in 1999, respectively. The diluted earnings (loss) per ordinary share amounts previously reported were $0.03, $(0.08), $0.20 and $0.23 for the first, second, third and fourth quarters in 1999, respectively. The basic earnings (loss) per ordinary share amounts previously reported were $1.29 and $(3.55) for the third and fourth quarters in 1998. The diluted earnings (loss) per ordinary share amount previously reported was $(3.55) for the fourth quarter in 1998. There were no changes to earnings per ordinary share for other periods presented.


                                                             QUARTER
                                             -------------------------------------------
                                               FIRST     SECOND     THIRD      FOURTH
                                             ---------  ----------  --------  ----------
YEAR ENDED DECEMBER 31, 1999:
  Sales and other operating revenues         $ 49,170   $  59,622   $ 67,295  $  71,791
  Gross profit                                 14,823      25,151     32,349     46,082
  Net earnings                                  1,887      10,883     11,762     23,025
  Basic earnings (loss) per ordinary share      (0.14)       0.11       0.12       0.44
  Diluted earnings (loss) per ordinary share    (0.14)       0.11       0.12       0.40
  Investment in affiliate                      86,704      88,179     91,008     93,188

YEAR ENDED DECEMBER 31, 1998:
  Sales and other operating revenues         $ 36,175   $  36,378   $105,862  $  50,203
  Gross profit (loss)                           8,409    (180,179)    73,751   (134,350)
  Net earnings (loss)                          42,912    (150,062)    47,208   (127,562)
  Basic earnings (loss) per ordinary share       1.17       (4.10)      1.29      (3.56)
  Diluted earnings (loss) per ordinary share     1.16       (4.10)      1.28      (3.56)
  Investment in affiliate                         ---         ---     82,511     84,735



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