Form 10-Q/A
period 1999-03-31
TRITON ENERGY LTD
filed 2000-08-02
CIK 1009404

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-Q/A
                                 (Amendment No. 1)


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
                                            -----------------------------

                  TRITON ENERGY LIMITED AND SUBSIDIARIES


  Triton Energy Limited (the "Company") hereby amends Item 1 of its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999. The Company is amending this report to reflect a revision in the method pursuant to which the Company accounts for accumulated dividends on preference shares for purposes of determining earnings applicable to ordinary shares and earnings per share. The Company has included the dividends accumulated during each quarter in respect of its preference shares, whether or not declared for purposes of arriving at earnings applicable to ordinary shares, rather than including accumulated dividends only in the quarter when a dividend is declared, and is amending this report to reflect that change. This change in accounting methodology does not affect any balance sheet item or net earnings.






                           PART I. FINANCIAL INFORMATION
                            ITEM 1. FINANCIAL STATEMENTS
                       TRITON ENERGY LIMITED AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)



                                                   1999       1998
                                                --------   --------

Oil and gas sales                               $ 49,170   $ 36,175

Costs and expenses:
  Operating                                       18,976     15,687
  General and administrative                       4,935      7,689
  Depreciation, depletion and amortization        15,371     12,079
  Special charges                                  1,220        ---
                                                --------   --------

                                                  40,502     35,455
                                                --------   --------

  Operating income                                 8,668        720

Gain on sale of Triton Pipeline Colombia             ---     50,227
Interest income                                    2,578        735
Interest expense, net                             (5,983)    (5,166)
Other income, net                                    923      1,492
                                                ---------  --------

                                                  (2,482)    47,288
                                                ---------  --------

  Earnings before income taxes                     6,186     48,008
Income tax expense                                 4,299      5,096
                                                ---------  --------

  Net earnings                                     1,887     42,912
Accumulated dividends on preference shares         6,973         94
                                                ---------  --------

  Earnings (loss) applicable to ordinary shares $ (5,086)   $42,818
                                                =========  ========

Average ordinary shares outstanding               36,663     36,566
                                                =========  ========

Basic earnings (loss) per ordinary share        $  (0.14)   $   1.17
                                                =========  ========

Diluted earnings (loss) per ordinary share      $  (0.14)   $   1.16
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

5.  EARNINGS  PER  ORDINARY  SHARE


The Company has revised its method pursuant to which it accounts for accumulated dividends on preference shares for purposes of determining earnings applicable to ordinary shares and earnings per share. The Company has included the dividends accumulated during each quarter in respect of its preference shares, whether or not declared for purposes of arriving at earnings applicable to ordinary shares, rather than including accumulated dividends only in the quarter when a dividend is declared. This revision does not affect any balance sheet item or net earnings. For the three months ended March 31, 1999, the earnings per ordinary share amounts previously reported were $0.05 and $0.03 on a basic and diluted basis, respectively. There were no changes to earnings per ordinary share for the other period presented.


For the three months ended March 31, 1999, the computation of diluted net loss per ordinary share was antidilutive, and therefore, the amounts for basic and diluted net loss per ordinary share were the same.


The following table reconciles the numerators and denominators of the basic and diluted earnings per ordinary share computation for earnings from continuing operations for the three months ended March 31, 1998.

                                               INCOME                 SHARES              PER-SHARE
                                             (NUMERATOR)           (DENOMINATOR)           AMOUNT
                                             -----------           -------------          ---------

THREE  MONTHS  ENDED  MARCH  31,  1998:


Net earnings                                 $   42,912
Less: Accumulated dividends on
        preference shares                           (94)
                                             -----------

Earnings available to ordinary shareholders      42,818
Basic earnings per ordinary share                                       36,566            $   1.17
                                                                                          =========
Effect of dilutive securities:
Stock options                                      ---                     119
Convertible debentures                             ---                      29
5% Preference Shares                                94                     218
                                             -----------           -------------
Earnings available to ordinary shareholders
     and assumed conversions                 $  42,912
                                             ===========
 Diluted earnings per ordinary share                                    36,932            $   1.16
                                                                   =============          =========

At March 31, 1999, approximately 5,000,000 shares of 8% Preference Shares and approximately 209,600 shares of 5% Preference Shares were outstanding. Each 8% Preference Share is convertible any time into four ordinary shares, subject to adjustment in certain events. Each 5% Preference Share is convertible any time into one ordinary share, subject to adjustment in certain events. The
8% Preference Shares and 5% Preference Shares were not included in the computation of diluted earnings per ordinary share because the effect of assuming conversion was antidilutive.


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
            Between  Triton  Energy  Limited  and  The  Chase  Manhattan Bank
            relating to  the  8  3/4%  Senior  Notes  due  2002.  (24)
     10.54  Amended  and  Restated  Second  Supplemental Indenture dated July  25,
            1997, Between  Triton  Energy  Limited  and  The  Chase  Manhattan Bank
            relating to  the  9  1/4%  Senior  Notes  due  2005.  (24)
     10.55  Share  Purchase  Agreement dated July 17, 1998 ,among Triton Energy  Limited,
            Triton Asia  Holdings,  Inc.,  Atlantic  Richfield  Company and ARCO JDA
            Limited.  (9)
     10.56  Shareholders  Agreement  dated  August 3, 1998, among Triton Energy  Limited,
            Triton Asia  Holdings,  Inc.,  Atlantic  Richfield Company, and ARCO JDA
            Limited.  (9)
     10.57  Stock  Purchase  Agreement  dated  as  of  August  31, 1998, between  Triton
            Energy Limited  and  HM4  Triton,  L.P.  (6)
     10.58  Shareholders  Agreement  dated  as  of  September  30, 1998, between  Triton
            Energy Limited  and  HM4  Triton,  L.P.  (6)
     10.59  Financial Advisory Agreement dated as of September 30, 1998, between  Triton
            Energy Limited  and  Hicks,  Muse  &  Co.  Partners,  L.P.  (6)
     10.60  Monitoring and Oversight Agreement dated as of September 30, 1998,  between
            Triton Energy  Limited  and  Hicks,  Muse  &  Co.  Partners,  L.P.  (6)
     10.61  Severance  Agreement  dated  as  of  July  15, 1998, between Thomas  G.  Finck and  Triton Energy  Limited.  (6)
     10.62  Severance  Agreement  dated  April 9, 1999, made and entered into  by  and among  Triton Energy Limited, Triton Exploration Services, Inc. and Peter Rugg.
            (28)
     10.63  Consulting  and  Non-Compete  Agreement dated April 9, 1999, made  and  entered into By  and between Triton Exploration Services, Inc. and Peter Rugg.(28)
     10.64  Third  Amendment  to  Amended  and  Restated 1985 Restricted Stock  Plan.
     12.1   Computation  of  Ratio  of  Earnings  to  Fixed Charges.(28)
     12.2   Computation  of  Ratio  of Earnings to Combined Fixed Charges and  Preference
            Dividends. (28)
     27.1   Financial  Data  Schedule.  (29)
     99.1   Heads  of  Agreement for the Supply of Gas from Block A-18 of the
            Malaysia-Thailand  Joint  Development  Area.  (10)
     99.2   Rio  Chitamena  Association  Contract.  (25)
     99.2   Rio  Chitamena  Purchase  and  Sale  Agreement.  (25)
     99.3   Integral  Plan  -  Cusiana  Oil  Structure.  (25)
     99.4   Letter  Agreements  with  co-investor  in  Colombia.  (25)
     99.5   Colombia  Pipeline  Memorandum  of  Understanding.  (25)
     99.6   Amended  and  Restated Oleoducto Central S.A. Agreement dated as  of  March  31,
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

     (6)  Previously  filed as an exhibit to Triton Energy Corporation's Quarterly Report on
          Form 10-Q for the  quarter  ended  September  30,  1998,  and  incorporated  herein by  reference.
     (7)  Previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A
          (Amendment No. 3) dated January 31, 1999, and incorporated herein by reference.
     (8)  Previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form
          10-Q for the quarter ended November 30, 1993, and incorporated by reference herein.
     (9)  Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
          quarter ended June 30, 1998, and incorporated herein by reference.
     (10) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
          quarter ended March 31, 1998, and incorporated herein by reference.
     (11) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.
     (12) Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
          10-K for the fiscal year ended May 31, 1992 ,and incorporated herein by reference.
     (13) Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
          10-K for the fiscal year ended May 31, 1989, and incorporated by reference herein.
     (14) Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
          10-K for the fiscal year ended May 31, 1990, and incorporated herein by reference.
     (15) Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
          10-K for the fiscal year ended May 31, 1993, and incorporated by reference herein.
     (16) Previously  filed  as an exhibit to Triton Energy Corporation's Quarterly Report on
          Form 10-Q for  the  quarter  ended  November  30,  1988,  and  incorporated  herein by reference.
     (17) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and incorporated herein by reference.
     (18) Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
          10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.
     (19) Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
          10-K for the fiscal year ended May 31, 1991, and incorporated herein by reference.
     (20) Previously filed as an exhibit to Triton Energy Corporation's current report on Form
          8-K dated April 21, 1994, and incorporated by reference herein.
     (21) Previously filed as an exhibit to Triton Energy Corporation's Current Report on Form
          8-K dated May 26, 1995, and incorporated herein by reference.
     (22) Previously filed as an exhibit to the Company's Annual Report on Form
          10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.
     (23) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
          quarter ended March 31, 1997, and incorporated herein by reference.
     (24) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
          quarter ended June 30, 1997, and incorporated herein by reference.
     (25) Previously filed as an exhibit to Triton Energy Corporation's current report on Form
          8-K/A dated July 15, 1994, and incorporated by reference herein.
     (26) Previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form
          10-Q for the quarter ended June 30, 1995, and incorporated herein by reference.
     (27) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference
     (28) Previously filed herewith.
     (29) Filed herewith.




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



Date:   August 1, 2000