Form 10-Q/A
period 1999-06-30
TRITON ENERGY LTD
filed 2000-08-02
CIK 1009404

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-Q/A
                                 (Amendment No.1)


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
                                            ----------------------------


                  TRITON ENERGY LIMITED AND SUBSIDIARIES


  Triton Energy Limited (the "Company") hereby amends Item 1 of its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999. The Company is amending this report to reflect a revision in the method pursuant to which the Company accounts for accumulated dividends on preference shares for purposes of determining earnings applicable to ordinary shares and earnings per share. The Company has included the dividends accumulated during each quarter in respect of its preference shares, whether or not declared for purposes of arriving at earnings applicable to ordinary shares, rather than including accumulated dividends only in the quarter when a dividend is declared, and is amending this report to reflect that change. This change in accounting methodology does not affect any balance sheet item or net earnings.




                           PART I. FINANCIAL INFORMATION
                            ITEM 1. FINANCIAL STATEMENTS
                       TRITON ENERGY LIMITED AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)








                                               THREE MONTHS ENDED     SIX MONTHS ENDED
                                                    JUNE 30,                JUNE 30,
                                             ---------------------  ---------------------
                                                1999       1998        1999       1998
                                              --------  ----------  ---------  ----------

Oil and gas sales                             $59,622   $  36,378   $108,792   $  72,553

Costs  and  expenses:
  Operating                                    19,186      21,081     38,162      36,768
  General and administrative                    4,843       6,495      9,778      14,184
  Depreciation, depletion and amortization     15,285      12,804     30,656      24,883
  Writedown of assets                             ---     182,672        ---     182,672
  Special charges                                 ---         ---      1,220         ---
                                              --------  ----------  ---------  ----------
                                               39,314     223,052     79,816     258,507
                                              --------  ----------  ---------  ----------

        Operating income (loss)                20,308    (186,674)    28,976    (185,954)

Gain on sale of Triton Pipeline Colombia          ---         ---        ---      50,227
Interest income                                 2,660         757      5,238       1,492
Interest expense, net                          (5,954)     (5,154)   (11,937)    (10,320)
Other income (loss), net                         (716)      1,536        207       3,028
                                              --------  ----------  ---------  ----------
                                               (4,010)     (2,861)    (6,492)     44,427
                                              --------  ----------  ---------  ----------

        Earnings (loss) before income taxes    16,298    (189,535)    22,484    (141,527)
Income tax expense (benefit)                    5,415     (39,473)     9,714     (34,377)
                                              --------  ----------  ---------  ----------

        Net earnings (loss)                    10,883    (150,062)    12,770    (107,150)
Accumulated dividends on preference shares      6,972          90     13,945         184
                                              --------  ----------  ---------  ----------

        Earnings (loss) applicable to
           ordinary shares                    $ 3,911  $ (150,152)  $ (1,175)  $(107,334)
                                              ========  ==========  =========  ==========

Average ordinary shares outstanding            36,350      36,595     36,505      36,581
                                              ========  ==========  =========  ==========

Basic and diluted earnings (loss)
   per ordinary share                         $  0.11   $   (4.10)  $  (0.03)  $   (2.93)
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

8.     EARNINGS  PER  ORDINARY  SHARE

The Company has revised its method pursuant to which it accounts for accumulated dividends on preference shares for purposes of determining earnings applicable to ordinary shares and earnings per share. The Company has included the dividends accumulated during each quarter in respect of its preference shares, whether or not declared for purposes of arriving at earnings applicable to ordinary shares, rather than including accumulated dividends only in the quarter when a dividend is declared. This revision does not affect any balance sheet item or net earnings. For the three months ended June 30, 1999, the earnings (loss) per ordinary share amounts previously reported were $(0.08) on a basic and diluted basis. There were no changes to earnings per ordinary share for other periods presented.

For the six months ended June 30, 1999 and the three and six months ended June 30, 1998, the computation of diluted net loss per ordinary share was antidilutive, and therefore, the amounts for basic and diluted net loss per ordinary share where the same.

The following table reconciles the numberators and denominators of the basic and diluted earnings per ordinary share computation for earnings from continuing operations for the three months ended June 30, 1999



                                               INCOME                  SHARES              PER-SHARE
                                             (NUMERATOR)            (DENOMINATOR)           AMOUNT
                                             -----------            -------------          ---------
THREE MONTHS ENDED JUNE 30, 1999:
Net earnings                                 $   10,883
Less: Accumulated dividends on
        preference shares                        (6,972)
                                             -----------

Earnings available to ordinary shareholders       3,911
   Basic earnings per ordinary share                                      36,350           $  0.11
                                                                                           =========
Effect of dilutive securities:

   Stock options                                    ---                       55
                                             -----------            -------------
Earnings available to ordinary shareholders
      and assumed conversions                $    3,911
                                             ===========
   Diluted earnings per ordinary share                                    36,405           $   0.11
                                                                    =============          =========


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