Form 10-Q/A
period 1999-09-30
TRITON ENERGY LTD
filed 2000-08-02
CIK 1009404

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
                                              -------------------------------




                     TRITON ENERGY LIMITED AND SUBSIDIARIES


  Triton Energy Limited (the "Company") hereby amends Item 1 of its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999. The Company is amending this report to reflect a revision in the method pursuant to which the Company accounts for accumulated dividends on preference shares for purposes of determining earnings applicable to ordinary shares and earnings per share. The Company has included the dividends accumulated during each quarter in respect of its preference shares, whether or not declared for purposes of arriving at earnings applicable to ordinary shares, rather than including accumulated dividends only in the quarter when a dividend is declared, and is amending this report to reflect that change. This change in accounting methodology does not affect any balance sheet item or net earnings.




                           PART I. FINANCIAL INFORMATION
                            ITEM 1. FINANCIAL STATEMENTS
                       TRITON ENERGY LIMITED AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)




                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------  ---------------------
                                                         1999        1998      1999       1998
                                                        --------  ---------  ---------  ----------

Sales  and  other  operating  revenues:
  Oil and gas sales                                     $67,295   $ 42,625   $176,087   $ 115,178
  Gain on sale of oil and gas assets                        ---     63,237        ---      63,237
                                                        --------  ---------  ---------  ----------

                                                         67,295    105,862    176,087     178,415
                                                        --------  ---------  ---------  ----------

Costs and expenses:
  Operating                                              20,198     18,299     58,360      55,067
  General and administrative                              5,587      6,405     15,365      20,589
  Depreciation, depletion and amortization               14,748     13,812     45,404      38,695
  Writedown of assets                                       ---        ---        ---     182,672
  Special charges                                         2,377     15,000      3,597      15,000
                                                        --------  ---------  ---------  ----------

                                                         42,910     53,516    122,726     312,023
                                                        --------  ---------  ---------  ----------

        Operating income (loss)                          24,385     52,346     53,361    (133,608)

Gain on sale of Triton Pipeline Colombia                    ---        ---        ---      50,227
Interest income                                           2,599        838      7,837       2,330
Interest expense, net                                    (5,599)    (6,785)   (17,536)    (17,105)
Other income, net                                         1,068      3,595      1,275       6,623
                                                        --------  ---------  ---------  ----------

                                                         (1,932)    (2,352)    (8,424)     42,075
                                                        --------  ---------  ---------  ----------

        Earnings (loss) before income taxes              22,453     49,994     44,937     (91,533)
Income tax expense (benefit)                             10,691      2,786     20,405     (31,591)
                                                        --------  ---------  ---------  ----------

        Net earnings (loss)                              11,762     47,208     24,532     (59,942)
Accumulated dividends on preference shares                7,363         90     21,308         274
                                                        --------  ---------  ---------  ----------

        Earnings (loss) applicable to ordinary shares   $ 4,399   $ 47,118   $  3,224   $ (60,216)
                                                        ========  =========  =========  ==========

Average ordinary shares outstanding                      35,785     36,634     36,263      36,599
                                                        ========  =========  =========  ==========

Basic earnings (loss) per ordinary share                $  0.12   $   1.29   $   0.09   $   (1.65)
                                                        ========  =========  =========  ==========
Diluted earnings (loss) per ordinary share              $  0.12   $   1.28   $   0.09   $   (1.65)
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

9.     EARNINGS  PER  ORDINARY  SHARE



The Company has revised its method pursuant to which it accounts for accumulated dividends on preference shares for purposes of determining earnings applicable to ordinary shares and earnings per share. The Company has included the dividends accumulated during each quarter in respect of its preference shares, whether or not declared for purposes of arriving at earnings applicable to ordinary shares, rather than including accumulated dividends only in the quarter when a dividend is declared. This revision does not affect any balance sheet item or net earnings. For the three months ended September 30, 1999, the earnings per ordinary share amounts previously reported were $0.32 and $0.20 on a basic and diluted basis, respectively. For the nine months ended September 30, 1999, the earnings per ordinary share amounts previously reported were $0.29 on a basic and diluted basis. For the three months ended September 30, 1998, the earnings per ordinary share amounts previously reported were $1.28 on a basic and diluted basis. There were no changes to earnings per ordinary share for other periods presented.

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



                                                INCOME        SHARES      PER-SHARE
                                              (NUMERATOR)  (DENOMINATOR)   AMOUNT
                                              -----------  -------------  ----------
THREE MONTHS ENDED SEPTEMBER 30, 1998:

  Net earnings                                $   47,208
  Less: Accumulated dividends on
         preference shares                           (90)
                                              -----------

  Earnings available to ordinary shareholders     47,118
    Basic earnings per ordinary share                            36,634   $    1.29
                                                                          ==========
  Effect of dilutive securities:
    8% Preference shares                             ---             79
    Stock options                                    ---             59
    5% Preference shares                              90            212
                                              -----------  -------------
  Earnings available to ordinary shareholders
      and assumed conversions                 $   47,208
                                              ===========
        Diluted earnings per ordinary share                      36,984   $    1.28
                                                           ============   ==========



                                                INCOME        SHARES      PER-SHARE
                                              (NUMERATOR)  (DENOMINATOR)   AMOUNT
                                              -----------  -------------  ---------
THREE MONTHS ENDED SEPTEMBER 30, 1999:

  Net earnings                                $   11,762
  Less: Accumulated dividends on
          preference shares                       (7,363)
                                              -----------

  Earnings available to ordinary shareholders      4,399
    Basic earnings per ordinary share                            35,785   $    0.12
                                                                          ==========
  Effect of dilutive securities:
    Stock options                                    ---             62
                                              -----------  -------------
  Earnings available to ordinary shareholders
      and assumed conversions                 $    4,399
                                              ===========
        Diluted earnings per ordinary share                      35,847   $    0.12
                                                           ============   ==========


                                                INCOME        SHARES      PER-SHARE
                                              (NUMERATOR)  (DENOMINATOR)   AMOUNT
                                              -----------  -------------  ----------
NINE MONTHS ENDED SEPTEMBER 30, 1999:


  Net earnings                                $   24,532
  Less: Accumulated dividends on
          preference shares                      (21,308)
                                              -----------

  Earnings available to ordinary shareholders      3,224
    Basic earnings per ordinary share                            36,263   $    0.09
                                                                          ==========
  Effect of dilutive securities:
    Stock options                                   ---              41
                                              -----------  -------------
  Earnings available to ordinary shareholders
      and assumed conversions                 $    3,224
                                              ===========
        Diluted earnings per ordinary share                      36,304   $    0.09
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



  3.1  Memorandum  of  Association.  (1)
  3.2  Articles of Association. (1)
  4.1  Specimen Share Certificate of Ordinary Shares, $.01 par value, of the Company. (2)
  4.2  Rights Agreement dated as of March 25, 1996, between Triton and The Chase
       Manhattan Bank, as Rights Agent, including, as Exhibit A thereto, Resolutions establishing the Junior Preference Shares. (1)
  4.3  Resolutions Authorizing the Company's 5% Convertible Preference Shares. (3)
  4.4  Amendment No. 1 to Rights Agreement dated as of August 2, 1996, between Triton
       Energy Limited and The Chase Manhattan Bank, as Rights Agent. (4)
  4.5  Amendment No. 2 to Rights Agreement dated as of August 30, 1998, between Triton
       Energy Limited and The Chase Manhattan Bank, as Rights Agent. (5)
  4.6  Unanimous Written Consent of the Board of Directors authorizing a Series of
       Preference Shares. (6)
  4.7  Amendment No. 3 to Rights Agreement dated as of January 5, 1999, between Triton
       Energy Limited and The Chase Manhattan Bank, as Rights Agent. (7)
 10.1  Amended and Restated  Retirement Income Plan. (8)
 10.2  Amendment to the Retirement Income Plan dated August 1, 1998. (9)
 10.3  Amendment to Amended and Restated Retirement Income Plan dated
       December 31, 1996. (10)
 10.4  Amended and Restated Supplemental Executive Retirement Income Plan. (11)
 10.5  1981 Employee Non-Qualified Stock Option Plan. (12)
 10.6  Amendment No. 1 to the 1981 Employee Non-Qualified Stock Option Plan. (13)
 10.7  Amendment No. 2 to the 1981 Employee Non-Qualified Stock Option Plan. (12)
 10.8  Amendment No. 3 to the 1981 Employee Non-Qualified Stock Option Plan. (8)
 10.9  1985 Stock Option Plan. (14)
10.10  Amendment No. 1 to the 1985 Stock Option Plan. (12)
10.11  Amendment No. 2 to the 1985 Stock Option Plan. (8)
10.12  Amended and Restated 1986 Convertible Debenture Plan. (8)
10.13  1988 Stock Appreciation Rights Plan. (15)
10.14  1989 Stock Option Plan. (16)
10.15  Amendment No. 1 to 1989 Stock Option Plan. (12)
10.16  Amendment No. 2 to 1989 Stock Option Plan. (8)
10.17  Second Amended and Restated 1992 Stock Option Plan.(17)
10.18  Form  of  Amended  and  Restated  Employment  Agreement with
       Triton  Energy  Limited and certain officers. (11)
10.19  Amended and Restated Employment Agreement among Triton Energy Limited, Triton
       Exploration Services, Inc. and Robert B. Holland, III. (6)
10.20  Form of Amended and Restated Employment Agreement among Triton Energy Limited,
       Triton Exploration Services, Inc. and each of Peter Rugg and Al E. Turner. (6)
10.21  Letter Agreement among Triton Energy Limited, Triton Exploration Services,  Inc.
       and Robert B. Holland, III dated December 17, 1998. (27)
10.22  Letter Agreement among Triton Energy Limited, Triton Exploration Services,  Inc.
       and Peter Rugg dated December 10, 1998. (27)
10.23  Form of Bonus Agreement between Triton Exploration Services,  Inc. and each of
       Al E. Turner, Robert B. Holland, III, and Peter Rugg dated July 15, 1998. (27)
10.24  Amended and Restated 1985 Restricted Stock Plan. (8)
10.25  First Amendment to Amended and Restated 1985 Restricted Stock Plan. (18)
10.26  Second Amendment to Amended and Restated 1985 Restricted Stock Plan. (17)
10.27  Executive Life Insurance Plan. (19)
10.28  Long Term Disability Income Plan. (19)
10.29  Amended and Restated Retirement Plan for Directors. (14)
10.30  Contract for Exploration and Exploitation for Santiago de Atalayas I with an effective date of July 1, 1982, between Triton Colombia, Inc., and Empresa Colombiana
       De Petroleos. (14)
10.31  Contract for Exploration and Exploitation for Tauramena with an effective date of July
       4, 1988, between Triton Colombia, Inc., and Empresa Colombiana De Petroleos. (14)
10.32  Summary of Assignment legalized by Public Instrument No. 1255 dated September 15,
       1987 (Assignment is in Spanish language). (15)
10.33  Summary of Assignment legalized by Public Instrument No. 1602 dated June 11, 1990
       (Assignment is in Spanish language). (15)
10.34  Summary of Assignment legalized by Public Instrument No. 2586 dated September 9,
       1992 (Assignment is in Spanish language). (15)
10.35  401(K) Savings Plan. (8)
10.36  Amendment to the 401(k) Savings Plan dated August 1, 1998. (9)
10.37  Amendment to 401(k) Savings Plan dated December 31, 1996. (10)
10.38  Contract between Malaysia-Thailand and Joint Authority and Petronas Carigali
       SDN.BHD. and Triton Oil Company of Thailand relating to Exploration and Production of  Petroleum for Malaysia-Thailand Joint Development Area Block A-18. (20)
10.39  Triton Crude Purchase Agreement between Triton Colombia, Inc. and Oil Co., LTD.
       dated May 25, 1995. (21)
10.40  Credit Agreement among Triton Colombia, Inc., Triton Energy Corporation,
       NationsBank, N.A. (Carolinas) and Export-Import Bank of the United States. (18)
10.41  Amendment No. 1 to Credit Agreement among Triton Colombia, Inc., Triton Energy
       Corporation, NationsBank, N.A. (Carolinas) and Export-Import Bank of the United
       States. (18)
10.42  Amendment  No.  2 to Credit Agreement among Triton Colombia, Inc., Triton Energy
       Corporation, NationsBank, N.A. (Carolinas) and Export-Import Bank of the United
       States. (17)
10.43  Amendment No. 3 to Credit Agreement among Triton Colombia, Inc., Triton Energy
       Corporation, NationsBank, N.A. (Carolinas) and Export-Import Bank of the United
       States. (10)
10.44  Form of Indemnity Agreement entered into with each director and officer of the
       Company. (6)
10.45  Description of Performance Goals for Executive Bonus Compensation. (22)
10.46  Stock Purchase Agreement dated September 2, 1997, between The Strategic
       Transaction Company and Triton International Petroleum, Inc. (11)
10.47  Fourth Amendment to Stock Purchase Agreement dated February 2, 1998, between
       The Strategic Transaction Company and Triton International Petroleum, Inc. (11)
10.48  Amended and Restated 1997 Share Compensation Plan. (27)
10.49  First Amendment to Amended and Restated Retirement Plan for Directors. (11)
10.50  First Amendment to Second Amended and Restated 1992 Stock Option Plan. (23)
10.51  Second Amendment to Second Amended and Restated 1992 Stock Option Plan. (11)
10.52  Amended and Restated Indenture dated July 25, 1997, between Triton Energy
       Limited and The Chase Manhattan Bank. (24)
10.53  Amended and Restated First Supplemental Indenture dated July 25, 1997, between
       Triton Energy Limited and The Chase Manhattan Bank relating to the 8 3/4%
       Senior Notes due 2002. (24)
10.54  Amended and Restated Second Supplemental Indenture dated July 25, 1997, between Triton Energy Limited and The Chase Manhattan Bank relating to the
       9 1/4% Senior Notes due 2005. (24)
10.55  Share Purchase Agreement dated July 17, 1998 ,among Triton Energy Limited, Triton
       Asia Holdings, Inc., Atlantic Richfield Company and ARCO JDA Limited. (9)
10.56  Shareholders Agreement dated August 3, 1998, among Triton Energy Limited, Triton
       Asia Holdings, Inc., Atlantic Richfield Company, and ARCO JDA Limited. (9)
10.57  Stock Purchase Agreement dated as of August 31, 1998, between Triton Energy
       Limited and HM4 Triton, L.P. (6)
10.58  Shareholders Agreement dated as of September 30, 1998, between Triton Energy
       Limited and HM4 Triton, L.P. (6)
10.59  Financial Advisory Agreement dated as of September 30, 1998, between Triton Energy
       Limited and Hicks, Muse & Co. Partners, L.P. (6)
10.60  Monitoring and Oversight Agreement dated as of September 30, 1998, between Triton
       Energy Limited and Hicks, Muse & Co. Partners, L.P. (6)
10.61  Severance Agreement dated as of July 15, 1998, between Thomas G. Finck and Triton
       Energy Limited. (6)
10.62  Severance Agreement dated April 9, 1999, made and entered into by and among Triton
       Energy Limited, Triton Exploration Services, Inc. and Peter Rugg. (28)
10.63  Consulting and Non-Compete Agreement dated April 9, 1999, made and entered into by and between Triton Exploration Services, Inc. and Peter Rugg. (28)
10.64  Third Amendment to Amended and Restated 1985 Restricted Stock Plan. (28)
10.65  Amendment to Triton Exploration Services, Inc. Retirement Income Plan. (29)
10.66  Amendment to the Triton Exploration Services, Inc. Supplemental Executive
       Retirement Plan. (29)
10.67  Third Amendment to the Second Amended and Restated 1992 Stock Option Plan. (29)
10.68  First Amendment to the Amended and Restated 1997 Share Compensation Plan. (29)
10.69  Amended and Restated Employment Agreement dated July 15, 1998 among
       Triton Exploration Services, Inc., Triton Energy Limited and A.E. Turner, III. (29)
10.70  Amended Employment Agreement among Triton Exploration Services, Inc.,
       Triton Energy Limited and certain officers. (29)
10.71  Second Amendment to Retirement Plan for Directors. (29)
10.72  Amendment to Triton Exploration Services, Inc. 401 (k) Savings Plan. (29)
10.73  Amendment No. 1 to Shareholders Agreement between Triton Energy Limited
       And HM4 Triton. (29)
10.74  Amendment No. 4 to the 1981 Employee Nonqualified Stock Option Plan. (29)
10.75  Amendment No. 3 to the 1985 Stock Option Plan. (29)
10.76  Amendment No. 3 to the 1989 Stock Option Plan. (29)
10.77  Supplemental Letter Agreement dated October 28, 1999, among Triton Energy
       Limited, Triton Asia Holdings, Inc., Atlantic Richfield Company, and ARCO JDA
       Limited. (30)
10.78  Gas Sales Agreement dated October 30, 1999 among the Malaysia-Thailand Joint
       Authority, and Petronas Carigali (JDA) Sdn Bhd, Triton Oil Company of Thailand,
       Triton Oil Company of Thailand (JDA) Limited, as Sellers, and with Petroleum
       Authority of Thailand and Petroliam Nasional Berhad, as Buyers. (30)
12.1   Computation of Ratio of Earnings to Fixed Charges. (30)
12.2   Computation of Ratio of Earnings to Combined Fixed Charges and Preference
       Dividends. (30)
27.1   Financial Data Schedule.(31)
99.1   Heads of Agreement for the Supply of Gas from Block A-18 of the Malaysia-Thailand
       Joint Development Area. (10)
99.2   Rio Chitamena Association Contract. (25)
99.2   Rio Chitamena Purchase and Sale Agreement. (25)
99.3   Integral Plan - Cusiana Oil Structure. (25)
99.4   Letter Agreements with co-investor in Colombia. (25)
99.5   Colombia Pipeline Memorandum of Understanding. (25)
99.6   Amended and Restated Oleoducto Central S.A. Agreement dated as of March 31,
       1995. (26)


---------------

(1)  Previously filed as an exhibit to the Company's Registration Statement on Form S-3
     (No 333-08005) and incorporated herein by reference.
(2)  Previously filed as an exhibit to the Company's Registration Statement on Form 8-A dated March 25, 1996, and incorporated herein by reference.
(3)  Previously filed as an exhibit to the Company's and Triton Energy Corporation's
     Registration Statement on Form S-4 (No. 333-923) and incorporated herein by reference.
(4)  Previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A
     (Amendment No. 1) dated August 14, 1996, and incorporated herein by reference.
(5)  Previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A
     (Amendment No. 2) dated October 2, 1998, and incorporated herein by reference.
(6)  Previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on
     Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.
(7)  Previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A
     (Amendment No. 3) dated January 31, 1999, and incorporated herein by reference.
(8)  Previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form
     10-Q for the quarter ended November 30, 1993, and incorporated by reference herein.
(9)  Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
     quarter ended June 30, 1998, and incorporated herein by reference.
(10) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
     quarter ended March 31, 1998, and incorporated herein by reference.
(11) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.
(12) Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
     10-K for the fiscal year ended May 31, 1992 ,and incorporated herein by reference.
(13) Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
     10-K for the fiscal year ended May 31, 1989, and incorporated by reference herein.
(14) Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
     10-K for the fiscal year ended May 31, 1990, and incorporated herein by reference.
(15) Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
     10-K for the fiscal year ended May 31, 1993, and incorporated by reference herein.
(16) Previously  filed  as an exhibit to Triton Energy Corporation's Quarterly Report  on
     Form  10-Q  for  the quarter ended November 30, 1988, and incorporated herein by reference.
(17) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
     quarter ended March 31, 1996, and incorporated herein by reference.
(18) Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
     10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.
(19) Previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
     10-K for the fiscal year ended May 31, 1991, and incorporated herein by reference.
(20) Previously filed as an exhibit to Triton Energy Corporation's current report on Form
     8-K dated April 21, 1994, and incorporated by reference herein.
(21) Previously filed as an exhibit to Triton Energy Corporation's Current Report on Form
     8-K dated May 26, 1995, and incorporated herein by reference.
(22) Previously filed as an exhibit to the Company's Annual Report on Form
     10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.
(23) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
     quarter ended March 31, 1997, and incorporated herein by reference.
(24) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
     quarter ended June 30, 1997, and incorporated herein by reference.
(25) Previously filed as an exhibit to Triton Energy Corporation's current report on Form
     8-K/A dated July 15, 1994, and incorporated by reference herein.
(26) Previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form
     10-Q for the quarter ended June 30, 1995, and incorporated herein by reference.
(27) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference
(28) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference.
(29) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference.
(30) Previously filed herewith.
(31) Filed herewith.




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