Form 10-Q/A
period 2000-03-31
TRITON ENERGY LTD
filed 2000-08-02
CIK 1009404

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
                                            -----------------------------




                    TRITON ENERGY LIMITED AND SUBSIDIARIES


  Triton Energy Limited (the "Company") hereby amends Item 1 of its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000. The Company is amending this report to reflect a revision in the method pursuant to which the Company accounts for accumulated dividends on preference shares for purposes of determining earnings applicable to ordinary shares and earnings per share. The Company has included the dividends accumulated during each quarter in respect of its preference shares, whether or not declared for purposes of arriving at earnings applicable to ordinary shares, rather than including accumulated dividends only in the quarter when a dividend is declared, and is amending this report to reflect that change. This change in accounting methodology does not affect any balance sheet item or net earnings.




                           PART I. FINANCIAL INFORMATION
                            ITEM 1. FINANCIAL STATEMENTS
                       TRITON ENERGY LIMITED AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)










                                                      THREE MONTHS ENDED MARCH 31,
                                                      ----------------------------
                                                        2000                1999
                                                      --------            --------

Oil and gas sales                                     $74,505             $49,170

Costs and expenses:
  Operating                                            15,831              18,976
  General and administrative                            4,575               4,935
  Depreciation, depletion and amortization             14,009              15,371
  Special charges                                         ---               1,220
                                                      --------            --------

                                                       34,415              40,502
                                                      --------            --------

        Operating income                               40,090               8,668

Interest income                                         2,777               2,578
Interest expense, net                                  (4,750)             (5,983)
Other income (expense), net                            (1,042)                923
                                                      --------            --------

                                                       (3,015)             (2,482)
                                                      --------            --------

        Earnings before income taxes                   37,075               6,186
Income tax expense                                     10,551               4,299
                                                      --------            --------

        Net earnings                                   26,524               1,887
Accumulated dividends on preference shares              7,341               6,973
                                                      --------            --------

        Earnings (loss) applicable to ordinary shares $19,183             $(5,086)
                                                      ========            ========

Average ordinary shares outstanding                    35,895              36,663
                                                      ========            ========

Basic earnings (loss) per ordinary share              $  0.53             $ (0.14)
                                                      ========            ========

Diluted earnings (loss) per ordinary share            $  0.45             $ (0.14)
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
                                            =======     =======


4.  EARNINGS  PER  ORDINARY  SHARE

The Company has revised its method pursuant to which it accounts for accumulated dividends on preference shares for purposes of determining earnings applicable to ordinary shares and earnings per share. The Company has included the dividends accumulated during each quarter in respect of its preference shares, whether or not declared for purposes of arriving at earnings applicable to ordinary shares, rather than including accumulated dividends only in the quarter when a dividend is declared. This revision does not affect any balance sheet item or net earnings. For the three months ended March 31, 2000, the earnings per ordinary share amounts previously reported were $0.73 and $0.45 on a basic and diluted basis, respectively. For the three months ended March 31, 1999, the earnings per ordinary share amounts previously reported were $0.05 and $0.03 on a basic and diluted basis, respectively.

For the three months ended March 31, 1999, the computation of diluted net loss per ordinary share was antidilutive, and therefore, the amounts for basic and diluted net loss per ordinary share were the same.

The following table reconciles the numerators and denominators of the basic and diluted earnings per ordinary share computation for earnings from continuing operations for the three months ended March 31, 2000.



                                               INCOME                  SHARES              PER-SHARE
                                             (NUMERATOR)            (DENOMINATOR)           AMOUNT
                                             -----------            -------------          ---------
THREE MONTHS ENDED MARCH 31, 2000:
Net earnings                                 $   26,524
Less: Accumulated dividends on
        preference shares                        (7,341)
                                             -----------

Earnings available to ordinary shareholders      19,183
   Basic earnings per ordinary share                                      35,895           $  0.53
                                                                                           =========
Effect of dilutive securities:
   8% preference shares                           7,260                   20,762
   5% preference shares                              81                      206
   Stock options                                    ---                    1,819
                                             -----------            -------------
Earnings available to ordinary shareholders
      and assumed conversions                $   26,524
                                             ===========
   Diluted earnings per ordinary share                                    58,682           $   0.45
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

       1999, and incorporated herein by reference)
10.82  Production Sharing Contract between the Republic of Equatorial Guinea and Triton
       Equatorial Guinea, Inc. for Block G. (previously filed as an exhibit to the Company's
       Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference)
10.83  Supplementary Contract (No. 1) to the Production Sharing Contract for Block A-18
       dated 21 April 1994 between Malaysia-Thailand Joint Authority and Petronas
       Carigali (JDA) SDN.BHD., Triton Oil Company of Thailand and Triton Oil Company
       of Thailand (JDA) Limited. (previously filed as an exhibit to the Company's
       Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference)
10.84  Supplementary Contract (No. 2) to the Production Sharing Contract for Block A-18
       dated 21 April 1994 between Malaysia-Thailand Joint Authority and Petronas Carigali
       (JDA) SDN.BHD., Triton Oil Company of Thailand and Triton Oil Company of
       Thailand (JDA) Limited. (previously filed as an exhibit to the Company's
       Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference)
10.85  Credit Agreement dated as of February 29, 2000, among Triton Energy Limited, the Lenders party thereto and The Chase Manhattan bank, as Administrative Agent
       (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference)
10.86  Share Purchase Agreement dated as of May 8, 2000 between Triton International
       Petroleum, Inc. and The Strategic Transaction Company.
 12.1  Computation of Ratio of Earnings to Fixed Charges.
 12.2  Computation of Ratio of Earnings to Combined Fixed Charges and Preference
       Dividends.
 27.1* Financial Data Schedule.
  99.1 Rio Chitamena Association Contract. (previously filed as an exhibit to Triton Energy
       Corporation's Current Report on Form 8-K/A dated July 15, 1994, and incorporated herein by reference)
  99.2 Rio Chitamena Purchase and Sale Agreement. (previously filed as an exhibit to Triton
       Energy Corporation's Current Report on Form 8-K/A dated July 15, 1994, and incorporated herein by reference)
  99.3 Integral Plan - Cusiana Oil Structure. (previously filed as an exhibit to Triton Energy
       Corporation's Current Report on Form 8-K/A dated July 15, 1994, and incorporated herein by reference)
  99.4 Letter Agreements with co-investor in Colombia. (previously filed as an exhibit to
       Triton Energy Corporation's Current Report on Form 8-K/A dated July 15, 1994, and incorporated herein by reference)
  99.5 Amended and Restated Oleoducto Central S.A. Agreement dated as of March 31,
       1995. (previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference)
---------------------------------
*      Filed  herewith


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