Form 10-Q
period 2000-06-30
TRITON ENERGY LTD
filed 2000-08-10
CIK 1009404

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR


(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from ____________  to  ____________



                       COMMISSION FILE NUMBER:  1-11675

                            TRITON ENERGY LIMITED
               (Exact name of registrant as specified in its charter)

CAYMAN ISLANDS                                         NONE
----------------                                   -------------
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

                                   YES   X                           NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                       Number of Shares
 Title of Each Class                             Outstanding at July 31, 2000
Ordinary Shares, par value $0.01 per share                 36,544,030
                                                 ----------------------------


                     TRITON ENERGY LIMITED AND SUBSIDIARIES
                                      INDEX


PART I.   FINANCIAL INFORMATION                                             PAGE NO.
Item 1.   Financial Statements
          Condensed Consolidated Statements of Operations -
            Three and six months ended June 30, 2000 and 1999                     2
          Condensed Consolidated Balance Sheets -
            June 30, 2000 and December 31, 1999                                   3
          Condensed Consolidated Statements of Cash Flows -
            Six months ended June 30, 2000 and 1999                               4
          Condensed Consolidated Statement of Shareholders' Equity -
            Six months ended June 30, 2000                                        5
          Notes to Condensed Consolidated Financial Statements                    6
Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                19
Item 3.   Quantitative and Qualitative Disclosures about Market Risk             26

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                      27
Item 4.   Submission of Matters for Vote of Security Holders                     28
Item 5.   Other Information                                                      28
Item 6.   Exhibits and Reports on Form 8-K                                       30


                           PART I. FINANCIAL INFORMATION
                            ITEM 1. FINANCIAL STATEMENTS
                       TRITON ENERGY LIMITED AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)




                                                      THREE MONTHS ENDED    SIX MONTHS ENDED
                                                            JUNE 30,             JUNE 30,
                                                      -------------------  --------------------
                                                        2000       1999      2000       1999
                                                      ---------  --------  --------   ---------
Oil and gas sales                                     $ 79,496   $59,622   $154,001   $108,792

Costs  and  expenses:
  Operating                                             15,465    19,186     31,296     38,162
  General and administrative                             5,774     4,843     10,349      9,778
  Depreciation, depletion and amortization              13,397    15,285     27,406     30,656
  Special charges                                          ---       ---        ---      1,220
                                                       --------  --------  ---------  ---------

                                                        34,636    39,314     69,051     79,816
                                                       --------  --------  ---------  ---------

        Operating income                                44,860    20,308     84,950     28,976

Interest income                                          2,014     2,660      4,791      5,238
Interest expense, net                                   (4,087)   (5,954)    (8,837)   (11,937)
Other income (expense), net                                522      (716)      (520)       207
                                                       --------  --------   --------  ---------

                                                        (1,551)   (4,010)    (4,566)    (6,492)
                                                       --------  --------   --------  ---------

        Earnings before income taxes                    43,309    16,298     80,384     22,484
Income tax expense                                      14,516     5,415     25,067      9,714
                                                       --------  --------   --------  ---------

        Net earnings                                    28,793    10,883     55,317     12,770
Accumulated dividends on preference shares               7,339     6,972     14,680     13,945
                                                       --------  --------   --------  ---------

        Earnings (loss) applicable to ordinary shares  $21,454   $ 3,911    $40,637   $ (1,175)
                                                       ========  ========   ========  =========

Average ordinary shares outstanding                     36,225    36,350     36,060     36,505
                                                       ========  ========   ========  =========

Basic earnings (loss) per ordinary share               $  0.59   $  0.11    $  1.13   $  (0.03)
                                                       ========  ========   ========  =========
Diluted earnings (loss) per ordinary share             $  0.48   $  0.11    $  0.94   $  (0.03)
                                                       ========  ========   ========  =========






     See accompanying Notes to Condensed Consolidated Financial Statements.





                     TRITON ENERGY LIMITED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)







                               ASSETS                              JUNE 30,                  DECEMBER 31,
                                                                     2000                       1999
                                                                 ------------                ----------
                                                                  (UNAUDITED)

Current assets:
  Cash and equivalents                                           $    79,251                 $ 186,323
  Trade receivables                                                    3,397                    17,246
  Other receivables                                                   29,632                    23,814
  Deferred income taxes                                                9,178                    20,090
  Inventories, prepaid expenses and other                             21,941                     7,806
                                                                 ------------                ----------

            Total current assets                                     143,399                   255,279
Property and equipment, at cost, less accumulated depreciation
   and depletion of $463,006 for 2000 and $436,103 for 1999          582,904                   524,152
Investment in affiliates                                             186,574                    93,188
Deferred taxes and other assets                                      102,773                   101,856
                                                                 ------------                ----------

                                                                 $ 1,015,650                 $ 974,475
                                                                 ============                ==========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                           $     9,144                 $   9,027
  Accounts payable and accrued liabilities                            71,137                    62,576
  Deferred income and other                                            4,841                    22,347
                                                                 ------------                ----------

            Total current liabilities                                 85,122                    93,950

Long-term debt, excluding current maturities                         400,062                   404,460
Deferred income taxes                                                  9,215                     6,677
Other liabilities                                                      6,629                     6,336

Shareholders' equity:
  5% preference shares, stated value $34.41                            6,375                     7,214
  8% preference shares, stated value $70.00                          362,944                   363,555
  Ordinary shares, par value $0.01                                       364                       358
  Additional paid-in capital                                         529,601                   531,904
  Accumulated deficit                                               (382,211)                 (437,528)
  Accumulated other non-owner changes in shareholders' equity         (2,451)                   (2,451)
                                                                 ------------                ----------

            Total shareholders' equity                               514,622                   463,052
Commitments and contingencies (note 6)                                   ---                       ---
                                                                 ------------                ----------

                                                                 $ 1,015,650                 $ 974,475
                                                                 ============                ==========









  The Company uses the full cost method to account for its oil and gas producing activities.
     See accompanying Notes to Condensed Consolidated Financial Statements.




                     TRITON ENERGY LIMITED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)







                                                                  2000       1999
                                                               ----------  ---------
Cash flows from operating activities:
  Net earnings                                                 $  55,317   $ 12,770
  Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation, depletion and amortization                   27,406     30,656
       Additional proceeds from forward oil sale                     ---     30,000
       Amortization of deferred income                            (8,814)   (17,627)
       Deferred income taxes and other                             7,556      7,767
       Changes in working capital pertaining to
         operating activities                                    (15,276)   (13,737)
                                                               ----------  ---------

            Net cash provided by operating activities             66,189     49,829
                                                               ----------  ---------

Cash flows from investing activities:
  Capital expenditures and investments                           (74,398)   (49,959)
  Purchase of affiliate                                          (88,800)       ---
  Other                                                              128      3,491
                                                               ----------  ---------

            Net cash used by investing activities               (163,070)   (46,468)
                                                               ----------  ---------

Cash flows from financing activities:
  Payments on revolving lines of credit and long-term debt        (4,529)   (14,514)
  Issuance of 8% preference shares, net                              ---    217,805
  Issuances of ordinary shares under stock compensation plans     10,935         97
  Repurchase of ordinary shares                                      ---     (9,685)
  Dividends paid on preference shares                            (14,682)    (2,875)
  Other                                                           (1,735)       ---
                                                               ----------  ---------

            Net cash provided (used) by financing activities     (10,011)   190,828
                                                               ----------  ---------

Effect of exchange rate changes on cash and equivalents             (180)      (139)
                                                               ----------  ---------
Net increase (decrease) in cash and equivalents                 (107,072)   194,050
Cash and equivalents at beginning of period                      186,323     18,757
                                                               ----------  ---------

Cash and equivalents at end of period                          $  79,251   $212,807
                                                               ==========  =========












   See accompanying Notes to Condensed Consolidated Financial Statements.



                      TRITON ENERGY LIMITED AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2000
                                  (IN THOUSANDS)
                                   (UNAUDITED)




OWNER  SOURCES  OF  SHAREHOLDERS'  EQUITY:
  5% PREFERENCE  SHARES:
     Balance at December 31, 1999                             $   7,214
     Conversion of 5% preference shares                            (839)
                                                              ----------

     Balance at June 30, 2000                                     6,375
                                                              ----------

  8% PREFERENCE SHARES:
     Balance at December 31, 1999                               363,555
     Conversion of 8% preference shares                            (611)
                                                              ----------

     Balance at June 30, 2000                                   362,944
                                                              ----------

  ORDINARY SHARES:
     Balance at December 31, 1999                                   358
     Issuance of shares                                               6
                                                              ----------

     Balance at June 30, 2000                                       364
                                                              ----------

  ADDITIONAL PAID-IN CAPITAL:
     Balance at December 31, 1999                               531,904
     Issuances under stock compensation plans                    10,929
     Conversion of preference shares                              1,450
     Cash dividends                                             (14,682)
                                                              ----------

     Balance at June 30, 2000                                   529,601
                                                              ----------

        TOTAL OWNER SOURCES OF SHAREHOLDERS' EQUITY             899,284
                                                              ----------

NON-OWNER SOURCES OF SHAREHOLDERS' EQUITY:
  ACCUMULATED DEFICIT:
     Balance at December 31, 1999                              (437,528)
     Net earnings                                                55,317
                                                              ----------

     Balance at June 30, 2000                                  (382,211)
                                                              ----------

  ACCUMULATED OTHER NON-OWNER CHANGES IN SHAREHOLDERS' EQUITY:
     Balance at December 31, 1999                                (2,451)
     Other non-owner changes in shareholders' equity                ---
                                                              ----------

     Balance at June 30, 2000                                    (2,451)
                                                              ----------

        TOTAL NON-OWNER SOURCES OF SHAREHOLDERS' EQUITY        (384,662)
                                                              ----------

TOTAL SHAREHOLDERS' EQUITY AT JUNE 30, 2000                   $ 514,622
                                                              ==========







   See accompanying Notes to Condensed Consolidated Financial Statements.



                     TRITON ENERGY LIMITED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (AMOUNTS IN TABLES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments of a normal recurring nature necessary to present fairly the Company's financial position as of June 30, 2000, and the results of its operations for the three and six months ended June 30, 2000 and 1999, its cash flows for the six months ended June 30, 2000 and 1999, and shareholders' equity for the six months ended June 30, 2000. The results for the six months ended June 30, 2000, are not necessarily indicative of the final results to be expected for the full year.

The condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements, which are included as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Certain other previously reported financial information has been reclassified to conform to the current period's presentation.

RECENT  ACCOUNTING  PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement as amended in June 2000 by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS No. 133" establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires enterprises to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The requisite accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation. The Company must adopt SFAS No. 133 and No. 138 effective January 1, 2001. Based on the Company's outstanding derivatives contracts, the impact of adopting this standard would not have a material adverse effect on the Company's operations or consolidated financial condition. However, no assurances can be given with regard to the level of the Company's derivatives activities at the time SFAS No. 133 and No. 138 are adopted or the resulting effect on the Company's operations or consolidated financial condition.

2.  ACQUISITION  OF  TRITON  PIPELINE COLOMBIA - INVESTMENT IN AFFILIATE

In May 2000, the Company acquired from an unrelated third party, for $88.8 million in cash, 100% of the shares of Triton Pipeline Colombia, Inc. ("TPC"), a formerly wholly owned subsidiary up to its disposal on February 2, 1998. TPC's sole asset is its 9.6% equity interest in the Colombian pipeline company, Oleoducto Central S.A. ("OCENSA"). OCENSA owns and operates the pipeline and port facilities, which transport and handle crude oil from the Cusiana and Cupiagua fields to the Caribbean port of Covenas. The investment in TPC is accounted for under the cost method.

3.  TRADE  RECEIVABLES  AND  INVENTORIES,  PREPAID  EXPENSES  AND  OTHER

Trade receivables were $3.4 million and $17.2 million at June 30, 2000 and December 31, 1999, respectively. June 2000 crude oil liftings occurred early in the month, resulting in the collection of substantially all of the trade receivables at June 30, 2000. Crude oil inventory was $13.6 million and $3.7 million at June 30, 2000 and December 31, 1999, respectively.

4.  LONG-TERM  DEBT

In February 2000, the Company entered into an unsecured two-year revolving credit facility with a group of banks. The credit facility, which matures in February 2002, gives the Company the right to borrow from time to time up to the amount of the borrowing base determined by the banks, not to exceed $150 million. At June 30, 2000, the borrowing base was $150 million. Borrowings bear interest at various spreads ranging from 1.5% to 3% over the prime rate or adjusted London Interbank Offered Rate (LIBOR). The credit facility contains various restrictive covenants, including covenants that require the Company to maintain a ratio of earnings before interest, depreciation, depletion, amortization and income taxes to net interest expense of at least 2.5 to 1 on a trailing four quarters basis. The restrictive covenants also prohibit the Company from permitting net debt to exceed the product of 3.75 times the Company's earnings before interest, depreciation, depletion, amortization and income taxes on a trailing four quarters basis. As of June 30, 2000, the Company had no outstanding borrowings under this facility.


5.  EARNINGS  PER  ORDINARY  SHARE

For the six months ended June 30, 1999, the computation of diluted net loss per ordinary share was antidilutive, and therefore, the amounts for basic and diluted net loss per ordinary share were the same.

The following table reconciles the numerators and denominators of the basic and diluted earnings per ordinary share computation for earnings from continuing operations for the three months ended June 30, 2000 and 1999 and six months ended June 30, 2000.


                                                          INCOME                  SHARES              PER-SHARE
                                                        (NUMERATOR)            (DENOMINATOR)           AMOUNT
                                                        -----------            -------------          ---------
THREE MONTHS ENDED JUNE 30, 1999:
  Net earnings                                          $   10,883
  Less: Accumulated dividends on
          preference shares                                 (6,972)
                                                        -----------

  Earnings available to ordinary shareholders                3,911
    Basic earnings per ordinary share                                                36,350           $   0.11
                                                                                                      =========
  Effect of dilutive securities:
    Stock options                                              ---                       55
                                                        -----------            -------------
  Earnings available to ordinary shareholders
      and assumed conversions                           $    3,911
                                                        ===========
     Diluted earnings per ordinary share                                             36,405           $   0.11
                                                                               =============          =========

THREE MONTHS ENDED JUNE 30, 2000:

  Net earnings                                          $   28,793
  Less: Accumulated dividends on
          preference shares                                 (7,339)
                                                        -----------

  Earnings available to ordinary shareholders               21,454
    Basic earnings per ordinary share                                                36,225           $   0.59
                                                                                                      =========
  Effect of dilutive securities:
    Stock options                                              ---                    2,306
    8% preference shares                                     7,259                   20,744
    5% preference shares                                        80                      185
                                                        -----------            -------------
  Earnings available to ordinary shareholders
      and assumed conversions                           $   28,793
                                                        ===========
         Diluted earnings per ordinary share                                         59,460           $   0.48
                                                                               =============          =========

SIX  MONTHS  ENDED  JUNE  30,  2000:

  Net earnings                                          $   55,317
  Less: Accumulated dividends on
           preference shares                               (14,680)
                                                        -----------

  Earnings available to ordinary shareholders               40,637
    Basic earnings per ordinary share                                                36,060           $   1.13
                                                                                                      =========
  Effect of dilutive securities:
    Stock options                                              ---                    2,075
    8% preference shares                                    14,519                   20,753
    5% preference shares                                       161                      196
                                                        -----------            -------------
  Earnings available to ordinary shareholders
     and assumed conversions                            $   55,317
                                                        ===========
         Diluted earnings per ordinary share                                         59,084           $   0.94
                                                                               =============          =========

6.  COMMITMENTS  AND  CONTINGENCIES

For internal planning purposes, the Company's revised capital spending program for the year ending December 31, 2000, is approximately $256 million, excluding capitalized interest and acquisitions. The $256 million comprises approximately $187 million for exploration and development activities in Equatorial Guinea, $58 million for the Cusiana and Cupiagua fields in Colombia and $11 million for the Company's exploration activities in other parts of the world.

During the normal course of business, the Company is subject to the terms of various operating agreements and capital commitments associated with the exploration and development of its oil and gas properties. Management believes that such commitments, including the capital requirements in Colombia, Equatorial Guinea and other parts of the world, as discussed previously, will be met without any material adverse effect on the Company's operations or consolidated financial condition. See Item 2. Management's Discussion and
Analysis of Financial Condition and Results of Operations - Liquidity and Capital Requirements.

GUARANTEES

At June 30, 2000, the Company guaranteed the performance of a total of $11.4 million in future exploration expenditures to be incurred through September 2001 in various countries. A total of approximately $6 million of the exploration expenditures are included in the 2000 capital spending program related to a commitment for two onshore exploratory wells in Greece. These commitments are backed primarily by unsecured letters of credit.

LITIGATION

In July through October 1998, eight lawsuits were filed against the Company and Thomas G. Finck and Peter Rugg, in their capacities as Chairman and Chief Executive Officer and Chief Financial Officer, respectively. The lawsuits were filed in the United States District Court for the Eastern District of Texas, Texarkana Division, and have been consolidated and are styled In re: Triton Energy Limited Securities Litigation. They allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and negligent misrepresentation in connection with disclosures concerning the Company's properties, operations, and value relating to a prospective sale of the Company or of all or a part of its assets. The lawsuits seek recovery of an unspecified amount of compensatory and punitive damages and fees and costs. The Company has filed a motion to dismiss the lawsuits for failure to state a claim, which is pending.

The Company believes its disclosures have been accurate and intends to vigorously defend these actions. There can be no assurance that the litigation will be resolved in the Company's favor. An adverse result could have a material adverse effect on the Company's financial position or results of operations.

In November 1999, a lawsuit was filed against the Company, one of its subsidiaries and Thomas G. Finck, Peter Rugg and Robert B. Holland, III, in their capacities as officers of the Company, in the District Court of the State of Texas for Dallas County. The lawsuit is styled Aaron Sherman, et al. vs. Triton Energy Corporation et al. and seeks compensatory and punitive damages and interest. Following the Court's order to replead, the plaintiffs amended their petition and alleged fraud, negligent misrepresentation and violations of the Texas Securities fraud statutes in connection with disclosures concerning the prospective sale by the Company of all or a substantial part of its assets announced in March 1998. The Court has dismissed all claims of certain plaintiffs and some claims of the remaining plaintiffs for their failure to plead causes of action cognizable in law. In May 2000, the Court ordered the remaining plaintiffs to replead their claims relating to their alleged purchases of stock and has stayed discovery pending its further orders. In response to this order, the plaintiffs filed second and third amended petitions in June 2000 adding allegations relating to the Company's 1996 reorganization as a Cayman Islands corporation. The defendants have challenged the sufficiency of the plaintiffs' third amended petition and a hearing on that matter is set on August 25, 2000. On July 31, 2000, the plaintiffs filed a fourth amended petition, which the defendants intend to challenge.

On August 22, 1997, the Company was sued in the Superior Court of the State of California for the County of Los Angeles, by David A. Hite, Nordell International Resources Ltd., and International Veronex Resources, Ltd. Prior to this litigation, the Company and the plaintiffs were adversaries in a 1990 arbitration proceeding in which the interest of Nordell International Resources Ltd. in the Enim oil field in Indonesia was awarded to the Company (subject to a 5% net profits interest for Nordell), and Nordell was ordered to pay the Company nearly $1 million. The arbitration award was followed by a series of legal actions by the parties in which the validity of the award and its enforcement were at issue. As a result of these proceedings, the award was ultimately upheld and enforced.

The current suit alleges that the plaintiffs were damaged in amounts aggregating $13 million primarily because of the Company's prosecution of various claims against the plaintiffs, as well as alleged misrepresentations, infliction of emotional distress and improper accounting practices. The suit seeks specific performance of the arbitration award, damages for alleged fraud and misrepresentation in accounting for Enim field operating results, an accounting for Nordell's 5% net profit interest, and damages for emotional distress and various other alleged torts. The suit sought interest, punitive damages and attorneys fees in addition to the alleged actual damages. On September 26, 1997, the Company removed the action to the United States District Court for the Central District of California. On August 31, 1998, the district court dismissed all claims asserted by the plaintiffs other than claims for malicious prosecution and abuse of the legal process, which the court held could not be subject to a motion to dismiss. The abuse of process claim was later withdrawn, and the damages sought were reduced to approximately $700,000 (not including punitive damages). The lawsuit was tried and the jury found in favor of the plaintiffs and assessed compensatory damages against the Company in the amount of approximately $700,000 and punitive damages in the amount of approximately $11 million. The Company believes it has acted appropriately and has appealed the verdict. Enforcement of the judgment has been stayed without a bond pending the outcome of the appeal.

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

   - future production of the Cusiana and Cupiagua fields in Colombia, including the Recetor license;

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

   -  the estimated fair value of derivative instruments; and

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

From time to time, guerrilla activity in Colombia has disrupted the operation of oil and gas projects. Such activity increased over the last year and appears to be increasing as political negotiations among government and various rebel groups proceed. In one case, a bomb planted near the pipeline caused OCENSA to halt shipments, which, in turn, caused the operator of the fields to curtail production for approximately two days. Although the Colombian government, the Company and its partners have taken steps to maintain security and favorable relations with the local population, there can be no assurance that attempts to reduce or prevent guerrilla activity will be successful or that guerrilla activity will not disrupt operations in the future.

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

CERTAIN  FACTORS  RELATING  TO  MALAYSIA-THAILAND

The Company is a partner in a significant gas exploration project located in the Gulf of Thailand approximately 450 kilometers (280 miles) northeast of Kuala Lumpur and 750 kilometers (470 miles) south of Bangkok as a contractor under a production-sharing contract covering Block A-18 of the Malaysia-Thailand Joint Development Area. On October 30, 1999, the Company and the other parties to the production-sharing contract for Block A-18 executed a gas sales agreement providing for the sale of the first phase of gas. Under terms of the gas sales agreement, delivery of gas is scheduled to begin by the end of the second quarter of 2002, following timely completion and approval of an environmental impact assessment associated with the buyers' pipeline and processing facilities. At the first public hearing to discuss the environmental impact assessment, held in July 2000 in Thailand, nongovernmental organizations raised opposition to the project, forcing the adjournment of the hearing. A new date for the hearing has not yet been determined. A lengthy approval process, or significant opposition to the project, could delay construction and the commencement of gas sales. No assurance can be given as to when the approval of the environmental impact assessment will be obtained.

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

CERTAIN  FACTORS  RELATING TO THE COMPANY'S OPERATIONS IN EQUATORIAL GUINEA

The Company is a participant in a significant oil discovery, the Ceiba Field, located on Block G offshore the Republic of Equatorial Guinea. The field is located in approximately 2,200 feet of water, approximately 35 kilometers (22 miles) off the continental coast. The Company is implementing an accelerated exploration, appraisal and development program through a two-rig drilling program. Development of the field will require significant capital expenditures, the drilling and completion of additional wells and, under the Company's plan of development, the utilization of a floating production storage and offloading
(FPSO) vessel. Based on discussions held to date with development contractors, the Company is targeting first oil production to occur by year-end 2000, and the plan of development provides for initial or phase-one production of about 52,000 barrels of oil per day ("BOPD"). The Company's ability to meet these targets is subject to the timely drilling and completion of development wells and the timely performance by the development contractors of their commitments, and is subject to the risks associated with oil and gas operations and international operations as discussed previously. The Company can give no assurance that it will meet these targets.

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



     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                       LIQUIDITY AND CAPITAL REQUIREMENTS
                       ----------------------------------

     Cash and equivalents totaled $79.3 million and $186.3 million at June 30, 2000, and December 31, 1999, respectively. Working capital was $58.3 million at June 30, 2000, compared with $161.3 million at December 31, 1999.



The following summary table reflects cash flows for the Company for the six months ended June 30, 2000 (in thousands):



Net cash provided (used) by operating activities   $  66,189
Net cash provided (used) by investing activities   $(163,070)
Net cash provided (used) by financing activities   $ (10,011)



   Operating Activities
   --------------------

     The Company's cash flows provided by operating activities for the six months ended June 30, 2000, benefited from a higher average realized oil price. The higher realized oil price was partially offset by a decrease in production from the Cusiana and Cupiagua fields in Colombia. Gross production from the Cusiana and Cupiagua fields averaged approximately 353,000 barrels of oil per day ("BOPD") during the first six months of 2000 following an average production rate for the year 1999 of 430,000 BOPD. See "Results of Operations." Based on a revised production forecast the Company received in June 2000 from the operator, the Company expects average gross production for the fields in 2000 will be approximately 354,000 BOPD.

     Beginning in the second quarter of 2000, 254,136 barrels per month, the amount previously delivered under the forward oil sale, were available for sale at market prices subject to any hedging arrangements undertaken by the Company.

   Investing  Activities
   ---------------------

     The Company's capital expenditures and other capital investments were $74.4 million ($64.5 million excluding capitalized interest) for the six months ended June 30, 2000, primarily for development of the Ceiba Field in Equatorial Guinea and for development of the Cusiana and Cupiagua fields in Colombia.

     In May 2000, the Company acquired from an unrelated third party, for $88.8 million in cash, 100% of the shares of Triton Pipeline Colombia, Inc. ("TPC"), a formerly wholly owned subsidiary up to its disposal on February 2, 1998. TPC's sole asset is its 9.6% equity interest in the Colombian pipeline company, Oleoducto Central S.A. ("OCENSA"). OCENSA owns and operates the pipeline and port facilities, which transport and handle crude oil from the Cusiana and Cupiagua fields to the Caribbean port of Covenas.

   Financing  Activities
   ---------------------

     For the six months ended June 30, 2000 and 1999, the Company repaid borrowings of $4.5 million and $14.5 million, respectively, and paid cash preference-share dividends totaling $14.7 million and $2.9 million, respectively. Additionally, the Company paid stock preference-share dividends totaling $13.7 million for the six months ended June 30, 1999. Proceeds from issuances of ordinary shares under the Company's stock compensation plans totaled $10.9 million for the six months ended June 30, 2000.

   Future  Capital  Needs
   ----------------------

     The Company is implementing an accelerated appraisal and development program to enable early production from the Ceiba Field in Equatorial Guinea, with a target of first production by the end of 2000. The Company has contracted for a floating production storage and offloading (FPSO) vessel that is expected to provide storage for up to two million barrels of oil and initial processing capacity of up to 60,000 barrels of oil per day from a single production unit. Capacity can be cost effectively increased through the installation of additional processing units. In March and June 2000, the Company revised its capital spending program announcing a two-rig drilling program that is intended to enable the Company to complete the Ceiba-1,-2, -3 and -4 wells as production wells, to drill two additional appraisal/production wells in the Ceiba field, to drill up to four exploration wells and to undertake additional development work, as well as procure equipment for a water-injection facility for future secondary oil recovery. The Company will soon submit a revised work program and budget to the government of Equatorial Guinea for approval.

     The accelerated appraisal and development program for Equatorial Guinea will require significant capital outlays commencing this year. For internal planning purposes, the Company's revised capital spending program for the year ending December 31, 2000, is approximately $256 million, excluding capitalized interest and acquisitions. The $256 million comprises approximately $187 million for exploration and development activities in Equatorial Guinea ($42.3 million incurred through June 30), $58 million for the Cusiana and Cupiagua fields in Colombia ($17.4 million incurred through June 30), and $11 million for the Company's exploration activities in other parts of the world ($4.8 million incurred through June 30).

     In February 2000, the Company entered into an unsecured two-year revolving credit facility with a group of banks. The credit facility, which matures in February 2002, gives the Company the right to borrow from time to time up to the amount of the borrowing base determined by the banks, not to exceed $150 million. At June 30, 2000, the borrowing base was $150 million. The credit facility contains various restrictive covenants, including covenants that require the Company to maintain a ratio of earnings before interest, depreciation, depletion, amortization and income taxes to net interest expense of at least 2.5 to 1 on a trailing four quarters basis. The restrictive covenants also prohibit the Company from permitting net debt to exceed the product of 3.75 times the Company's earnings before interest, depreciation, depletion, amortization and income taxes on a trailing four quarters basis. As of June 30, 2000, the Company had no outstanding borrowings under this facility.

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

     At June 30, 2000, the Company guaranteed the performance of a total of $11.4 million in future exploration expenditures to be incurred through September 2001 in various countries. A total of approximately $6 million of the explorationexpenditures are included in the 2000 capital spending program related to a commitment for two onshore exploratory wells in Greece. These commitments are backed primarily by unsecured letters of credit.


                              RESULTS OF OPERATIONS
                              ---------------------



     Sales volumes and average prices realized were as follows:

                                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                                        JUNE 30,                JUNE 30,
                                                 ---------------------  --------------------
                                                    2000        1999       2000      1999
                                                 ---------   ---------  ---------  ---------
Sales volumes:
  Oil (MBbls), excluding forward oil sale            3,015       3,184      5,474      6,390
  Forward oil sale (MBbls delivered)                   ---         763        762      1,525
                                                 ---------   ---------  ---------  ---------

      Total                                          3,015       3,947      6,236      7,915
                                                 =========   =========  =========  =========

  Gas (MMcf)                                           109         114        220        215

Weighted average price realized:
  Oil (per Bbl) (1)                              $   26.32   $   15.08  $   24.65  $   13.72
  Gas (per Mcf)                                  $    1.23   $    0.89  $    1.25  $    0.87



(1) Includes the effect of barrels delivered under the forward oil sale, if applicable, that were recognized at $11.56 per barrel.

                    THREE MONTHS ENDED JUNE 30, 2000,
            COMPARED WITH THREE MONTHS ENDED JUNE 30, 1999


  Oil  and  Gas  Sales
  --------------------

     Oil and gas sales for the second quarter of 2000 totaled $79.5 million, a 33% increase from the second quarter of 1999, due to higher average realized oil prices. This increase was partially offset by lower production. The average realized oil price increased $11.24 per barrel, or 75%, resulting in an increase in revenues of $33.9 million, compared with the same period in 1999. Oil production, including production related to barrels delivered under the forward oil sale, decreased 24% in second-quarter 2000, compared with the prior-year second quarter, resulting in a revenue decrease of $14.1 million. Gross production from the Cusiana and Cupiagua fields averaged 342,000 BOPD for the second-quarter 2000, compared with 434,000 BOPD for the prior-year second quarter.

     As a result of financial and commodity market transactions settled during the three months ended June 30, 2000, the Company's risk management program resulted in lower oil sales of approximately $7.3 million than if the Company had not entered into such transactions. Additionally, the Company has hedged its West Texas Intermediate ("WTI") price on a portion of its remaining 2000 oil production. See "Quantitative and Qualitative Disclosures about Market Risk" below.

   Costs  and  Expenses
   --------------------

     Operating expenses decreased $3.7 million in 2000 primarily due to lower pipeline tariffs. On an oil-equivalent barrel basis, operating expenses were $5.14 and $5.02 in 2000 and 1999, respectively. OCENSA pipeline tariffs totaled $8.5 million, or $2.85 per barrel, and $12.9 million, or $3.39 per barrel, in 2000 and 1999, respectively. Following the Company's acquisition of the shares of TPC in 2000, the Company elected to cancel the dividend it would receive as an owner of OCENSA shares. OCENSA imposes a tariff on shippers from the Cusiana and Cupiagua fields (the "Initial Shippers"), which is estimated to recoup: the total capital cost of the project over a 15-year period; its operating expenses, which include all Colombian taxes; interest expense; and the dividend to be paid by OCENSA to the shareholder affiliated with that shipper, unless it has elected not to receive a dividend. Any shippers of crude oil who are not Initial Shippers are assessed a premium tariff on a per-barrel basis, and OCENSA will use revenues from such tariffs to reduce the Initial Shippers' tariff.

     Depreciation, depletion and amortization decreased $1.9 million, primarily due to lower production volumes, including barrels delivered under the forward oil sale.

     General and administrative expense before capitalization increased $1.6 million to $8.6 million in 2000. Capitalized general and administrative costs were $2.8 million and $2.2 million in 2000 and 1999, respectively.

  Interest  Expense,  Net
  -----------------------

     Gross interest expense for both 2000 and 1999 totaled $9.4 million, while capitalized interest for 2000 increased $1.9 million to $5.4 million.

  Income  Taxes
  -------------

     Current taxes increased to $11.6 million in 2000 from $.9 million in 1999 due to higher pretax income from Colombian operations. During 2000, the Company's tax expense was approximately $2.9 million lower due to the amortization of deferred income resulting from anticipated utilization of net operating losses of an entity that was acquired in the prior year. The income tax provisions for 2000 and 1999 included deferred tax expense of $2.9 million and $4.5 million, respectively.


                         SIX MONTHS ENDED JUNE 30, 2000,
                  COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999


  Oil  and  Gas  Sales
  --------------------

     Oil and gas sales in 2000 totaled $154 million, a 42% increase from the prior year due to higher average realized oil prices. This increase was partially offset by lower production. The average realized oil price increased $10.93 per barrel, or 80%, resulting in an increase in revenues of $68.2 million, compared with the same period in 1999. Oil production, including production related to barrels delivered under the forward oil sale, decreased 21% in 2000, compared with the prior-year, resulting in a revenue decrease of $23.1 million. Gross production from the Cusiana and Cupiagua fields averaged 353,000 BOPD in 2000, compared with 434,000 BOPD in 1999.

     As a result of financial and commodity market transactions settled during the six months ended June 30, 2000, the Company's risk management program resulted in lower oil sales of approximately $13.4 million than if the Company had not entered into such transactions. Additionally, the Company has hedged its  WTI  price  on  a  portion  of  its  remaining  2000  oil  production.  See
"Quantitative  and  Qualitative  Disclosures  about  Market  Risk"  below.

     The delivery requirement under the forward oil sale was completed in March 2000. Beginning in the second quarter of 2000, 254,136 barrels per month, the amount previously delivered under the forward oil sale and recognized in revenues at $11.56 per barrel, were available for sale at market prices subject to any hedging arrangements undertaken by the Company.

  Costs  and  Expenses
  --------------------

     Operating expenses decreased $6.9 million in 2000 primarily due to lower pipeline tariffs. On an oil-equivalent barrel basis, operating expenses were $5.04 and $5.03 in 2000 and 1999, respectively. OCENSA pipeline tariffs totaled $17 million, or $2.76 per barrel, and $26 million, or $3.44 per barrel, in 2000 and 1999, respectively.

     Depreciation, depletion and amortization decreased $3.3 million, primarily due to lower production volumes, including barrels delivered under the forward oil sale.

     General and administrative expense before capitalization increased $1.2 million, to $15.2 million in 2000. Capitalized general and administrative costs were $4.8 million and $4.2 million in 2000 and 1999, respectively.

  Interest  Expense,  Net
  -----------------------

     Gross interest expense for 2000 and 1999 totaled $18.7 million and $18.8 million, respectively, while capitalized interest for 2000 increased $3 million to $9.9 million.

  Income  Taxes
  -------------

     Current taxes increased to $20 million in 2000 from $2.6 million in 1999 due to higher pretax income from Colombian operations. During 2000, the Company's tax expense was lower by approximately $5.8 million due to the amortization of deferred income resulting from anticipated utilization of net operating losses of an entity that was acquired in the prior year. The income tax provisions for 2000 and 1999 included deferred tax expense of $5.1 million and $7.2 million, respectively.


                        Recent Accounting Pronouncements
                        --------------------------------

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement as amended in June 2000 by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS No. 133" establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires enterprises to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The requisite accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation. The Company must adopt SFAS No. 133 and No. 138 effective January 1, 2001. Based on the Company's outstanding derivatives contracts, the impact of adopting this standard would not have a material adverse effect on the Company's operations or consolidated financial condition. However, no assurances can be given with regard to the level of the Company's derivatives activities at the time SFAS No. 133 and No. 138 are adopted or the resulting effect on the Company's operations or consolidated financial condition.

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

   - future production of the Cusiana and Cupiagua fields in Colombia, including the Recetor license;

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

   -  the estimated fair value of derivative instruments; and

   - proven oil and gas reserves and discounted future net cash flows therefrom.


     These statements are based on current expectations and involve a number of risks and uncertainties, including those described in the context of such forward-looking statements, and in notes 6 and 7 of Notes to Condensed Consolidated Financial Statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to these and other factors.


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

     With respect to the sale of oil to be produced by the Company, the Company has entered into oil price swaps with creditworthy counterparties to establish a weighted average WTI benchmark price of $30.42 per barrel on an aggregate of 600,000 barrels of production during the period from July through September 2000. As a result, to the extent the average monthly WTI price exceeds $30.42, the Company will pay the counterparties the difference between the average monthly WTI price and $30.42, and to the extent that the average monthly WTI price is below $30.42, the counterparties will pay the Company the difference between the average monthly WTI price and $30.42. In addition, the Company has entered into option contracts for an aggregate of 300,000 barrels of production during the period from July through September 2000. As a result, to the extent the monthly average WTI exceeds $28.43 per barrel, the Company will pay the counterparty the difference between the average WTI and $28.43, and to the extent WTI is at or below $22.00, the counterparty will pay the Company $2.00 per barrel.


                           PART II. OTHER INFORMATION


ITEM  1.   LEGAL  PROCEEDINGS

     In July through October 1998, eight lawsuits were filed against the Company and Thomas G. Finck and Peter Rugg, in their capacities as Chairman and Chief Executive Officer and Chief Financial Officer, respectively. The lawsuits were filed in the United States District Court for the Eastern District of Texas, Texarkana Division, and have been consolidated and are styled In re: Triton Energy Limited Securities Litigation. They allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and negligent misrepresentation in connection with disclosures concerning the Company's properties, operations, and value relating to a prospective sale of the Company or of all or a part of its assets. The lawsuits seek recovery of an unspecified amount of compensatory and punitive damages and fees and costs. The Company has filed a motion to dismiss the lawsuits for failure to state a claim, which is pending.

     The Company believes its disclosures have been accurate and intends to vigorously defend these actions. There can be no assurance that the litigation will be resolved in the Company's favor. An adverse result could have a material adverse effect on the Company's financial position or results of operations.

     In November 1999, a lawsuit was filed against the Company, one of its subsidiaries and Thomas G. Finck, Peter Rugg and Robert B. Holland, III, in their capacities as officers of the Company, in the District Court of the State of Texas for Dallas County. The lawsuit is styled Aaron Sherman, et al. vs. Triton Energy Corporation et al. and seeks compensatory and punitive damages and interest. Following the Court's order to replead, the plaintiffs amended their petition and alleged fraud, negligent misrepresentation and violations of the Texas Securities fraud statutes in connection with disclosures concerning the prospective sale by the Company of all or a substantial part of its assets announced in March 1998. The Court has dismissed all claims of certain plaintiffs and some claims of the remaining plaintiffs for their failure to plead causes of action cognizable in law. In May 2000, the Court ordered the remaining plaintiffs to replead their claims relating to their alleged purchases of stock and has stayed discovery pending its further orders. In response to this order, the plaintiffs filed second and third amended petitions in June 2000 adding allegations relating to the Company's 1996 reorganization as a Cayman Islands corporation. The defendants have challenged the sufficiency of the plaintiffs' third amended petition and a hearing on that matter is set on August 25, 2000. On July 31, 2000, the plaintiffs filed a fourth amended petition, which the defendants intend to challenge.

     In April 2000, a lawsuit was filed in the High Court of Malaya at Kuala Lumpur against Carigali-Triton Operating Company Sdn. Bhd. ("CTOC"), the Malaysia-Thailand Joint Authority and Technip Geoproduction (M) Sdn. Bhd. ("Technip") by Pertiwi Ulung Sdn. Bhd. ("Pertiwi"). CTOC is the operating company owned by Petronas Carigali (JDA) Sdn. Bhd., a subsidiary of the Malaysian national oil company, the Company and BP. CTOC operates the companies' interests in Block A-18 of the Malaysia-Thailand Joint Development Area in the Gulf of Thailand. The lawsuit related to CTOC's award of the engineering, procurement and construction ("EPC") contract to a consortium of companies, including Technip, for the Cakerawala Field gas-development project. In July 2000, the court dismissed this lawsuit.


ITEM  4.   SUBMISSION  OF  MATTERS  FOR  VOTE  OF  SECURITY  HOLDERS

     The Company held its Annual Meeting of Shareholders on May 16, 2000. At the meeting, the shareholders of the Company voted on the proposal for election of three directors for a term expiring in 2003. The directors elected and the votes cast for or withheld were as follows: Sheldon R. Erikson (54,289,481 votes for and 299,031 votes withheld), Thomas O. Hicks (54,292,818 votes for and 295,694 votes withheld) and John R. Huff (54,288,331 votes for and 300,181 votes withheld). The following directors continued in office: Jack D. Furst, Fitzgerald S. Hudson, James C. Musselman, Michael E. McMahon, C. Lamar Norsworthy, C. Richard Vermillion, Jr. and J. Otis Winters.


ITEM  5.   OTHER  INFORMATION

Operations  Update
------------------

     Equatorial  Guinea
     ------------------

     In June 2000, the Company reported that the Ceiba-3 development well confirmed the primary reservoir found in the Ceiba-1 and Ceiba-2 wells and encountered a deeper, similar-quality oil reservoir. Ceiba-3 penetrated 256 feet of net oil-bearing pay based on the analysis of drilling, coring, wireline logging and samples. The new additional reservoir has an oil-water contact about 60 feet deeper than the oil-water contact found in the first two wells drilled in the Ceiba Field. Located 22 miles off the continental coast of Equatorial Guinea on Block G, the Ceiba-3 well was drilled to a total depth of 9,695 feet in 2,165 feet of water. The well is approximately one mile northeast of the Ceiba-1 discovery well, announced in October 1999, and confirms the extension of the Ceiba Field to the north.

     In June 2000, the Company reported that the Ceiba-4 development well confirmed the oil pool found in the Ceiba-1, -2 and -3 wells. Ceiba-4 penetrated 269 feet of net oil-bearing pay in three zones based on the analysis of drilling, coring, wireline logging and samples. The Ceiba-4 well confirmed the southern extension of the field, validating lateral reservoir continuity and connectivity in the oil reservoir tested in the Ceiba-1 discovery well and confirmed in Ceiba-2 and Ceiba-3. The Ceiba-4 well results support a deeper field oil-water contact than originally interpreted. Located 22 miles off the continental coast of Equatorial Guinea on Block G, the Ceiba-4 well was drilled to a total depth of 8,957 feet in 2,431 feet of water. The well is approximately one mile southwest of the Ceiba-2 appraisal well.

     In July 2000, the Company reported that the Ceiba-5 appraisal well confirmed the primary oil pool found in the Ceiba-1, -2, -3 and -4 wells, and encountered a deeper pool with an additional high-quality reservoir not seen in any of the previous Ceiba wells. Ceiba-5 penetrated 243 feet of net oil-bearing pay in three zones based on the analysis of drilling, wireline logging, downhole pressure measurements and rock/fluid samples. The new oil pool has an oil-water contact 328 feet below the oil-water contact of the primary Ceiba pool. Drilled on the western flank of the Ceiba structure, the Ceiba-5 well validated the lateral reservoir continuity and connectivity of the field's primary oil pool to the northwest. Located 23 miles off the continental coast of Equatorial Guinea on Block G, the Ceiba-5 well was drilled to a total depth of 9,187 feet in 2,622 feet of water. The well is approximately 1.75 miles northwest of the Ceiba-3 development well.

     In addition, the Company has renegotiated and extended into 2001 the contracts for the two rigs it has been using in the field. Current plans call for Global Marine's R.F. Bauer drillship to drill an additional five wells, after which the Company has the option to extend the contract another six months. In addition, the Company plans to use the Sedco 700 semisubmersible rig to drill and complete four wells in addition to its current contract, which encompasses the drilling of one well and the completion of four wells. The
Company expects to then use the rig for another six months to continue developing the Ceiba Field, after which the Company has the option to extend the contract another six months.

     The Company will soon submit a revised budget and work program to the government of Equatorial Guinea for approval that reflects the expanded scope of activity.

     Greece
     ------

In July 2000, the Company completed the first of two commitment wells onshore Greece in the Aitoloakarnania contract area. The well was a dry hole. The Company expects that the second onshore commitment well will be completed during the third quarter.

     Gabon
     -----

In July 2000, the Company agreed to acquire a 38% interest in the Tolo and Otiti blocks offshore Gabon. The Company's partners in the two blocks are Australia-based Broken Hill Proprietary Company Limited (BHP), the operator, and Sasol, a South African company. The agreement is subject to approval by the government of Gabon.

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




   3.1  Memorandum of Association (previously filed as an exhibit to the Company's
        Registration Statement on Form S-3 (No 333-08005) and incorporated herein by reference)
   3.2  Articles of Association (previously filed as an exhibit to the Company's
        Registration Statement on Form S-3 (No 333-08005) and incorporated herein by reference)
   4.1  Specimen Share Certificate of Ordinary Shares, $.01 par value, of the Company
        (previously filed as an exhibit to the Company's Registration Statement on Form 8-A dated March 25, 1996, and incorporated herein by reference)
   4.2  Rights Agreement dated as of March 25, 1996, between Triton and The Chase
        Manhattan Bank, as Rights Agent, including, as Exhibit A thereto, Resolutions establishing the Junior Preference Shares (previously filed as an exhibit to the
        Company's Registration Statement on Form S-3 (No 333-08005) and incorporated herein by reference)
   4.3  Resolutions Authorizing the Company's 5% Convertible Preference Shares (previously filed as an exhibit to the Company's and Triton Energy Corporation's Registration
        Statement on Form S-4 (No. 333-923) and incorporated herein by reference)
   4.4  Amendment No. 1 to Rights Agreement dated as of August 2, 1996, between Triton
        Energy Limited and The Chase Manhattan Bank, as Rights Agent (previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A (Amendment No. 1)
        dated August 14, 1996, and incorporated herein by reference)
   4.5  Amendment No. 2 to Rights Agreement dated as of August 30, 1998, between Triton
        Energy Limited and The Chase Manhattan Bank, as Rights Agent (previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A (Amendment No.
        2) dated October 2, 1998, and incorporated herein by reference)
   4.6  Unanimous Written Consent of the Board of Directors authorizing a Series of
        Preference Shares (previously filed as an exhibit to the Company's
        Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.)
   4.7  Amendment No. 3 to Rights Agreement dated as of January 5, 1999, between Triton
        Energy Limited and The Chase Manhattan Bank, as Rights Agent (previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A (Amendment No.
        3) dated January 31, 1999, and incorporated herein by reference)
  10.1  Amended and Restated  Retirement Income Plan (previously filed as an exhibit to
        Triton Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended
        November 30, 1993, and incorporated by reference.)
  10.2  Amended and Restated Supplemental Executive Retirement Income Plan. (previously
        Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year
        Ended December 31, 1997, and incorporated herein by reference.)
  10.3  1981 Employee Non-Qualified Stock Option Plan. (previously filed as an exhibit to
        Triton Energy Corporation's Annual Report on Form 10-K for the fiscal year ended May
        31, 1992 ,and incorporated herein by reference.)
  10.4  Amendment No. 1 to the 1981 Employee Non-Qualified Stock Option Plan. (previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form 10-K for
        the fiscal year ended May 31, 1989, and incorporated herein by reference.)
  10.5  Amendment No. 2 to the 1981 Employee Non-Qualified Stock Option Plan. (previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form 10-K for the
        fiscal year ended May 31, 1992, and incorporated herein by reference.)
  10.6  Amendment No. 3 to the 1981 Employee Non-Qualified Stock Option Plan. (previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form 10-Q for
        the quarter ended November 30, 1993, and incorporated by reference.)
  10.7  1985 Stock Option Plan. (previously filed as an exhibit to Triton Energy Corporation's
        Annual Report on Form 10-K for the fiscal year ended May 31, 1990, and incorporated herein by reference.)
  10.8  Amendment No. 1 to the 1985 Stock Option Plan. (previously filed as an exhibit to
        Triton Energy Corporation's Annual Report on Form 10-K for the fiscal year ended
        May 31, 1992, and incorporated herein by reference.)
  10.9  Amendment No. 2 to the 1985 Stock Option Plan. (previously filed as an exhibit to
        Triton Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended
        November 30, 1993, and incorporated by reference.)
 10.10  1989 Stock Option Plan. (previously filed as an exhibit to Triton Energy Corporation's
        Quarterly Report on Form 10-Q for the quarter ended November 30, 1988, and incorporated herein by reference.) (1)
 10.11  Amendment No. 1 to 1989 Stock Option Plan. (previously filed as an exhibit to
        Triton Energy Corporation's Annual Report on Form 10-K for the fiscal year ended
        May 31, 1992, and incorporated herein by reference.) (1)
 10.12  Amendment No. 2 to 1989 Stock Option Plan. (previously filed as an exhibit to
        Triton Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended
        November 30, 1993, and incorporated herein by reference.) (1)
 10.13  Second Amended and Restated 1992 Stock Option Plan.(previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March
        31, 1996, and incorporated herein by reference.) (1)
10.14*  Form of Amended and Restated Employment Agreement with Triton Energy Limited and certain officers, including Messrs. Dunlevy, Garrett and Maxted, as amended and restated June 28, 2000.
 10.15  Amended and Restated Employment Agreement among Triton Energy Limited, Triton
        Exploration Services, Inc. and Robert B. Holland, III. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
        September 30, 1998, and incorporated herein by reference.)
 10.16  Form of Amended and Restated Employment Agreement among Triton Energy Limited,
        Triton Exploration Services, Inc. and each of Peter Rugg and Al E. Turner. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.)
 10.17  Letter Agreement among Triton Energy Limited, Triton Exploration Services,  Inc.
        and Robert B. Holland, III dated December 17, 1998. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.)
 10.18  Letter Agreement among Triton Energy Limited, Triton Exploration Services,  Inc.
        and Peter Rugg dated December 10, 1998. (previously filed as an exhibit to the
        Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.)
 10.19  Form of Bonus Agreement between Triton Exploration Services,  Inc. and each of
        Al E. Turner, Robert B. Holland, III, and Peter Rugg dated July 15, 1998. (previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31,
        1998 and incorporated herein by reference.)
 10.20  Amended and Restated 1985 Restricted Stock Plan. (previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended
        November 30, 1993, and incorporated herein by reference.)
 10.21  First Amendment to Amended and Restated 1985 Restricted Stock Plan. (previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form 10-K for the
        fiscal year ended December 31, 1995, and incorporated herein by reference.)
 10.22  Second Amendment to Amended and Restated 1985 Restricted Stock Plan. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and incorporated herein by reference.)
 10.23  Executive Life Insurance Plan. (previously filed as an exhibit to Triton Energy
        Corporation's Annual Report on Form 10-K for the fiscal year ended May 31, 1991, and incorporated herein by reference.)
 10.24  Long Term Disability Income Plan. (previously filed as an exhibit to Triton Energy
        Corporation's Annual Report on Form 10-K for the fiscal year ended May 31, 1991, and incorporated herein by reference.)
 10.25  Amended and Restated Retirement Plan for Directors. (previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form 10-K for the fiscal year ended
        May 31, 1990, and incorporated herein by reference.)
 10.26  Contract for Exploration and Exploitation for Santiago de Atalayas I with an effective date of July 1, 1982, between Triton Colombia, Inc., and Empresa Colombiana
        De Petroleos. (previously filed as an exhibit to Triton Energy Corporation's Annual
        Report on Form 10-K for the fiscal year ended May 31, 1990, and incorporated herein by reference.)
 10.27  Contract for Exploration and Exploitation for Tauramena with an effective date of July
        4, 1988, between Triton Colombia, Inc., and Empresa Colombiana De Petroleos.
        (previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
        10-K for the fiscal year ended May 31, 1990, and incorporated herein by reference.)
 10.28  Summary of Assignment legalized by Public Instrument No. 1255 dated September 15,
        1987 (Assignment is in Spanish language). (previously filed as an exhibit to Triton
        Energy Corporation's Annual Report on Form 10-K for the fiscal year ended May 31,
        1993, and incorporated herein by reference.)
 10.29  Summary of Assignment legalized by Public Instrument No. 1602 dated June 11, 1990
        (Assignment is in Spanish language). (previously filed as an exhibit to Triton
        Energy Corporation's Annual Report on Form 10-K for the fiscal year ended May 31,
        1993, and incorporated herein by reference.)
 10.30  Summary of Assignment legalized by Public Instrument No. 2586 dated September 9,
        1992 (Assignment is in Spanish language). (previously filed as an exhibit to Triton
        Energy Corporation's Annual Report on Form 10-K for the fiscal year ended May 31,
        1993, and incorporated herein by reference.)
10.31*  Triton Exploration Services, Inc. 401(K) Savings Plan, as amended and restated
        June 1, 2000.
 10.32  Contract between Malaysia-Thailand Joint Authority and Petronas Carigali
        SDN.BHD. and Triton Oil Company of Thailand relating to Exploration and Production of  Petroleum for Malaysia-Thailand Joint Development Area Block A-18. (previously filed as an exhibit to Triton Energy Corporation's Current Report on Form 8-K dated
        April 21, 1994, and incorporated herein by reference.)
 10.33  Credit Agreement among Triton Colombia, Inc., Triton Energy Corporation,
        NationsBank, N.A. (Carolinas) and Export-Import Bank of the United States
        (previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
        10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.)
 10.34  Amendment No. 1 to Credit Agreement among Triton Colombia, Inc., Triton Energy
        Corporation, NationsBank, N.A. (Carolinas) and Export-Import Bank of the United
        States. (previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.)
 10.35  Amendment No. 2 to Credit Agreement among Triton Colombia, Inc., Triton Energy
        Corporation, NationsBank, N.A. (Carolinas) and Export-Import Bank of the United
        States. (previously filed as an exhibit to the Company's Quarterly Report on Form
        10-Q for the quarter ended March 31, 1996, and incorporated herein by reference.)
 10.36  Amendment No. 3 to Credit Agreement among Triton Colombia, Inc., Triton Energy
        Corporation, NationsBank, N.A. (Carolinas) and Export-Import Bank of the United
        States. (previously filed as an exhibit to the Company's Quarterly Report on Form
        10-Q for the quarter ended March 31, 1998, and incorporated herein by reference.)
 10.37  Form of Indemnity Agreement entered into with each director and officer of the
        Company. (previously filed as an exhibit to the Company's Quarterly Report on Form
        10-Q for the quarter ended September 30, 1998, and incorporated herein by reference)
 10.38  Description of Performance Goals for Executive Bonus Compensation. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.)
 10.39  Amended and Restated 1997 Share Compensation Plan. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended
        December 31, 1998, and incorporated herein by reference.)
 10.40  First Amendment to Amended and Restated Retirement Plan for Directors. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.)
 10.41  First Amendment to Second Amended and Restated 1992 Stock Option Plan. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.)
 10.42  Second Amendment to Second Amended and Restated 1992 Stock Option Plan.
        (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference)
 10.43  Amended and Restated Indenture dated July 25, 1997, between Triton Energy
        Limited and The Chase Manhattan Bank. (previously filed as an exhibit to the
        Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.)
 10.44  Amended and Restated First Supplemental Indenture dated July 25, 1997, between Triton Energy Limited and The Chase Manhattan Bank relating to the 8 3/4% Senior Notes due 2002. (previously filed as an exhibit to the
        Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.)
 10.45  Amended and Restated Second Supplemental Indenture dated July 25, 1997, between Triton Energy Limited and The Chase Manhattan Bank relating to the 9 1/4% Senior Notes due 2005. (previously filed as an exhibit to the
        Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.)
 10.46  Share Purchase Agreement dated July 17, 1998, among Triton Energy Limited, Triton
        Asia Holdings, Inc., Atlantic Richfield Company and BP JDA Limited.
        (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
        quarter ended June 30, 1998, and incorporated herein by reference)
 10.47  Shareholders Agreement dated August 3, 1998, among Triton Energy Limited, Triton
        Asia Holdings, Inc., Atlantic Richfield Company, and BP JDA Limited.
        (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
        quarter ended June 30, 1998, and incorporated herein by reference)
 10.48  Stock Purchase Agreement dated as of August 31, 1998, between Triton Energy
        Limited and HM4 Triton, L.P. (previously filed as an exhibit to the Company's
        Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference)
 10.49  Shareholders Agreement dated as of September 30, 1998, between Triton Energy
        Limited and HM4 Triton, L.P. (previously filed as an exhibit to the Company's
        Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference)
 10.50  Financial Advisory Agreement dated as of September 30, 1998, between Triton Energy
        Limited and Hicks, Muse & Co. Partners, L.P. (previously filed as an exhibit to the
        Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference)
 10.51  Monitoring and Oversight Agreement dated as of September 30, 1998, between Triton
        Energy Limited and Hicks, Muse & Co. Partners, L.P. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
        1998, and incorporated herein by reference)
 10.52  Severance Agreement dated April 9, 1999, made and entered into by and among Triton
        Energy Limited, Triton Exploration Services, Inc. and Peter Rugg. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
        March 31, 1999, and incorporated herein by reference)
 10.53  Consulting and Non-Compete Agreement dated April 9, 1999, made and entered into by and between Triton Exploration Services, Inc. and Peter Rugg. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
        March 31, 1999, and incorporated herein by reference)
 10.54  Third Amendment to Amended and Restated 1985 Restricted Stock Plan (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference)
 10.55  Amendment to the Triton Exploration Services, Inc. Supplemental Executive
        Retirement Plan. (previously filed as an exhibit to the Company's Quarterly Report on
        Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference)
 10.56  Third Amendment to the Second Amended and Restated 1992 Stock Option Plan
        (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
        quarter ended June 30, 1999, and incorporated herein by reference)
 10.57  First Amendment to the Amended and Restated 1997 Share Compensation Plan
        (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
        quarter ended June 30, 1999, and incorporated herein by reference)
 10.58  Amendment dated May 11, 1999, to Amended and Restated Employment Agreement
        dated July 15, 1998 among Triton Exploration Services, Inc., Triton Energy Limited
        and A.E. Turner, III.(previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference)
 10.59  Second Amendment to Retirement Plan for Directors. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference)
 10.60  Amendment No. 1 to Shareholders Agreement between Triton Energy Limited and HM4 Triton, L.P. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference)
 10.61  Amendment No. 4 to the 1981 Employee Nonqualified Stock Option Plan. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference)
 10.62  Amendment No. 3 to the 1985 Stock Option Plan. (previously filed as an exhibit to the
        Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference)
 10.63  Amendment No. 3 to the 1989 Stock Option Plan. (previously filed as an exhibit to the
        Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference)
 10.64  Supplemental Letter Agreement dated October 28, 1999, among Triton Energy
        Limited, Triton Asia Holdings, Inc., Atlantic Richfield Company, and BP JDA
        Limited (previously filed as an exhibit to the Company's Quarterly Report on Form
        10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)
 10.65  Gas Sales Agreement dated October 30, 1999 among the Malaysia-Thailand Joint
        Authority, and Petronas Carigali (JDA) Sdn Bhd, Triton Oil Company of Thailand,
        Triton Oil Company of Thailand (JDA) Limited, as Sellers, and with Petroleum
        Authority of Thailand and Petroliam Nasional Berhad, as Buyers. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
        September 30, 1999, and incorporated herein by reference)
 10.66  Form of Stock Option Agreement between Triton Energy Limited and its non-employee directors. (previously filed as an exhibit to the Company's Annual
        Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference)
 10.67  Form of Stock Option Agreement between Triton Energy Limited and its employees, including its executive officers. (previously filed as an exhibit to the Company's
        Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference)
 10.68  Amendment to Stock Options dated as of January 3, 2000, between Triton Energy
        Limited and A.E. Turner. (previously filed as an exhibit to the Company's
        Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference)
 10.69  Form of Amendment to Stock Options dated as of January 3, 2000, between Triton
        Energy Limited and its non-employee directors. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December
        31, 1999, and incorporated herein by reference)
 10.70  Production Sharing Contract between the Republic of Equatorial Guinea and Triton Equatorial Guinea, Inc. for Block F. (previously filed as an exhibit to the
        Company's Annual Report on Form 10-K for the fiscal year ended December 31,
        1999, and incorporated herein by reference)
 10.71  Production Sharing Contract between the Republic of Equatorial Guinea and Triton
        Equatorial Guinea, Inc. for Block G. (previously filed as an exhibit to the Company's
        Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference)
 10.72  Supplementary Contract (No. 1) to the Production Sharing Contract for Block A-18
        dated 21 April 1994 between Malaysia-Thailand Joint Authority and Petronas
        Carigali (JDA) SDN.BHD., Triton Oil Company of Thailand and Triton Oil Company
        of Thailand (JDA) Limited. (previously filed as an exhibit to the Company's
        Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.)
 10.73  Supplementary Contract (No. 2) to the Production Sharing Contract for Block A-18
        dated 21 April 1994 between Malaysia-Thailand Joint Authority and Petronas Carigali
        (JDA) SDN.BHD., Triton Oil Company of Thailand and Triton Oil Company of
        Thailand (JDA) Limited. (previously filed as an exhibit to the Company's
        Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.)
 10.74  Credit Agreement dated as of February 29, 2000, among Triton Energy Limited, the Lenders party thereto and The Chase Manhattan bank, as Administrative Agent
        (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.)
 10.75  Share Purchase Agreement dated as of May 8, 2000 between Triton International
        Petroleum, Inc. and The Strategic Transaction Company. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
        March 31, 2000, and incorporated herein by reference.)
 10.76  Amendment to the Retirement Income Plan dated August 1, 1998 (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
        June 30, 1998, and incorporated herein by reference.)
 10.77  Amendment to Amended and Restated Retirement Income Plan dated December 31, 1996
        (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference.)
 10.78  Amendment to Triton Exploration Services, Inc. Retirement Income Plan. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference.)
 12.1*  Computation of Ratio of Earnings to Fixed Charges.
 12.2*  Computation of Ratio of Earnings to Combined Fixed Charges and Preference
        Dividends.
 27.1*  Financial Data Schedule.
 99.1   Rio Chitamena Association Contract. (previously filed as an exhibit to Triton Energy
        Corporation's Current Report on Form 8-K/A dated July 15, 1994, and incorporated herein by reference.)
 99.2   Rio Chitamena Purchase and Sale Agreement. (previously filed as an exhibit to Triton
        Energy Corporation's Current Report on Form 8-K/A dated July 15, 1994, and incorporated herein by reference.)
 99.3   Integral Plan - Cusiana Oil Structure. (previously filed as an exhibit to Triton Energy
        Corporation's Current Report on Form 8-K/A dated July 15, 1994, and incorporated herein by reference.)
 99.4   Letter Agreements with co-investor in Colombia. (previously filed as an exhibit to
        Triton Energy Corporation's Current Report on Form 8-K/A dated July 15, 1994, and incorporated herein by reference.)
 99.5   Amended and Restated Oleoducto Central S.A. Agreement dated as of March 31,
        1995. (previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference.)

---------------------------------

*        Filed  herewith



(b)      Reports  on  Form  8-K

         Form 8-K filed on May 3, 2000 to announce results for the quarter ended March 31, 2000, and to report certain information regarding litigation.

         Form 8-K filed on June 14, 2000 to announce the results of the Ceiba-3 well off-shore - Equatorial Guinea and to update production information for the Cusiana and Cupiagua fields in Colombia.








                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                TRITON  ENERGY  LIMITED



                                                By: /s/W. Greg Dunlevy
                                                -------------------------------
                                                    W. Greg Dunlevy
                                                    Vice President, Finance




Date: August  10,  2000