Form 10-Q
period 2000-09-30
TRITON ENERGY LTD
filed 2000-11-09
CIK 1009404

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                                  YES  X             NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                       Number of Shares
 Title of Each Class                            Outstanding at October 31, 2000
Ordinary Shares, par value $0.01 per share                37,257,961
                                                -------------------------------




                     TRITON ENERGY LIMITED AND SUBSIDIARIES
                                      INDEX





PART I.   FINANCIAL INFORMATION                                            PAGE NO.
                                                                           --------

  Item 1. Financial Statements
          Condensed Consolidated Statements of Operations -
            Three and nine months ended September 30, 2000 and 1999             2
          Condensed Consolidated Balance Sheets -
            September 30, 2000 and December 31, 1999                            3
          Condensed Consolidated Statements of Cash Flows -
            Nine months ended September 30, 2000 and 1999                       4
          Condensed Consolidated Statement of Shareholders' Equity -
          Nine months ended September 30, 2000                                  5
          Notes to Condensed Consolidated Financial Statements                  6
Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                              23
Item 3.   Quantitative and Qualitative Disclosures about Market Risk           31

PART II.  OTHER INFORMATION

Item 5.   Other Information                                                    32
Item 6.   Exhibits and Reports on Form 8-K                                     34


                           PART I. FINANCIAL INFORMATION
                            ITEM 1. FINANCIAL STATEMENTS
                       TRITON ENERGY LIMITED AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)







                                                THREE MONTHS ENDED   NINE MONTHS ENDED
                                                   SEPTEMBER 30,        SEPTEMBER 30,
                                                ------------------  --------------------
                                                 2000        1999      2000       1999
                                                --------   -------  ---------  ---------
Oil and gas sales                               $89,096   $67,295   $243,097   $176,087

Costs  and  expenses:
  Operating                                      12,609    20,198     43,905     58,360
  General and administrative                      5,676     5,587     16,025     15,365
  Depreciation, depletion and amortization       13,078    14,748     40,484     45,404
  Writedown of assets                            18,727       ---     18,727        ---
  Special charges                                   ---     2,377        ---      3,597
                                                --------  --------  ---------  ---------

                                                 50,090    42,910    119,141    122,726
                                                --------  --------  ---------  ---------

        Operating income                         39,006    24,385    123,956     53,361

Interest income                                   1,378     2,599      6,169      7,837
Interest expense, net                            (2,048)   (5,599)   (10,885)   (17,536)
Other income, net                                 1,442     1,068        922      1,275
                                                --------  --------  ---------  ---------

                                                    772    (1,932)    (3,794)    (8,424)
                                                --------  --------  ---------  ---------

        Earnings before income taxes             39,778    22,453    120,162     44,937
Income tax expense                               22,129    10,691     47,196     20,405
                                                --------  --------  ---------  ---------

        Net earnings                             17,649    11,762     72,966     24,532
Accumulated dividends on preference shares        7,336     7,363     22,016     21,308
                                                --------  --------  ---------  ---------

        Earnings applicable to ordinary shares  $10,313   $ 4,399   $ 50,950   $  3,224
                                                ========  ========  =========  =========

Average ordinary shares outstanding              36,807    35,785     36,311     36,263
                                                ========  ========  =========  =========

Basic earnings per ordinary share               $  0.28   $  0.12   $   1.40   $   0.09
                                                ========  ========  =========  =========
Diluted earnings per ordinary share             $  0.26   $  0.12   $   1.23   $   0.09
                                                ========  ========  =========  =========







     See accompanying Notes to Condensed Consolidated Financial Statements.





                     TRITON ENERGY LIMITED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)







                         ASSETS                                    SEPTEMBER 30,      DECEMBER 31,
                                                                      2000               1999
                                                                 ---------------      ----------
                                                                   (UNAUDITED)
Current assets:
  Cash and equivalents                                           $       90,444       $ 186,323
  Trade receivables                                                      15,297          17,246
  Other receivables                                                      24,235          23,814
  Deferred income taxes                                                   3,532          20,090
  Inventories, prepaid expenses and other                                12,813           7,806
                                                                 ---------------      ----------

        Total current assets                                            146,321         255,279
Property and equipment, at cost, less accumulated depreciation
   and depletion of $494,487 for 2000 and $436,103 for 1999             643,851         524,152
Investment in affiliates                                                188,220          93,188
Deferred taxes and other assets                                         108,340         101,856
                                                                 ---------------      ----------

                                                                 $    1,086,732       $ 974,475
                                                                 ===============      ==========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                           $        4,634       $   9,027
  Accounts payable and accrued liabilities                              111,906          62,576
  Deferred income and other                                               1,718          22,347
                                                                 ---------------      ----------

        Total current liabilities                                       118,258          93,950

Long-term debt, excluding current maturities                            400,040         404,460
Deferred income taxes                                                    13,180           6,677
Other liabilities                                                        10,361           6,336

Shareholders' equity:
  5% preference shares, stated value $34.41                               6,375           7,214
  8% preference shares, stated value $70.00                             362,783         363,555
  Ordinary shares, par value $0.01                                          371             358
  Additional paid-in capital                                            542,377         531,904
  Accumulated deficit                                                  (364,562)       (437,528)
  Accumulated other non-owner changes in shareholders' equity            (2,451)         (2,451)
                                                                 ---------------      ----------

        Total shareholders' equity                                      544,893         463,052
Commitments and contingencies (note 7)                                      ---             ---
                                                                 ---------------      ----------

                                                                 $    1,086,732       $ 974,475
                                                                 ===============      ==========









  The Company uses the full cost method to account for its oil and gas producing activities.
     See accompanying Notes to Condensed Consolidated Financial Statements.





                     TRITON ENERGY LIMITED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)







                                                                  2000       1999
                                                               ----------  ---------
Cash flows from operating activities:
  Net earnings                                                 $  72,966   $ 24,532
  Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation, depletion and amortization                    40,484     45,404
      Additional proceeds from forward oil sale                      ---     30,000
      Amortization of deferred income                             (8,814)   (26,440)
      Writedown of assets                                         18,727        ---
      Deferred income taxes and other                             12,361     21,323
      Changes in working capital pertaining to operating
       activities                                                 10,560    (25,507)
                                                               ----------  ---------

        Net cash provided by operating activities                146,284     69,312
                                                               ----------  ---------

Cash flows from investing activities:
  Capital expenditures and investments                          (148,878)   (75,204)
  Purchase of affiliate                                          (88,656)       ---
  Other                                                           (2,395)     4,403
                                                               ----------  ---------

        Net cash used by investing activities                   (239,929)   (70,801)
                                                               ----------  ---------

Cash flows from financing activities:
Payments on revolving lines of credit and long-term debt          (9,072)   (19,027)
Issuance of 8% preference shares, net                                ---    217,805
Issuances of ordinary shares under stock compensation plans       23,716        376
Repurchase of ordinary shares                                        ---    (11,285)
Dividends paid on preference shares                              (14,841)    (3,071)
Other                                                             (1,735)       (85)
                                                               ----------  ---------

        Net cash provided (used) by financing activities          (1,932)   184,713
                                                               ----------  ---------

Effect of exchange rate changes on cash and equivalents             (302)       280
                                                               ----------  ---------
Net increase (decrease) in cash and equivalents                  (95,879)   183,504
Cash and equivalents at beginning of period                      186,323     18,757
                                                               ----------  ---------

Cash and equivalents at end of period                          $  90,444   $202,261
                                                               ==========  =========













   See accompanying Notes to Condensed Consolidated Financial Statements.


                    TRITON ENERGY LIMITED AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  (IN THOUSANDS)
                                   (UNAUDITED)




OWNER  SOURCES  OF  SHAREHOLDERS'  EQUITY:
 5%  PREFERENCE  SHARES:

    Balance at December 31, 1999                              $   7,214
    Conversion of 5% preference shares                             (839)
                                                              ----------

    Balance at September 30, 2000                                 6,375
                                                              ----------

 8% PREFERENCE SHARES:
    Balance at December 31, 1999                                 363,555
    Conversion of 8% preference shares                              (772)
                                                              ----------

    Balance at September 30, 2000                                362,783
                                                              ----------

 ORDINARY SHARES:
    Balance at December 31, 1999                                    358
    Conversion of preference shares                                   1
    Issuances under stock compensation plans                         12
                                                              ----------

    Balance at September 30, 2000                                   371
                                                              ----------

 ADDITIONAL PAID-IN CAPITAL:
    Balance at December 31, 1999                                531,904
    Issuances under stock compensation plans                     23,704
    Conversion of preference shares                               1,610
    Cash dividends                                              (14,841)
                                                              ----------

    Balance at September 30, 2000                               542,377
                                                              ----------

       TOTAL OWNER SOURCES OF SHAREHOLDERS' EQUITY              911,906
                                                              ----------

NON-OWNER SOURCES OF SHAREHOLDERS' EQUITY:
 ACCUMULATED DEFICIT:
    Balance at December 31, 1999                               (437,528)
    Net earnings                                                 72,966
                                                              ----------

    Balance at September 30, 2000                              (364,562)
                                                              ----------

 ACCUMULATED OTHER NON-OWNER CHANGES IN SHAREHOLDERS' EQUITY:
    Balance at December 31, 1999                                 (2,451)
    Other non-owner changes in shareholders' equity                 ---
                                                              ----------

    Balance at September 30, 2000                                (2,451)
                                                              ----------

       TOTAL NON-OWNER SOURCES OF SHAREHOLDERS' EQUITY         (367,013)
                                                              ----------

TOTAL SHAREHOLDERS' EQUITY AT SEPTEMBER 30, 2000              $ 544,893
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments of a normal recurring nature necessary to present fairly the Company's financial position as of September 30, 2000, and the results of its operations for the three and nine months ended September 30, 2000 and 1999, its cash flows for the nine months ended September 30, 2000 and 1999, and shareholders' equity for the nine months ended September 30, 2000. The results for the nine months ended September 30, 2000, are not necessarily indicative of the final results to be expected for the full year.

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

2.   ACQUISITION  OF  TRITON  PIPELINE COLOMBIA - INVESTMENT IN AFFILIATE

In May 2000, the Company acquired from an unrelated third party, for $88.7 million in cash, 100% of the shares of Triton Pipeline Colombia, Inc. ("TPC"). TPC's sole asset is its 9.6% equity interest in the Colombian pipeline company, Oleoducto Central S.A. ("OCENSA"). OCENSA owns and operates the pipeline and port facilities, which transport and handle crude oil from the Cusiana and Cupiagua fields to the Caribbean port of Covenas. The investment in TPC is accounted for under the cost method.

3.   WRITEDOWN  OF  ASSETS

In September 2000, the Company recorded a $18.7 million pre-tax ($17.2 million, after-tax) noncash writedown related to its operations in Greece. The Company surrendered its interest in the Aitoloakarnania lease onshore Greece to the government after drilling two dry holes.

4.   ACCOUNTS  PAYABLE  AND  ACCRUED  LIABILITIES

Accounts  payable  and  accrued  liabilities  are  summarized  as  follows:



                                                          SEPTEMBER 30,          DECEMBER 31,
                                                              2000                   1999
                                                          ------------           ------------
Accrued exploration and development                       $    44,615            $     9,762
Colombian income taxes                                         28,382                 14,471
Accrued interest payable                                       16,853                  7,864
Taxes other than income                                         8,743                  7,713
Litigation and environmental matters                            3,622                  3,872
Payable from financial market transactions                        944                  4,647
Equity swap                                                       ---                  8,435
Other                                                           8,747                  5,812
                                                          ------------           ------------

                                                          $   111,906            $    62,576
                                                          ============           ============



5.   LONG-TERM  DEBT


In February 2000, the Company entered into an unsecured two-year revolving credit facility with a group of banks. The credit facility, which matures in February 2002, gives the Company the right to borrow from time to time up to the amount of the borrowing base determined by the banks, not to exceed $150 million. Borrowings bear interest at various spreads ranging from 1.5% to 3% over the prime rate or adjusted London Interbank Offered Rate (LIBOR). The credit facility contains various restrictive covenants, including covenants that require the Company to maintain a ratio of earnings before interest, depreciation, depletion, amortization and income taxes to net interest expense of at least 2.5 to 1 on a trailing four quarters basis. The restrictive covenants also prohibit the Company from permitting net debt to exceed the product of 3.75 times the Company's earnings before interest, depreciation, depletion, amortization and income taxes on a trailing four quarters basis. At September 30, 2000, the Company had no outstanding borrowings under this facility. As a result of the issuance of the 8 7/8% Senior Notes due 2007 (the "2007 Notes") and the redemption of the 8 3/4% Senior Notes due 2002 (the "2002 Notes"), the borrowing base was adjusted to $50 million, subject to any future redetermination of the borrowing base as provided in the agreement. See Subsequent Events note 9.


6.   EARNINGS  PER  ORDINARY  SHARE

The following table reconciles the numerators and denominators of the basic and diluted earnings per ordinary share computation for earnings from continuing operations for the three months ended September 30, 2000 and 1999, and nine months ended September 30, 2000 and 1999.



                                                  INCOME              SHARES              PER-SHARE
                                                (NUMERATOR)       (DENOMINATOR)            AMOUNT
                                                -----------       -------------          ----------
THREE MONTHS ENDED SEPTEMBER 30, 1999:

  Net earnings                                  $   11,762
  Less: Accumulated dividends on
          preference shares                         (7,363)
                                                -----------

  Earnings available to ordinary shareholders        4,399
    Basic earnings per ordinary share                                   35,785           $    0.12
                                                                                         ==========
  Effect of dilutive securities:
    Stock options                                      ---                  62
                                                -----------       -------------
  Earnings available to ordinary shareholders
      and assumed conversions                   $    4,399
                                                ===========
    Diluted earnings per ordinary share                                 35,847           $    0.12
                                                                  =============          ==========

THREE MONTHS ENDED SEPTEMBER 30, 2000:

  Net earnings                                  $   17,649
  Less: Accumulated dividends on
         preference shares                          (7,336)
                                                -----------

  Earnings available to ordinary shareholders       10,313
  Basic earnings per ordinary share                                     36,807           $    0.28
                                                                                         ==========
  Effect of dilutive securities:
    Stock options                                      ---               2,482
                                                -----------       -------------
  Earnings available to ordinary shareholders
      and assumed conversions                   $   10,313
                                                ===========
    Diluted earnings per ordinary share                                 39,289           $    0.26
                                                                  =============          ==========


                                                  INCOME              SHARES              PER-SHARE
                                                (NUMERATOR)       (DENOMINATOR)             AMOUNT
                                                -----------       -------------          ----------
NINE MONTHS ENDED SEPTEMBER 30, 1999:

  Net earnings                                  $   24,532
  Less: Accumulated dividends on
          preference shares                        (21,308)
                                                -----------

  Earnings available to ordinary shareholders        3,224
  Basic earnings per ordinary share                                     36,263           $    0.09
                                                                                         ==========
  Effect of dilutive securities:
    Stock options                                      ---                  41
                                                -----------       -------------
  Earnings available to ordinary shareholders
     and assumed conversions                    $    3,224
                                                ===========
     Diluted earnings per ordinary share                                36,304           $    0.09
                                                                  =============          ==========


NINE  MONTHS  ENDED  SEPTEMBER  30,  2000:

  Net earnings                                  $   72,966
  Less: Accumulated dividends on
          preference shares                        (22,016)
                                                -----------

  Earnings available to ordinary shareholders       50,950
    Basic earnings per ordinary share                                   36,311           $    1.40
                                                                                         ==========
  Effect of dilutive securities:
    Stock options                                      ---               2,233
    8% preference shares                            21,775              20,747
                                                -----------       -------------
  Earnings available to ordinary shareholders
     and assumed conversions                    $   72,725
                                                ===========
     Diluted earnings per ordinary share                                59,291           $    1.23
                                                                  =============          ==========




7.   COMMITMENTS  AND  CONTINGENCIES

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

GUARANTEES

At September 30, 2000, the Company guaranteed the performance of a total of $7.6 million in future exploration expenditures to be incurred through September 2001 in various countries. These commitments are backed primarily by unsecured letters of credit.

LITIGATION

During July through October 1998, eight lawsuits were filed against the Company and Thomas G. Finck and Peter Rugg, in their capacities as officers of the Company. The lawsuits were filed in the United States District Court for the Eastern District of Texas, Texarkana Division, and have been consolidated and are styled In re: Triton Energy Limited Securities Litigation. The consolidated complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, in connection with disclosures concerning the Company's properties, operations, and value relating to a prospective sale in March 1998 of the Company or of all or a part of its assets. The lawsuits seek recovery of an unspecified amount of compensatory damages, fees and costs. The Company has filed a motion to dismiss the lawsuits for failure to state a claim, which is pending.

The Company believes its disclosures have been accurate and intends to vigorously defend these actions. There can be no assurance that the litigation will be resolved in the Company's favor. An adverse result could have a material adverse effect on the Company's financial position or results of operations.

In November 1999, a lawsuit was filed against the Company, one of its subsidiaries and Thomas G. Finck, Peter Rugg and Robert B. Holland, III, in their capacities as officers of the Company, in the District Court of the State of Texas for Dallas County. The lawsuit is styled Aaron Sherman, et al. vs. Triton Energy Corporation et al. and alleges fraud, negligent misrepresentation and violations of the Texas Securities fraud statutes in connection with the Company's 1996 reorganization as a Cayman Islands corporation and disclosures concerning the prospective sale by the Company of all or a substantial part of its assets announced in March 1998. The plaintiffs have asserted actual damages of up to $10 million and sought punitive damages of up to $50 million. The Company has filed various motions to dispose of the lawsuit on the grounds that the plaintiffs do not have standing and have not plead causes of action cognizable in law. The Court has dismissed all claims of certain plaintiffs and some claims of the remaining plaintiffs for failure to plead viable causes of action. The Court has stayed discovery pending resolution of these motions.

In August 1997, the Company was sued in the Superior Court of the State of California for the County of Los Angeles, by David A. Hite, Nordell International Resources Ltd., and International Veronex Resources, Ltd. In September 1997, the Company removed the action to the United States District Court for the Central District of California. Prior to this litigation, the Company and the plaintiffs were adversaries in a 1990 arbitration proceeding in which the interest of Nordell International Resources Ltd. in the Enim oil field in Indonesia was awarded to the Company (subject to a 5% net profits interest for Nordell), and Nordell was ordered to pay the Company nearly $1 million. The arbitration award was followed by a series of legal actions by the parties in which the validity of the award and its enforcement were at issue. As a result of these proceedings, the award was ultimately upheld and enforced.

The current suit alleges that the plaintiffs were damaged in amounts aggregating $13 million primarily because of the Company's prosecution of various claims against the plaintiffs, as well as alleged misrepresentations, infliction of emotional distress and improper accounting practices. The suit seeks specific performance of the arbitration award, damages for alleged fraud and misrepresentation in accounting for Enim field operating results, an accounting for Nordell's 5% net profit interest, and damages for emotional distress and various other alleged torts. The suit sought interest, punitive damages and attorneys fees in addition to the alleged actual damages. In August 1998, the district court dismissed all claims asserted by the plaintiffs other than claims for malicious prosecution and abuse of the legal process, which the court held could not be subject to a motion to dismiss. The abuse of process claim was later withdrawn, and the damages sought were reduced to approximately $700,000 (not including punitive damages). The lawsuit was tried and the jury found in favor of the plaintiffs and assessed compensatory damages against the Company in the amount of approximately $700,000 and punitive damages in the amount of approximately $11 million. The Company believes it has acted appropriately and has appealed the verdict. Nordell has cross-appealed from the dismissal of its claims for an audit and an accounting related to the 5% net profits interest.
Enforcement of the judgment has been stayed without a bond pending the outcome of the appeal.

The Company is subject to certain other litigation matters, none of which is expected to have a material, adverse effect on the Company's operations or consolidated financial condition.

8.   CERTAIN  FACTORS  THAT  COULD  AFFECT  FUTURE  OPERATIONS

Certain information contained in this report, as well as written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, news releases, conferences, teleconferences, web postings, or otherwise, may be deemed to be "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995 and are subject to the "Safe Harbor" provisions of those statutes. Forward-looking statements include statements concerning the Company's and management's plans, objectives, goals, strategies and future operations and performance and the assumptions underlying such forward-looking statements. When used in this document, the words
"anticipates," "estimates," "expects," "believes," "intends," "plans," "may," "will," "should" and similar expressions are intended to identify such forward-looking statements. These statements include information regarding:

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

-  the estimated fair value of derivative instruments; and

-  proved oil and gas reserves and discounted future net cash flows therefrom.

These statements are based on current expectations and involve a number of risks and uncertainties, including those described in the context of such forward-looking statements, as well as those presented below. Actual results and developments could differ materially from those expressed in or implied by such statements due to these and other factors. The Company is not obligated to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

CERTAIN FACTORS RELATING TO THE INTERNATIONAL OIL AND GAS INDUSTRY

Oil prices significantly impact the Company's operating results.

Currently, the Company derives substantially all of its revenues and operating cash flow from the sale of oil produced in Colombia. In general, the Company sells its oil production at prices based on the market price of oil on the date of sale, although from time to time the Company may sell production in advance at contractually fixed prices and may enter into hedging transactions. The market prices for oil and natural gas historically have been volatile and are likely to continue to be volatile in the future. Oil and natural gas prices have been subject to significant fluctuations during the past several decades in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond the control of the Company. These factors include the level of consumer product demand, weather conditions, domestic and foreign government regulations, political conditions in the Middle East and other production areas, the foreign supply of oil and natural gas, the price and availability of alternative fuels, and overall economic conditions. It is impossible to predict future oil and gas price movements with any certainty. Decreases in oil and natural gas prices will adversely affect the Company's revenues, results of operations and cash flows.

If the Company determines that exploration results on one or more properties do not justify continuing to carry their capitalized costs, the Company may write down the properties' carrying value and incur a charge to earnings and a reduction in shareholders' equity.

The Company follows the full cost method of accounting for exploration and development of oil and gas reserves whereby all costs related to acquisition, holding, and initial exploration of licenses in countries where the Company has no proved reserves are initially capitalized. The Company then periodically assesses its exploration licenses for impairment on a country-by-country basis. Based on the Company's evaluation of drilling results, seismic data and other information it deems relevant, the Company may write down the carrying value of the oil and gas licenses in that country to estimated recoverable value. If the Company abandons all exploration efforts in a country where no proved reserves are assigned, all acquisition and exploration costs associated with the country are expensed. For example, in September 2000, the Company surrendered its interest in the Aitoloakarnania lease onshore Greece after drilling two dry holes and recorded a writedown of $18.7 million ($17.2 million after-tax). The Company expects to complete its contractual obligations in Greece, Italy, Madagascar and Oman over the next 12 months, subject to possible extensions or amendments of commitments. If in the course of the Company's exploration activities, the Company determines continuing to explore for hydrocarbons in any country is not justified, the Company may record a writedown during this period for the cost pool related to that country. Due to the unpredictable nature of exploration drilling activities, the amount and timing of impairment expense are difficult to predict with any certainty. Financial information concerning the Company's assets at December 31, 1999, including capitalized costs by geographic area, is set forth in note 21 of Notes to Consolidated Financial Statements in Triton's Annual Report on Form 10-K for the year ended December 31, 1999.

Operating risks normally associated with the exploration for and production of oil and gas include possible blowouts and other operating hazards, as well as environmental risks and other regulatory risks.

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

In accordance with customary industry practices, the Company maintains insurance coverage limiting financial loss resulting from certain of these operating hazards. Losses and liabilities arising from uninsured or underinsured events would reduce revenues and increase costs to the Company. There can be no assurance that any insurance will be adequate to cover losses or liabilities. The Company cannot predict the continued availability of insurance; or its availability at premium levels that justify its purchase.

The Company's drilling operations are subject to certain other risks which could cause the Company to delay or cease its drilling.

Numerous risks affect drilling activities, including the risk of drilling non-productive wells or dry holes. The cost of drilling, completing and operating wells and of installing production facilities and pipelines is often uncertain. Also, the Company's drilling could be delayed or cease because of any of the following:

-  title  problems;

-  weather  conditions;

-  noncompliance with or changes in governmental requirements or regulations;

-  shortages  or  delays in the delivery or availability of equipment; and

-  failure  to  obtain  permits  for  operations  in  a  timely  manner.

Substantially all of the Company's operations are conducted in foreign countries and the Company is subject to political, economic and other uncertainties.

The Company conducts substantially all of its exploration and production operations, and derives substantially all of its consolidated revenues, from international operations. Risks inherent in international operations, particularly in the oil and gas business, include:

- the risk of expropriation, nationalization, war, revolution, border disputes, renegotiation or modification of existing contracts, import, export and transportation regulations and tariffs;

- taxation policies, including royalty and tax increases and retroactive tax claims;

- exchange controls, currency fluctuations and other uncertainties arising out of foreign government sovereignty over the Company's international operations;

- laws and policies of the United States affecting foreign trade, taxation and investment; and

- the possibility of having to be subject to the exclusive jurisdiction of foreign courts in connection with legal disputes and the possible inability to subject foreign persons to the jurisdiction of courts in the United States.

To date, the Company's international operations have not been materially affected by these risks.

Estimates of oil and gas reserves and future net revenues are based on numerous assumptions and may be determined to be inaccurate.

Numerous uncertainties exist in estimating quantities of proved reserves and future net revenues from those reserves. Estimates of proved reserves and related future net revenues are based on various assumptions, which may be determined to be inaccurate. Actual future production, oil and gas prices, revenues, taxes, capital expenditures, operating expenses, geologic success and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates and could materially affect the estimated quantities and future net revenues of the Company's proved reserves. In addition, reserve estimates may be subject to downward or upward revisions based on production performance, purchases or sales of properties, results of future development, prevailing oil and gas prices and other factors. Therefore, the estimated future net revenues should not be construed as estimates of the current market value of the Company's proved reserves.

CERTAIN  FACTORS  RELATING  TO  TRITON'S  ASSETS  AND  OPERATIONS

Guerrilla  activity  in  Colombia  could  disrupt the Company's  operations.

The Company currently derives substantially all of its revenues and operating cash flow from its interest in the Cusiana and Cupiagua fields, located approximately 160 kilometers (100 miles) northeast of Bogota, Colombia. Operator of the fields is BP Amoco ("BP"). Development of reserves in the Cusiana and Cupiagua fields is ongoing and will require additional drilling. Pipelines connect the major producing fields in Colombia to export facilities and to refineries.

From time to time, guerrilla activity in Colombia has disrupted the operation of oil and gas projects. Such activity increased over the last few years and appears to be increasing as political negotiations among government and various rebel groups proceed. Guerrilla activity has caused delays in the development of the fields in Colombia and from time to time has slowed the operator's ability to put workers in the field. In one case, a bomb planted near the pipeline caused OCENSA to halt shipments, which, in turn, caused the operator of the fields to curtail production for approximately two days. BP, the Company and the Colombian government have taken steps to maintain security and favorable relations with the local population, including the hiring of security to patrol its facilities, and programs to provide local communities with health and educational assistance. The Company expects these steps will be required throughout the term of the Company's interest there. There can be no assurance that attempts to reduce or prevent guerrilla activity will be successful or that guerrilla activity will not disrupt operations in the future.

Colombia could be denied certification as a country making progress in stemming the production and transit of illegal drugs, which could heighten the risks of the Company's operations there.

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

The  Company  has  experienced  unexpected  production  declines  in  Colombia.

Gross production from the Cusiana and Cupiagua fields averaged approximately 430,000 barrels of oil per day ("BOPD") during 1999 and approximately 331,000 BOPD during the third quarter of 2000. Based on a revised production forecast the Company received in September 2000 from the operator, the Company expects that average gross production for the fields will be approximately 334,000 BOPD for the year and will be approximately 270,000 BOPD to 280,000 BOPD in 2001. These declines in gross production levels have been greater than the operator and the Company's engineers projected. The Company can give no assurance that any attempts to increase production will be successful or that the Colombia fields will not continue to experience significantly less production than the Company projects. As a result of the greater than expected decline in production from the Colombia fields, the Company expects that proved reserves at year-end 2000 attributable to the fields will be decreased by more than the amount that would be attributable to production during the year.

The Company's property in Equatorial Guinea is in the development stage, and the Company may not be able to meet its targets for first production or production levels, or for increased levels of production in future phases.

The Company is a participant in a significant oil discovery, the Ceiba field, located in Block G offshore the Republic of Equatorial Guinea. The field is located in approximately 2,200 to 2,600 feet of water, approximately 35 kilometers (22 miles) off the continental coast. The Company is implementing an accelerated exploration, appraisal and development program through a two-rig drilling program. Development of the field will require significant capital expenditures, the drilling and completion of additional wells and, under the Company's plan of development, the utilization of a floating production storage and offloading (FPSO) vessel. Based on discussions held to date with development contractors, the Company is targeting first oil production to occur by year-end 2000, and the plan of development provides for initial or phase-one gross production of about 52,000 BOPD, or about 36,000 BOPD net to the Company. The Company is highly dependent on third-party contractors, including the firm that is maintaining and operating the FPSO vessel. The Company's ability to meet its targets is subject to the timely drilling and completion of development wells and the timely performance by the development contractors of their commitments, and is subject to the risks associated with oil and gas operations and international operations as discussed previously. The Company can give no assurance that it will meet these targets. Any phases of production beyond the initial or phase-one production level from the Ceiba field will depend on a successful delineation and appraisal program, including interpretation of seismic data and the drilling of successful appraisal wells. The Company can give no assurance that it will be successful in its efforts to increase production from the Ceiba field through appraisal.

The Company's growth in Equatorial Guinea is dependent on its ability to discover additional oil or gas fields, and the Company has a limited time in which to explore.

Under the terms of the production sharing contracts, the Company has the right to continue to explore the remaining acreage on its Blocks F and G for three additional one-year periods, provided the Company commits to drill at least two exploration wells during that year (one well each year being contingent upon the Company's identifying an additional structure it believes is a drillable prospect). Under the current terms of the contracts, the Company is required to relinquish 30% of each contract's original area in 2000, and an additional 20% of the remaining contract area by the end of April 2003. Notwithstanding the requirement for relinquishment, the Company will not be required to surrender an area that includes a commercial field or a discovery that has not then been declared commercial. The Company can give no assurance that it will be successful in future exploration efforts on the blocks.

The Company has been negotiating with the Republic of Equatorial Guinea to retain all or a portion of the 30% of the original area that was required to be relinquished in April 2000. There is a high degree of risk that these negotiations will be unsuccessful. The area or areas to be surrendered is to be designated by the Company, provided that, where possible, each area is of sufficient size and convenient shape to permit petroleum operations. The Company has informed the Republic of Equatorial Guinea that, if required, the Company would relinquish those areas of the blocks that the Company considers to be the least prospective. The Company can give no assurance that the government would agree that this relinquishment meets the terms of the contract.

Sales of gas from the Company's property in Malaysia-Thailand could be delayed by an environmental impact assessment, and the Company may have to pay compensation to BP and the Company may not receive incentive payments from BP if delays occur.

The Company is a partner in a significant gas exploration project located in the Gulf of Thailand approximately 450 kilometers (280 miles) northeast of Kuala Lumpur and 750 kilometers (470 miles) south of Bangkok as a contractor under a production-sharing contract covering Block A-18 of the Malaysia-Thailand Joint Development Area. In October 1999, the Company and the other parties to the production-sharing contract for Block A-18 executed a gas sales agreement providing for the sale of the first phase of gas. Under terms of the gas sales agreement, delivery of gas is scheduled to begin by the end of the second quarter of 2002, following timely completion and approval of an environmental impact assessment associated with the buyers' pipeline and processing facilities. The buyers may delay their obligation to purchase the gas if they do not receive approval of the environmental impact assessment for the pipeline and processing facilities they plan to construct. A lengthy approval process, or significant opposition to the project, could delay construction and the commencement of gas sales. The Company can give no assurance as to if or when the approval of the environmental impact assessment will be obtained. It is possible that if the environmental impact assessment process does result in a significant delay, the buyers could seek an alternate route for the delivery of the gas. The Company can give no assurance as to when any such alternate route could be completed or when gas sales could commence.

In connection with the sale to ARCO, now BP, of one-half of the shares through which the Company owned its interest in Block A-18, BP agreed to pay the future exploration and development costs attributable to the Company's and BP's collective interest in Block A-18 up to $377 million or until first production from a gas field, after which the Company and BP would each pay 50% of such costs. There can be no assurance that the Company's and BP's collective share of the cost of developing the project will not exceed $377 million. BP also agreed to pay the Company certain incentive payments if certain criteria were met. The first $65 million in incentive payments is conditioned upon having the production facilities for the sale of gas from Block A-18 completed by June 30, 2002. If the facilities are completed after June 30, 2002, but before June 30, 2003, the incentive payment would be reduced to $40 million. A lengthy environmental approval process or unanticipated delays in construction of the facilities could result in the Company's receiving a reduced incentive payment or possibly the complete loss of the first incentive payment. In addition, the Company has agreed to share with BP some of the risk that the environmental approval process might delay production by agreeing to pay BP $1.25 million per month for each month, if applicable, that first gas sales are delayed beyond 30 months following the award of an engineering, procurement and construction contract for the project. The Company's obligation is capped at 24 months of these payments, or $30 million.

INFLUENCE  OF  HICKS  MUSE

In connection with the issuance of 8% Convertible Preference Shares to HM4 Triton, L.P., the Company and HM4 Triton, L.P. entered into a shareholders' agreement (the "Shareholders' Agreement") pursuant to which, among other things, the size of the Company's Board of Directors was set at 10, and HM4 Triton, L.P. exercised its right to designate four out of such 10 directors. The Shareholders' Agreement provides that, in general, for so long as the entire Board of Directors consists of 10 members, HM4 Triton, L.P. (and its designated transferees, collectively) may designate four nominees for election to the Board of Directors. The right of HM4 Triton, L.P. (and its designated transferees) to designate nominees for election to the Board will be reduced if the number of ordinary shares held by HM4 Triton, L.P. and its affiliates (assuming conversion of 8% Convertible Preference Shares into ordinary shares) represents less than certain specified percentages of the number of ordinary shares (assuming conversion of 8% Convertible Preference Shares into ordinary shares) purchased by HM4 Triton, L.P. pursuant to the Stock Purchase Agreement.

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

9.  SUBSEQUENT  EVENTS

In October 2000, the Company issued $300 million face value of 2007 Notes for proceeds of $300 million before deducting transaction costs of approximately $6 million. Interest is payable semi-annually on April 1 and October 1, commencing April 1, 2001. The 2007 Notes are redeemable, in whole or in part, at any time on or after October 1, 2004, at the option of the Company, or up to $105 million may be redeemed using proceeds of future equity offerings completed before October 1, 2003. The 2007 Notes contain various restrictive covenants that limit the Company's ability to borrow money or guarantee other indebtedness, create liens, make investments, use assets as security in other transactions, pay dividends on stock, enter into sale and leaseback transactions, sell assets, sell capital stock of subsidiaries, enter into agreements that restrict dividends from subsidiaries, merge or consolidate, enter into transactions with affiliates, and enter into different lines of business.

Subject to certain exceptions, the indenture governing the 2007 Notes provides that the Company may not incur additional indebtedness unless, at the time of the incurrence, the ratio of earnings before interest, income taxes, depreciation, depletion, amortization and writedowns to the sum of interest expense and capitalized interest, as those terms are defined in the indenture, is at least 2.5 to 1. One of the exceptions would permit the Company to incur additional indebtedness under certain credit arrangements with financial institutions, so long as the total amount of indebtedness outstanding under this exception does not exceed the greater of (i) $250 million or (ii) an amount equal to the sum of $100 million plus 20% of the adjusted net tangible assets as defined in the indenture, on the date of such incurrence.

The Company used approximately $207 million of the net proceeds from the sale of the 2007 Notes to redeem all of the Company's outstanding 2002 Notes at a price, including accrued interest, of $1,038.40 for each $1,000 note outstanding. The remaining net proceeds will be used to fund the Company's future capital expenditures, as well as for general corporate purposes. The Company expects results of operations for the quarter ending December 31, 2000, will include an extraordinary expense of approximately $7 million associated with the extinguishment of the 2002 Notes.

During September 2000, the Company called for redemption all of the outstanding 5% preference shares. Each 5% preference share was convertible into one ordinary share of the Company. A total of 107,075 shares were converted into ordinary shares, and the remaining 78,201 shares were redeemed for cash at the redemption price of $34.56 per share totaling $2.7 million. The redemption price represented the stated value of $34.41 plus the amount of dividends that accrued per share from September 30, 2000, through the redemption date of October 31, 2000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                       LIQUIDITY AND CAPITAL REQUIREMENTS
                       ----------------------------------

     Cash and equivalents totaled $90.4 million and $186.3 million at September 30, 2000, and December 31, 1999, respectively. Working capital was $28.1 million at September 30, 2000, compared with $161.3 million at December 31, 1999.

     The following summary table reflects cash flows for the Company for the nine months ended September 30, 2000 (in thousands):


Net cash provided (used) by operating activities                    $ 146,284
Net cash provided (used) by investing activities                    $(239,929)
Net cash provided (used) by financing activities                    $  (1,932)


  Operating Activities
  --------------------


     The Company's cash flows provided by operating activities for the nine months ended September 30, 2000, benefited from a higher average realized oil price. The higher realized oil price was partially offset by a decrease in production from the Cusiana and Cupiagua fields in Colombia. Gross production from the Cusiana and Cupiagua fields averaged approximately 346,000 barrels of oil per day ("BOPD") during the first nine months of 2000 following an average production rate for the year 1999 of 430,000 BOPD. See "Results of Operations." Based on a revised production forecast the Company received in September 2000 from the operator, the Company expects average gross production for the fields in 2000 will be approximately 334,000 BOPD.

     Beginning in the second quarter of 2000, 254,136 barrels per month, the amount previously delivered under the forward oil sale, were available for sale at market prices subject to any hedging arrangements undertaken by the Company.

  Investing  Activities
  ---------------------

     The Company's capital expenditures and other capital investments were $148.9 million ($131.7 million excluding capitalized interest) for the nine months ended September 30, 2000, primarily for development of the Ceiba Field in Equatorial Guinea and for development of the Cusiana and Cupiagua fields in Colombia.

     In May 2000, the Company acquired from an unrelated third party, for $88.7 million in cash, 100% of the shares of Triton Pipeline Colombia, Inc. ("TPC"). TPC's sole asset is its 9.6% equity interest in the Colombian pipeline company, Oleoducto Central S.A. ("OCENSA"). OCENSA owns and operates the pipeline and port facilities, which transport and handle crude oil from the Cusiana and Cupiagua fields to the Caribbean port of Covenas.

  Financing  Activities
  ---------------------

     For the nine months ended September 30, 2000 and 1999, the Company repaid borrowings of $9.1 million and $19 million, respectively, and paid cash preference-share dividends totaling $14.8 million and $3.1 million, respectively. Additionally, the Company paid stock preference-share dividends totaling $13.7 million for the nine months ended September 30, 1999. Proceeds from issuances of ordinary shares under the Company's stock compensation plans totaled $23.7 million for the nine months ended September 30, 2000.

  Future  Capital  Needs
  ----------------------

     The Company is implementing an accelerated appraisal and development program to enable early production from the Ceiba Field in Equatorial Guinea, with a target of first production by the end of 2000. The Company has contracted for a floating production storage and offloading (FPSO) vessel that is expected to provide storage for up to two million barrels of oil and initial processing capacity of up to 60,000 barrels of oil per day from a single production unit. Capacity can be cost effectively increased through the installation of additional processing units. The Company currently plans to use the Sedco 700 semisubmersible rig to complete four Ceiba wells as production wells, and to drill and complete additional development wells and water injection wells for development of the Ceiba field. The Company also intends to procure equipment for a water-injection facility for future secondary oil recovery. The Company has submitted a revised work program and budget to the government of Equatorial Guinea for approval. In addition to the Company's plans for accelerated appraisal and development of the Ceiba field, the Company expects to use Global Marine's R.F. Bauer drillship to drill up to six exploration wells in Equatorial Guinea through mid- 2001, the first of which was spudded on October 2, 2000.

     The accelerated appraisal and development program for Equatorial Guinea, as well as the exploration wells, will require significant capital outlays commencing this year. The Company's revised capital spending program for the year ending December 31, 2000, is approximately $256 million, excluding capitalized interest and acquisitions. The $256 million comprises approximately $187 million for exploration and development activities in Equatorial Guinea ($86.4 million paid through September 30), $58 million for the Cusiana and Cupiagua fields in Colombia ($30.4 million paid through September
30), and $11 million for the Company's exploration activities in other parts of the world ($14.9 million paid through September 30). In addition, the Company has accrued capital expenditures totaling $44.6 million at September 30, 2000.

     In October 2000, the Company issued $300 million face value of 8 7/8% Senior Notes due 2007 (the "2007 Notes") for proceeds of $300 million before deducting transaction costs of approximately $6 million. Interest is payable semi-annually on April 1 and October 1, commencing April 1, 2001. The 2007 Notes are redeemable, in whole or in part, at any time on or after October 1, 2004, at the option of the Company, or up to $105 million may be redeemed using proceeds of future equity offerings completed before October 1, 2003. The 2007 Notes contain various restrictive covenants that limit the Company's ability to borrow money or guarantee other indebtedness, create liens, make investments, use assets as security in other transactions, pay dividends on stock, enter into sale and leaseback transactions, sell assets, sell capital stock of subsidiaries, enter into agreements that restrict dividends from subsidiaries, merge or consolidate, enter into transactions with affiliates, and enter into different lines of business.

     Subject to certain exceptions, the indenture governing the 2007 Notes provides that the Company may not incur additional indebtedness unless, at the time of the incurrence, the ratio of earnings before interest, income taxes, depreciation, depletion, amortization and writedowns to the sum of interest expense and capitalized interest, as those terms are defined in the indenture, is at least 2.5 to 1. One of the exceptions would permit the Company to incur additional indebtedness under certain credit arrangements with financial institutions, so long as the total amount of indebtedness outstanding under this exception does not exceed the greater of (i) $250 million or (ii) an amount equal to the sum of $100 million plus 20% of the Company's adjusted net tangible assets, as defined in the indenture, on the date of such incurrence.

     The Company used approximately $207 million of the net proceeds from the sale of the 2007 Notes to redeem all of the Company's outstanding 8 3/4% Senior Notes due 2002 (the "2002 Notes") at a price, including accrued interest, of $1,038.40 for each $1,000 note outstanding. The remaining net proceeds will be used to fund the Company's future capital expenditures, as well as for general corporate purposes. The Company expects results of operations for the quarter ending December 31, 2000, will include an extraordinary expense of approximately $7 million associated with the extinguishment of the 2002 Notes.

     In February 2000, the Company entered into an unsecured two-year revolving credit facility with a group of banks. The credit facility, which matures in February 2002, gives the Company the right to borrow from time to time up to the amount of the borrowing base determined by the banks, not to exceed $150 million. The credit facility contains various restrictive covenants, including covenants that require the Company to maintain a ratio of earnings before interest, depreciation, depletion, amortization and income taxes to net interest expense of at least 2.5 to 1 on a trailing four quarters basis. The restrictive covenants also prohibit the Company from permitting net debt to exceed the product of 3.75 times the Company's earnings before interest, depreciation, depletion, amortization and income taxes on a trailing four quarters basis. At September 30, 2000, the Company had no outstanding borrowings under this facility. As a result of the issuance of the 2007 Notes and the redemption of the 2002 Notes, the borrowing base was adjusted to $50 million, subject to any future redetermination of the borrowing base as provided in the agreement.

     The Company expects to fund 2000 capital spending with a combination of some or all of the following: cash flow from operations, cash, and the Company's committed bank credit facility. Additionally, the Company has on file with the Securities and Exchange Commission ("SEC") a shelf registration statement under which the Company could issue up to an aggregate of $250 million debt or equity securities.

At September 30, 2000, the Company guaranteed the performance of a total of $7.6 million in future exploration expenditures to be incurred through September 2001 in various countries. These commitments are backed primarily by unsecured letters of credit.


                              RESULTS OF OPERATIONS
                              ---------------------

Sales volumes and average prices realized were as follows:



                                                  THREE MONTHS ENDED      NINE MONTHS ENDED
                                                     SEPTEMBER 30,          SEPTEMBER 30,
                                                --------------------    -------------------
                                                  2000        1999        2000        1999
                                                -------     -------     -------     -------
Sales volumes:
Oil (MBbls), excluding forward oil sale           2,930       3,091       8,404       9,481
Forward oil sale (MBbls delivered)                  ---         762         762       2,287
                                                -------     -------     -------     -------

Total                                             2,930       3,853       9,166      11,768
                                                =======     =======     =======     =======

Gas (MMcf)                                          126         121         346         336

Weighted average price realized:
Oil (per Bbl) (1)                               $ 30.35     $ 17.44     $ 26.47     $ 14.94
Gas (per Mcf)                                   $  1.42     $  0.88     $  1.31     $  0.88





(1) Includes the effect of barrels delivered under the forward oil sale, if applicable, that were recognized at $11.56 per barrel.



                     THREE MONTHS ENDED SEPTEMBER 30, 2000,
               COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1999

  Oil  and  Gas  Sales
  --------------------

     Oil and gas sales for the third quarter of 2000 totaled $89.1 million, a 32% increase from the third quarter of 1999, due to higher average realized oil prices. This increase was partially offset by lower production. The average realized oil price increased $12.91 per barrel, or 74%, resulting in an increase in revenues of $37.8 million, compared with the same period in 1999. Oil production, including production related to barrels delivered under the forward oil sale, decreased 24% in third-quarter 2000, compared with the prior-year third quarter, resulting in a revenue decrease of $16.1 million. Gross production from the Cusiana and Cupiagua fields averaged 331,000 BOPD for the third-quarter 2000, compared with 433,000 BOPD for the prior-year third quarter.

     As a result of financial and commodity market transactions settled during the three months ended September 30, 2000, the Company's risk management program resulted in lower oil sales of approximately $2.5 million than if the Company had not entered into such transactions. Additionally, the Company has reduced its exposure to fluctuations in West Texas Intermediate ("WTI") prices on a portion of its fourth-quarter 2000 and 2001 oil production. See "Quantitative and Qualitative Disclosures about Market Risk" below.

  Costs  and  Expenses
  --------------------

     Operating expenses decreased $7.6 million in 2000 primarily due to lower pipeline tariffs. On an oil-equivalent barrel basis, operating expenses were $4.30 and $5.28 in 2000 and 1999, respectively. OCENSA pipeline tariffs totaled $6.8 million, or $2.34 per barrel, and $13.9 million, or $3.66 per barrel, in 2000 and 1999, respectively. Following the Company's acquisition of the shares of TPC in 2000, the Company elected to cancel the dividend it would receive as an owner of OCENSA shares which is the primary cause for lower pipeline tariffs in 2000. OCENSA imposes a tariff on shippers from the Cusiana and Cupiagua fields (the "Initial Shippers"), which is estimated to recoup: the total capital cost of the project over a 15-year period; its operating expenses, which include all Colombian taxes; interest expense; and the dividend to be paid by OCENSA to the shareholder affiliated with that shipper, unless it has elected not to receive a dividend. Any shippers of crude oil who are not Initial Shippers are assessed a premium tariff on a per-barrel basis, and OCENSA will use revenues from such tariffs to reduce the Initial Shippers' tariff.

     Depreciation, depletion and amortization decreased $1.7 million, primarily due to lower production volumes, including barrels delivered under the forward oil sale.

     General and administrative expense before capitalization increased $2.2 million to $9.3 million in 2000. Capitalized general and administrative costs were $3.6 million and $1.5 million in 2000 and 1999, respectively.

     In September 2000, the Company recorded a $18.7 million pre-tax ($17.2 million, after-tax) noncash writedown related to its operations in Greece. The Company surrendered its interest in the Aitoloakarnania lease onshore Greece to the government after drilling two dry holes.

  Interest  Expense,  Net
  -----------------------

     Gross interest expense for 2000 and 1999 totaled $9.4 million and $9.2 million, respectively, while capitalized interest for 2000 increased $3.7 million to $7.3 million. Gross interest expense will increase in future periods as a result of higher outstanding debt balances following the issuance of the 2007 Notes. The Company anticipates that the amount of gross interest expense that is capitalized will decrease in 2001, as capitalized oil and gas assets from the Ceiba field in Equatorial Guinea are placed in service.

  Income  Taxes
  -------------

     Current taxes increased to $16.2 million in 2000 from $1.4 million in 1999 due to higher pretax income from Colombian operations. During 2000, the Company's tax expense was approximately $3.1 million lower due to the amortization of deferred income resulting from anticipated utilization of net operating losses of an entity that was acquired in the prior year. The income tax provisions for 2000 and 1999 included deferred tax expense of $6.0 million and $9.3 million, respectively.

  Subsequent  Events
  ------------------

     In November 2000, the Company repaid its 2002 Notes at a price, including accrued interest, of $1,038.40 for each $1,000 note outstanding. The Company expects its results of operations for the quarter ending December 31, 2000, will include an extraordinary expense of approximately $7 million associated with the extinguishment of the 2002 Notes.

     During September 2000, the Company called for redemption all of the outstanding 5% preference shares. Each 5% preference share was convertible into one ordinary share of the Company. A total of 107,075 shares were converted into ordinary shares, and the remaining 78,201 shares were redeemed for cash at the redemption price of $34.56 per share totaling $2.7 million. The redemption price represented the stated value of $34.41 plus the amount of dividends that accrued per share from September 30, 2000, through the redemption date of October 31, 2000.


                      NINE MONTHS ENDED SEPTEMBER 30, 2000,
               COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999


  Oil  and  Gas  Sales
  --------------------

     Oil and gas sales in 2000 totaled $243.1 million, a 38% increase from the prior year due to higher average realized oil prices. This increase was partially offset by lower production. The average realized oil price increased $11.53 per barrel, or 77%, resulting in an increase in revenues of $105.7 million, compared with the same period in 1999. Oil production, including production related to barrels delivered under the forward oil sale, decreased 22% in 2000, compared with the prior-year, resulting in a revenue decrease of $38.9 million. Gross production from the Cusiana and Cupiagua fields averaged 346,000 BOPD in 2000, compared with 434,000 BOPD in 1999.

     As a result of financial and commodity market transactions settled during the nine months ended September 30, 2000, the Company's risk management program resulted in lower oil sales of approximately $15.9 million than if the Company had not entered into such transactions. Additionally, the Company has reduced its exposure to fluctuations in WTI prices on a portion of its fourth-quarter 2000 and 2001 oil production. See "Quantitative and Qualitative Disclosures about Market Risk" below.

     The delivery requirement under the forward oil sale was completed in March 2000. Beginning in the second quarter of 2000, 254,136 barrels per month, the amount previously delivered under the forward oil sale and recognized in revenues at $11.56 per barrel, were available for sale at market prices subject to any hedging arrangements undertaken by the Company.


  Costs  and  Expenses
  --------------------

     Operating expenses decreased $14.5 million in 2000 primarily due to lower pipeline tariffs. On an oil-equivalent barrel basis, operating expenses were $4.80 and $5.11 in 2000 and 1999, respectively. OCENSA pipeline tariffs totaled $23.8 million, or $2.62 per barrel, and $39.9 million, or $3.52 per barrel, in 2000 and 1999, respectively.

     Depreciation, depletion and amortization decreased $4.9 million, primarily due to lower production volumes, including barrels delivered under the forward oil sale.

     General and administrative expense before capitalization increased $3.3 million, to $24.5 million in 2000. Capitalized general and administrative costs were $8.4 million and $5.8 million in 2000 and 1999, respectively.

  Interest  Expense,  Net
  -----------------------

     Gross interest expense for 2000 and 1999 totaled $28.1 million and $28 million, respectively, while capitalized interest for 2000 increased $6.7 million to $17.2 million.

  Income  Taxes
  -------------

     Current taxes increased to $36.2 million in 2000 from $3.9 million in 1999 due to higher pretax income from Colombian operations. During 2000, the Company's tax expense was lower by approximately $8.9 million due to the amortization of deferred income resulting from anticipated utilization of net operating losses of an entity that was acquired in the prior year. The income tax provisions for 2000 and 1999 included deferred tax expense of $11 million and $16.5 million, respectively.


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


               Certain Factors That Could Affect Future Operations
               ---------------------------------------------------


     Certain information contained in this report, as well as written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, news releases, conferences, teleconferences, web postings, or otherwise, may be deemed to be "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995 and are subject to the "Safe Harbor" provisions of those statutes. Forward-looking statements include statements concerning the Company's and management's plans, objectives, goals, strategies and future operations and performance and the assumptions underlying such forward-looking statements. When used in this document, the words
"anticipates," "estimates," "expects," "believes," "intends," "plans," "may," "will," "should" and similar expressions are intended to identify such forward-looking statements. These statements include information regarding:

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

-  the estimated fair value of derivative instruments; and

-  proved oil and gas reserves and discounted future net cash flows therefrom.

     These statements are based on current expectations and involve a number of risks and uncertainties, including those described in the context of such forward-looking statements, and in notes 7 and 8 of Notes to Condensed Consolidated Financial Statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to these and other factors. The Company is not obligated to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.



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

     With respect to the sale of oil to be produced by the Company, the Company has entered into oil price swaps with creditworthy counterparties to establish a weighted average WTI benchmark price of $30.11 per barrel on an aggregate of 636,000 barrels of production during the period from October through December 2000. Also, the Company has entered into option contracts for an aggregate of 900,000 barrels of production during the period from January through June 2001. As a result, to the extent the monthly average WTI exceeds $35.48 per barrel, the Company will pay the counterparty the difference between the average WTI price and $35.48 per barrel and to the extent average WTI price is at or below $27.00, the Company will receive $3.00 per barrel plus the realized price per barrel. The option contracts for the period from January through June 2001 will be accounted for on a mark-to-market basis.



                           PART II. OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

  Equatorial Guinea
  -----------------

     As the Company has previously disclosed, at the request of the Republic of Equatorial Guinea, the Company and its partner, Energy Africa, were negotiating amendments to certain terms of the production sharing contracts covering Blocks F and G. In October 2000, the Company and its partner entered into definitive amendments to the contracts, which included the assignment to the government of a 5% carried participating interest in any oil or gas field. The following is intended to be a summary of the terms of the contracts, as amended.

     Under the terms of the production-sharing contracts, the Republic of Equatorial Guinea is entitled to a royalty from each field. In the case of an oil field, the royalty is based on average daily production and is determined as follows:

        Rates of Daily Production of an Oil Field       Royalty Per Tranche
        -----------------------------------------       -------------------
    (calculated on an incremental basis of crude oil)

            From 0 to 30,000 Barrels                              11%
            Above 30,000 to 60,000 Barrels                        12%
            Above 60,000 to 80,000 Barrels                        14%
            Above 80,000 to 100,000 Barrels                       15%
            More than 100,000 Barrels                             16%

In the case of a gas field, the royalty is 10% of the natural gas in the field.

     After making the royalty payments, the Company and Energy Africa will be allocated up to 70% of the remaining production to recover capital costs. The government of Equatorial Guinea's 5% carried participating interest does not entitle the government to receive any of the proceeds for cost recovery. After the allocation of production toward the payment of the royalty and cost recovery, the production sharing contracts entitle the Republic of Equatorial Guinea to receive a share of production based on cumulative production, determined as follows:

                           Government Share of   Contractors' Share of
Cumulative Production     Remaining Production    Remaining Production
------------------------  ---------------------  ----------------------
(in millions of barrels)

From 0 to 200                          20%                     80%
Above 200 to 350                       30%                     70%
Above 350 to 450                       40%                     60%
Above 450 to 550                       50%                     50%
More than 550                          60%                     40%


The government of Equatorial Guinea's 5% carried participating interest entitles it to receive 5% of the production allocated to the contractors in the preceding table. As a result, the Company would receive 80.75% of the remaining production and Energy Africa would receive 14.25%.

     In addition, as any new field is discovered, the contractors must make a production payment to the government in the amount of $750,000 when the Ministry of Mines and Energy approves the discovery as commercial. The contractors must pay the government certain production bonuses if and when production from a field, including the Ceiba field, averages certain levels for the first time, determined as follows:

     Average Production
          Per Day          Production Bonus
      ---------------      ----------------
       (in barrels)
           30,000              $3 million
           60,000              $3 million
          100,000              $4 million

These production bonuses would be added to the capital costs the contractors are entitled to recover.

     The contracts require the Company to relinquish 30% of each contract's original area in April 2000, and an additional 20% of the remaining contract area by the end of April 2002, provided the Company will not be required to surrender an area that includes a commercial field or a discovery that has not then been declared commercial. The Company has been negotiating with the Republic of Equatorial Guinea to retain all or a portion of the 30% of the original area that was required to be relinquished in April 2000. The area or areas to be surrendered is to be designated by the Company, provided that, where possible, each area is of sufficient size and convenient shape to permit petroleum operations. The Company has informed the Republic of Equatorial Guinea that, if required, the Company would relinquish those areas of the blocks that the Company considers to be the least prospective. The Company can give assurance that the government would agree that this relinquishment meets the terms of the contract.


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




  3.1  Memorandum of Association (previously filed as an exhibit to the Company's
       Registration Statement on Form S-3 (No 333-08005) and incorporated herein by reference.)
  3.2  Articles of Association (previously filed as an exhibit to the Company's
       Registration Statement on Form S-3 (No 333-08005) and incorporated herein by reference.)
  4.1  Specimen Share Certificate of Ordinary Shares, $.01 par value, of the Company
       (previously filed as an exhibit to the Company's Registration Statement on Form 8-A dated March 25, 1996, and incorporated herein by reference.)
  4.2  Rights Agreement dated as of March 25, 1996, between Triton and The Chase
       Manhattan Bank, as Rights Agent, including, as Exhibit A thereto, Resolutions establishing the Junior Preference Shares (previously filed as an exhibit to the
       Company's Registration Statement on Form S-3 (No 333-08005) and incorporated herein by reference.)
  4.3  Resolutions Authorizing the Company's 5% Convertible Preference Shares (previously filed as an exhibit to the Company's and Triton Energy Corporation's Registration
       Statement on Form S-4 (No. 333-923) and incorporated herein by reference.)
  4.4  Amendment No. 1 to Rights Agreement dated as of August 2, 1996, between Triton
       Energy Limited and The Chase Manhattan Bank, as Rights Agent (previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A (Amendment No. 1)
       dated August 14, 1996, and incorporated herein by reference.)
  4.5  Amendment No. 2 to Rights Agreement dated as of August 30, 1998, between Triton
       Energy Limited and The Chase Manhattan Bank, as Rights Agent (previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A (Amendment No.
       2) dated October 2, 1998, and incorporated herein by reference.)
  4.6  Unanimous Written Consent of the Board of Directors authorizing a Series of
       Preference Shares (previously filed as an exhibit to the Company's
       Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.)
  4.7  Amendment No. 3 to Rights Agreement dated as of January 5, 1999, between Triton
       Energy Limited and The Chase Manhattan Bank, as Rights Agent (previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A (Amendment No.
       3) dated January 31, 1999, and incorporated herein by reference.)
 10.1  Amended and Restated  Retirement Income Plan (previously filed as an exhibit to
        Triton Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended
       November 30, 1993, and incorporated by reference.)
 10.2  Amended and Restated Supplemental Executive Retirement Income Plan. (previously
       Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year
       Ended December 31, 1997, and incorporated herein by reference.)
 10.3  1981 Employee Non-Qualified Stock Option Plan. (previously filed as an exhibit to
       Triton Energy Corporation's Annual Report on Form 10-K for the fiscal year ended May
       31, 1992 ,and incorporated herein by reference.)
 10.4  Amendment No. 1 to the 1981 Employee Non-Qualified Stock Option Plan. (previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form 10-K for
       the fiscal year ended May 31, 1989, and incorporated herein by reference.)
 10.5  Amendment No. 2 to the 1981 Employee Non-Qualified Stock Option Plan. (previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form 10-K for the
       fiscal year ended May 31, 1992, and incorporated herein by reference.)
 10.6  Amendment No. 3 to the 1981 Employee Non-Qualified Stock Option Plan. (previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form 10-Q for
       the quarter ended November 30, 1993, and incorporated by reference.)
 10.7  1985 Stock Option Plan. (previously filed as an exhibit to Triton Energy Corporation's
       Annual Report on Form 10-K for the fiscal year ended May 31, 1990, and incorporated herein by reference.)
 10.8  Amendment No. 1 to the 1985 Stock Option Plan. (previously filed as an exhibit to
       Triton Energy Corporation's Annual Report on Form 10-K for the fiscal year ended
       May 31, 1992, and incorporated herein by reference.)
 10.9  Amendment No. 2 to the 1985 Stock Option Plan. (previously filed as an exhibit to
       Triton Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended
       November 30, 1993, and incorporated by reference.)
10.10  1989 Stock Option Plan. (previously filed as an exhibit to Triton Energy Corporation's
       Quarterly Report on Form 10-Q for the quarter ended November 30, 1988, and incorporated herein by reference.) (1)
10.11  Amendment No. 1 to 1989 Stock Option Plan. (previously filed as an exhibit to
       Triton Energy Corporation's Annual Report on Form 10-K for the fiscal year ended
       May 31, 1992, and incorporated herein by reference.) (1)
10.12  Amendment No. 2 to 1989 Stock Option Plan. (previously filed as an exhibit to
       Triton Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended
       November 30, 1993, and incorporated herein by reference.) (1)
10.13  Second Amended and Restated 1992 Stock Option Plan.(previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March
       31, 1996, and incorporated herein by reference.) (1)
10.14  Form of Amended and Restated Employment Agreement with Triton Energy Limited and certain officers, including Messrs. Dunlevy, Garrett and Maxted, as amended and restated June 28, 2000.  (previously filed as an exhibit to the Company's Quarterly
       Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.)
10.15  Amended and Restated Employment Agreement among Triton Energy Limited, Triton
       Exploration Services, Inc. and Robert B. Holland, III. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
       September 30, 1998, and incorporated herein by reference.)
10.16  Form of Amended and Restated Employment Agreement among Triton Energy Limited,
       Triton Exploration Services, Inc. and each of Peter Rugg and Al E. Turner. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.)
10.17  Letter Agreement among Triton Energy Limited, Triton Exploration Services,  Inc.
       and Robert B. Holland, III dated December 17, 1998. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.)
10.18  Letter Agreement among Triton Energy Limited, Triton Exploration Services,  Inc.
       and Peter Rugg dated December 10, 1998. (previously filed as an exhibit to the
       Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.)
10.19  Amended and Restated 1985 Restricted Stock Plan. (previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended
       November 30, 1993, and incorporated herein by reference.)
10.20  First Amendment to Amended and Restated 1985 Restricted Stock Plan. (previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form 10-K for the
       fiscal year ended December 31, 1995, and incorporated herein by reference.)
10.21  Second Amendment to Amended and Restated 1985 Restricted Stock Plan. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and incorporated herein by reference.)
10.22  Executive Life Insurance Plan. (previously filed as an exhibit to Triton Energy
       Corporation's Annual Report on Form 10-K for the fiscal year ended May 31, 1991, and incorporated herein by reference.)
10.23  Long Term Disability Income Plan. (previously filed as an exhibit to Triton Energy
       Corporation's Annual Report on Form 10-K for the fiscal year ended May 31, 1991, and incorporated herein by reference.)
10.24  Amended and Restated Retirement Plan for Directors. (previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form 10-K for the fiscal year ended
       May 31, 1990, and incorporated herein by reference.)
10.25  Contract for Exploration and Exploitation for Santiago de Atalayas I with an effective date of July 1, 1982, between Triton Colombia, Inc., and Empresa Colombiana
       De Petroleos. (previously filed as an exhibit to Triton Energy Corporation's Annual
       Report on Form 10-K for the fiscal year ended May 31, 1990, and incorporated herein by reference.)
10.26  Contract for Exploration and Exploitation for Tauramena with an effective date of July
       4, 1988, between Triton Colombia, Inc., and Empresa Colombiana De Petroleos.
       (previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
       10-K for the fiscal year ended May 31, 1990, and incorporated herein by reference.)
10.27  Summary of Assignment legalized by Public Instrument No. 1255 dated September 15,
       1987 (Assignment is in Spanish language). (previously filed as an exhibit to Triton
       Energy Corporation's Annual Report on Form 10-K for the fiscal year ended May 31,
       1993, and incorporated herein by reference.)
10.28  Summary of Assignment legalized by Public Instrument No. 1602 dated June 11, 1990
       (Assignment is in Spanish language). (previously filed as an exhibit to Triton
       Energy Corporation's Annual Report on Form 10-K for the fiscal year ended May 31,
       1993, and incorporated herein by reference.)
10.29  Summary of Assignment legalized by Public Instrument No. 2586 dated September 9,
       1992 (Assignment is in Spanish language). (previously filed as an exhibit to Triton
       Energy Corporation's Annual Report on Form 10-K for the fiscal year ended May 31,
       1993, and incorporated herein by reference.)
10.30  Triton Exploration Services, Inc. 401(K) Savings Plan, as amended and restated
       June 1, 2000. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.)
10.31  Contract between Malaysia-Thailand Joint Authority and Petronas Carigali
       SDN.BHD. and Triton Oil Company of Thailand relating to Exploration and Production of  Petroleum for Malaysia-Thailand Joint Development Area Block A-18. (previously filed as an exhibit to Triton Energy Corporation's Current Report on Form 8-K dated
       April 21, 1994, and incorporated herein by reference.)
10.32  Credit Agreement among Triton Colombia, Inc., Triton Energy Corporation,
       NationsBank, N.A. (Carolinas) and Export-Import Bank of the United States
       (previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
       10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.)
10.33  Amendment No. 1 to Credit Agreement among Triton Colombia, Inc., Triton Energy
       Corporation, NationsBank, N.A. (Carolinas) and Export-Import Bank of the United
       States. (previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.)
10.34  Amendment No. 2 to Credit Agreement among Triton Colombia, Inc., Triton Energy
       Corporation, NationsBank, N.A. (Carolinas) and Export-Import Bank of the United
       States. (previously filed as an exhibit to the Company's Quarterly Report on Form
       10-Q for the quarter ended March 31, 1996, and incorporated herein by reference.)
10.35  Amendment No. 3 to Credit Agreement among Triton Colombia, Inc., Triton Energy
       Corporation, NationsBank, N.A. (Carolinas) and Export-Import Bank of the United
       States. (previously filed as an exhibit to the Company's Quarterly Report on Form
       10-Q for the quarter ended March 31, 1998, and incorporated herein by reference.)
10.36  Form of Indemnity Agreement entered into with each director and officer of the
       Company. (previously filed as an exhibit to the Company's Quarterly Report on Form
       10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.)
10.37  Description of Performance Goals for Executive Bonus Compensation. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.)
10.38  Amended and Restated 1997 Share Compensation Plan. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended
       December 31, 1998, and incorporated herein by reference.)
10.39  First Amendment to Amended and Restated Retirement Plan for Directors. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.)
10.40  First Amendment to Second Amended and Restated 1992 Stock Option Plan. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.)
10.41  Second Amendment to Second Amended and Restated 1992 Stock Option Plan.
       (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.)
10.42  Amended and Restated Indenture dated July 25, 1997, between Triton Energy
       Limited and The Chase Manhattan Bank. (previously filed as an exhibit to the
       Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.)
10.43  Amended and Restated First Supplemental Indenture dated July 25, 1997, between Triton Energy Limited and The Chase Manhattan Bank relating to the 8 3/4% Senior Notes due 2002. (previously filed as an exhibit to the
       Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.)
10.44  Amended and Restated Second Supplemental Indenture dated July 25, 1997, between Triton Energy Limited and The Chase Manhattan Bank relating to the 9 1/4% Senior Notes due 2005. (previously filed as an exhibit to the
       Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.)
10.45  Share Purchase Agreement dated July 17, 1998, among Triton Energy Limited, Triton
       Asia Holdings, Inc., Atlantic Richfield Company and BP JDA Limited.
       (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
       quarter ended June 30, 1998, and incorporated herein by reference.)
10.46  Shareholders Agreement dated August 3, 1998, among Triton Energy Limited, Triton
       Asia Holdings, Inc., Atlantic Richfield Company, and BP JDA Limited.
       (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
       quarter ended June 30, 1998, and incorporated herein by reference.)
10.47  Stock Purchase Agreement dated as of August 31, 1998, between Triton Energy
       Limited and HM4 Triton, L.P. (previously filed as an exhibit to the Company's
       Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.)
10.48  Shareholders Agreement dated as of September 30, 1998, between Triton Energy
       Limited and HM4 Triton, L.P. (previously filed as an exhibit to the Company's
       Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.)
10.49  Financial Advisory Agreement dated as of September 30, 1998, between Triton Energy
       Limited and Hicks, Muse & Co. Partners, L.P. (previously filed as an exhibit to the
       Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.)
10.50  Monitoring and Oversight Agreement dated as of September 30, 1998, between Triton
       Energy Limited and Hicks, Muse & Co. Partners, L.P. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
       1998, and incorporated herein by reference.)
10.51  Severance Agreement dated April 9, 1999, made and entered into by and among Triton
       Energy Limited, Triton Exploration Services, Inc. and Peter Rugg. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
       March 31, 1999, and incorporated herein by reference.)
10.52  Consulting and Non-Compete Agreement dated April 9, 1999, made and entered into by and between Triton Exploration Services, Inc. and Peter Rugg. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
       March 31, 1999, and incorporated herein by reference.)
10.53  Third Amendment to Amended and Restated 1985 Restricted Stock Plan (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference.)
10.54  Amendment to the Triton Exploration Services, Inc. Supplemental Executive
       Retirement Plan. (previously filed as an exhibit to the Company's Quarterly Report on
       Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference)
10.55  Third Amendment to the Second Amended and Restated 1992 Stock Option Plan
       (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
       quarter ended June 30, 1999, and incorporated herein by reference.)
10.56  First Amendment to the Amended and Restated 1997 Share Compensation Plan
       (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
       quarter ended June 30, 1999, and incorporated herein by reference.)
10.57  Amendment dated May 11, 1999, to Amended and Restated Employment Agreement
       dated July 15, 1998 among Triton Exploration Services, Inc., Triton Energy Limited
       and A.E. Turner, III.(previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference)
10.58  Second Amendment to Retirement Plan for Directors. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference.)
10.59  Amendment No. 1 to Shareholders Agreement between Triton Energy Limited and HM4 Triton, L.P. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference)
10.60  Amendment No. 4 to the 1981 Employee Nonqualified Stock Option Plan. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference.)
10.61  Amendment No. 3 to the 1985 Stock Option Plan. (previously filed as an exhibit to the
       Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference.)
10.62  Amendment No. 3 to the 1989 Stock Option Plan. (previously filed as an exhibit to the
       Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference.)
10.63  Supplemental Letter Agreement dated October 28, 1999, among Triton Energy
       Limited, Triton Asia Holdings, Inc., Atlantic Richfield Company, and BP JDA
       Limited (previously filed as an exhibit to the Company's Quarterly Report on Form
       10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.)
10.64  Gas Sales Agreement dated October 30, 1999 among the Malaysia-Thailand Joint
       Authority, and Petronas Carigali (JDA) Sdn Bhd, Triton Oil Company of Thailand,
       Triton Oil Company of Thailand (JDA) Limited, as Sellers, and with Petroleum
       Authority of Thailand and Petroliam Nasional Berhad, as Buyers. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
       September 30, 1999, and incorporated herein by reference.)
10.65  Form of Stock Option Agreement between Triton Energy Limited and its non-employee directors. (previously filed as an exhibit to the Company's Annual
       Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.)
10.66  Form of Stock Option Agreement between Triton Energy Limited and its employees, including its executive officers. (previously filed as an exhibit to the Company's
       Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.)
10.67  Amendment to Stock Options dated as of January 3, 2000, between Triton Energy
       Limited and A.E. Turner. (previously filed as an exhibit to the Company's
       Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.)
10.68  Form of Amendment to Stock Options dated as of January 3, 2000, between Triton
       Energy Limited and its non-employee directors. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December
       31, 1999, and incorporated herein by reference.)
10.69  Production Sharing Contract between the Republic of Equatorial Guinea and Triton Equatorial Guinea, Inc. for Block F. (previously filed as an exhibit to the
       Company's Annual Report on Form 10-K for the fiscal year ended December 31,
       1999, and incorporated herein by reference.)
10.70  Production Sharing Contract between the Republic of Equatorial Guinea and Triton
       Equatorial Guinea, Inc. for Block G. (previously filed as an exhibit to the Company's
       Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.)
10.71  Supplementary Contract (No. 1) to the Production Sharing Contract for Block A-18
       dated 21 April 1994 between Malaysia-Thailand Joint Authority and Petronas
       Carigali (JDA) SDN.BHD., Triton Oil Company of Thailand and Triton Oil Company
       of Thailand (JDA) Limited. (previously filed as an exhibit to the Company's
       Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.)
10.72  Supplementary Contract (No. 2) to the Production Sharing Contract for Block A-18
       dated 21 April 1994 between Malaysia-Thailand Joint Authority and Petronas Carigali
       (JDA) SDN.BHD., Triton Oil Company of Thailand and Triton Oil Company of
       Thailand (JDA) Limited. (previously filed as an exhibit to the Company's
       Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.)
10.73  Credit Agreement dated as of February 29, 2000, among Triton Energy Limited, the Lenders party thereto and The Chase Manhattan bank, as Administrative Agent
       (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference)
10.74  Share Purchase Agreement dated as of May 8, 2000 between Triton International
       Petroleum, Inc. and The Strategic Transaction Company. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
       March 31, 2000, and incorporated herein by reference.)
10.75  Amendment to the Retirement Income Plan dated August 1, 1998 (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
       June 30, 1998, and incorporated herein by reference.)
10.76  Amendment to Amended and Restated Retirement Income Plan dated December 31,
       1996 (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference.)
10.77  Amendment to Triton Exploration Services, Inc. Retirement Income Plan. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference.)
10.78  Indenture, dated October 4, 2000, between the Company and The Chase Manhattan
       Bank, governing the Company's outstanding 8 7/8% Senior Notes Due 2007  (previously filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-
       48584), and incorporated herein by reference.)
10.79  Amendment Agreement to Credit Agreement dated as of September 25, 2000, among
       Triton Energy Limited, the Lenders party thereto and The Chase Manhattan bank, as
       Administrative Agent. (previously filed as an exhibit to the Company's Registration
       Statement on Form S-4 (No. 333-48584), and incorporated herein by reference.)
10.80  Triton Energy Limited 2000 Broad Based Share Compensation Plan. (previously filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-48584),
       and incorporated herein by reference.)
10.81  First Amendment to the Production Sharing Contract between the Republic of Equatorial
       Guinea and Triton Equatorial Guinea, Inc. for Block F. (previously filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-48584), and incorporated herein by reference.)
10.82* Assignment of State Participating Interest in the Production Sharing Contract for Block
       F, Offshore Republic of Republic of Equatorial Guinea.
10.83  First Amendment to the Production Sharing Contract between the Republic of Equatorial
       Guinea and Triton Equatorial Guinea, Inc. for Block G. (previously filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-48584), and incorporated herein by reference.)
10.84* Assignment of State Participating Interest in the Production Sharing Contract for Block
       G, Offshore Republic of Republic of Equatorial Guinea.
10.85  Second Amendment to the Amended and Restated 1997 Share Compensation Plan. (No.
       (previously filed as an exhibit to the Company's Registration Statement on Form S-4
       333-48584), and incorporated herein by reference.)
12.1*  Computation of Ratio of Earnings to Fixed Charges.
12.2*  Computation of Ratio of Earnings to Combined Fixed Charges and Preference
       Dividends.
27.1*  Financial Data Schedule.
99.1   Rio Chitamena Association Contract. (previously filed as an exhibit to Triton Energy
       Corporation's Current Report on Form 8-K/A dated July 15, 1994, and incorporated herein by reference.)
99.2   Rio Chitamena Purchase and Sale Agreement. (previously filed as an exhibit to Triton
       Energy Corporation's Current Report on Form 8-K/A dated July 15, 1994, and incorporated herein by reference.)
99.3   Integral Plan - Cusiana Oil Structure. (previously filed as an exhibit to Triton Energy
       Corporation's Current Report on Form 8-K/A dated July 15, 1994, and incorporated herein by reference.)
99.4   Letter Agreements with co-investor in Colombia. (previously filed as an exhibit to
       Triton Energy Corporation's Current Report on Form 8-K/A dated July 15, 1994, and incorporated herein by reference.)
99.5   Amended and Restated Oleoducto Central S.A. Agreement dated as of March 31,
       1995. (previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference)
-----------------
*  Filed  herewith




(b)   Reports  on  Form  8-K

Form  8-K  filed  on  August  28,  2000  reporting  the  results  of  the Trifos
South-1well,  on  the  Aitoloakarnania  lease,  onshore  southwestern  Greece.

Form 8-K filed September 25, 2000 reporting the intent to offer senior notes in an offering to certain investors.

Form 8-K filed September 28, 2000, as amended by Form 8-K/A filed on September 28, 2000, reporting the intent to sell $300 million of 8 7/8% senior notes due 2007 in an offering to investors.

Form 8-K on October 6, 2000 reporting the closing of the offering of 8 7/8% senior notes due 2007.









                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             TRITON  ENERGY  LIMITED




                                             By:/s/W. Greg Dunlevy
                                                -------------------------------
                                                W. Greg Dunlevy
                                                Senior Vice President and Chief
                                                  Financial Officer




Date:  November  9,  2000