Form 10-Q
period 2001-03-31
TRITON ENERGY LTD
filed 2001-05-14
CIK 1009404

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH  31, 2001

                                       OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ____________  to  ____________


                           COMMISSION FILE NUMBER:  1-11675


                               TRITON ENERGY LIMITED
             (Exact name of registrant as specified in its charter)

      CAYMAN ISLANDS                                  NONE
----------------------------                      -------------------
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

                                                  YES  X             NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                       Number of Shares
 Title of Each Class                            Outstanding at April 30, 2001
Ordinary Shares, par value $0.01 per share                37,469,118
                                                -------------------------------



                     TRITON ENERGY LIMITED AND SUBSIDIARIES
                                      INDEX




          c>
PART I.   FINANCIAL INFORMATION                                               PAGE NO.
                                                                              --------

Item 1.   Financial Statements
          Condensed Consolidated Statements of Operations -
            Three months ended March 31, 2001 and 2000                            2
          Condensed Consolidated Balance Sheets -
            March 31, 2001 and December 31, 2000                                  3
          Condensed Consolidated Statements of Cash Flows -
            Three months ended March 31, 2001 and 2000                            4
          Condensed Consolidated Statement of Shareholders' Equity -
            Three months ended March 31, 2001                                     5
          Notes to Condensed Consolidated Financial Statements                    6
Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                12
Item 3.   Quantitative and Qualitative Disclosures about Market Risk             23

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                      24
Item 6.   Exhibits and Reports on Form 8-K                                       25




                           PART I. FINANCIAL INFORMATION
                            ITEM 1. FINANCIAL STATEMENTS
                       TRITON ENERGY LIMITED AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)






                                                                  THREE MONTHS ENDED MARCH 31,
                                                                  ----------------------------
                                                                     2001                2000
                                                                  ---------            --------
Oil and gas sales                                                 $143,883             $74,334

Costs and expenses:
  Operating                                                         33,702              15,745
  General and administrative                                         6,383               4,575
  Depreciation, depletion and amortization                          32,981              13,972
                                                                  ---------            --------

                                                                    73,066              34,292
                                                                  ---------            --------

        Operating income                                            70,817              40,042

Interest income                                                      1,511               2,777
Interest expense, net                                               (7,456)             (4,750)
Other expense, net                                                  (2,070)             (1,042)
                                                                  ---------            --------

                                                                    (8,015)             (3,015)
                                                                  ---------            --------

        Earnings before income taxes and cumulative effect of
           accounting change                                        62,802              37,027

Income tax expense                                                  25,763              10,660
                                                                  ---------            --------

        Earnings before cumulative effect of accounting change      37,039              26,367
Cumulative effect of accounting change                               1,212              (1,345)
                                                                  ---------            --------

        Net earnings                                                38,251              25,022
Accumulated dividends on preference shares                           7,253               7,341
                                                                  ---------            --------

        Earnings applicable to ordinary shares                    $ 30,998             $17,681
                                                                  =========            ========

Average ordinary shares outstanding                                 37,451              35,895
                                                                  =========            ========

Basic earnings per ordinary share:

        Earnings before cumulative effect of accounting change    $   0.80             $  0.53
        Cumulative effect of accounting change                        0.03               (0.04)
                                                                  ---------            --------

            Net earnings                                          $   0.83             $  0.49
                                                                  =========            ========

Average dilutive shares outstanding                                 59,315              58,682
                                                                  =========            ========

Diluted earnings per ordinary share:

        Earnings before cumulative effect of accounting change    $   0.62             $  0.45
        Cumulative effect of accounting change                        0.02               (0.02)
                                                                  ---------            --------

            Diluted earnings                                      $   0.64             $  0.43
                                                                  =========            ========





     See accompanying Notes to Condensed Consolidated Financial Statements.



                     TRITON ENERGY LIMITED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)








                                 ASSETS                            MARCH 31,      DECEMBER 31,
                                                                     2001             2000
                                                                 -----------      -----------
Current assets:
  Cash and equivalents                                           $   78,080       $  136,361
  Trade receivables                                                  59,966           25,616
  Advances and other receivables                                     66,872           27,823
  Inventories, prepaid expenses and other                            23,007           18,811
                                                                 -----------      -----------

      Total current assets                                          227,925          208,611
Property and equipment, at cost, less accumulated depreciation
   and depletion of $575,247 for 2001 and $542,776 for 2000         717,884          687,511
Investment in affiliates                                            192,850          190,430
Deferred income taxes and other assets                              106,754          107,728
                                                                 -----------      -----------

                                                                 $1,245,413       $1,194,280
                                                                 ===========      ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                           $      139       $    4,648
  Accounts payable and accrued liabilities                          150,364          140,700
                                                                 -----------      -----------

      Total current liabilities                                     150,503          145,348

Long-term debt, excluding current maturities                        500,024          500,048
Deferred income taxes                                                23,302           17,108
Other liabilities                                                     7,017            6,760

Shareholders' equity:
  8% preference shares, stated value $70.00                         362,642          362,672
  Ordinary shares, par value $0.01                                      375              374
  Additional paid-in capital                                        535,217          534,480
  Accumulated deficit                                              (331,904)        (370,155)
  Accumulated other nonowner changes in shareholders' equity         (1,763)          (2,355)
                                                                 -----------      -----------

      Total shareholders' equity                                    564,567          525,016
Commitments and contingencies (note 8)                                  ---              ---
                                                                 -----------      -----------

                                                                 $1,245,413       $1,194,280
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



                     TRITON ENERGY LIMITED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)







                                                                          THREE MONTHS ENDED MARCH 31,
                                                                          ----------------------------
                                                                             2001               2000
                                                                          ---------          ---------
Cash flows from operating activities:
  Net earnings                                                            $ 38,251           $ 25,022
  Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation, depletion and amortization                            32,981             13,972
        Amortization of deferred income                                        ---             (8,814)
        Cumulative effect of accounting change                              (1,212)             1,345
        Deferred income taxes and other                                      8,081              5,834
        Changes in working capital pertaining to operating activities      (47,103)             2,904
                                                                          ---------          ---------

            Net cash provided by operating activities                       30,998             40,263
                                                                          ---------          ---------

Cash flows from investing activities:
  Capital expenditures and investments                                     (70,920)           (25,252)
  Other                                                                         31                661
                                                                          ---------          ---------

            Net cash used by investing activities                          (70,889)           (24,591)
                                                                          ---------          ---------

Cash flows from financing activities:
  Payments on revolving lines of credit and long-term debt                  (4,547)            (4,513)
  Issuances of ordinary shares under stock compensation plans                  708              5,456
  Dividends paid on preference shares                                      (14,507)              (163)
  Other                                                                        (53)            (1,685)
                                                                          ---------          ---------

            Net cash used by financing activities                          (18,399)              (905)
                                                                          ---------          ---------

Effect of exchange rate changes on cash and equivalents                          9               (157)
                                                                          ---------          ---------
Net increase (decrease) in cash and equivalents                            (58,281)            14,610
Cash and equivalents at beginning of period                                136,361            186,323
                                                                          ---------          ---------

Cash and equivalents at end of period                                     $ 78,080           $200,933
                                                                          =========          =========












   See accompanying Notes to Condensed Consolidated Financial Statements.


                       TRITON ENERGY LIMITED AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2001
                                  (IN THOUSANDS)
                                   (UNAUDITED)






OWNER  SOURCES  OF  SHAREHOLDERS'  EQUITY:
  8%  PREFERENCE  SHARES:
      Balance at December 31, 2000                                         $ 362,672
      Conversion of preference shares                                            (30)
                                                                           ----------

      Balance at March 31, 2001                                              362,642
                                                                           ----------

  ORDINARY SHARES:
      Balance at December 31, 2000                                               374
      Issuances under stock compensation plans                                     1
                                                                           ----------

      Balance at March 31, 2001                                                  375
                                                                           ----------

  ADDITIONAL PAID-IN CAPITAL:
      Balance at December 31, 2000                                           534,480
      Issuances under stock compensation plans                                   707
      Conversion of preference shares                                             30
                                                                           ----------

      Balance at March 31, 2001                                              535,217
                                                                           ----------

        TOTAL OWNER SOURCES OF SHAREHOLDERS' EQUITY                          898,234
                                                                           ----------

NONOWNER SOURCES OF SHAREHOLDERS' EQUITY:
  ACCUMULATED DEFICIT:
      Balance at beginning of period                                        (370,155)
      Net earnings                                                            38,251   $38,251
                                                                           ----------

      Balance at end of period                                              (331,904)
                                                                           ----------

  ACCUMULATED OTHER NONOWNER CHANGES IN SHAREHOLDERS' EQUITY:
      Balance at December 31, 2000                                            (2,355)
      Cumulative effect of accounting change                                   2,934     2,934
      Changes in fair value of settled contracts                              (2,115)   (2,115)
      Reclassification adjustments to earnings for settled contracts            (338)     (338)
      Changes in fair value of outstanding hedging positions                     111       111
                                                                           ----------  --------

      Comprehensive income                                                             $38,843
                                                                                       ========

      Balance at March 31, 2001                                               (1,763)
                                                                           ----------

        TOTAL NONOWNER SOURCES OF SHAREHOLDERS' EQUITY                      (333,667)
                                                                           ----------

TOTAL SHAREHOLDERS' EQUITY AT MARCH 31, 2001                               $ 564,567
                                                                           ==========









   See accompanying Notes to Condensed Consolidated Financial Statements.



                              TRITON ENERGY LIMITED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (AMOUNTS IN TABLES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

1.  GENERAL

Triton Energy Limited is an international oil and gas exploration and production company. Our principal properties, operations, and oil and gas reserves are located in Colombia, offshore Equatorial Guinea and offshore Malaysia-Thailand. We explore for oil and gas in these areas, as well as in southern Europe, Africa and the Middle East. Unless this report indicates otherwise or the context otherwise requires, the terms "we," "our," "us," "Triton" and the "Company" as used in this report refer to Triton Energy Limited and its subsidiaries and other affiliates through which Triton conducts its business. All sales prior to January 2001 were derived from oil and gas production in Colombia. Beginning in January 2001, sales are derived from oil and gas production in Colombia and oil production in Equatorial Guinea.

In the opinion of management, our accompanying unaudited condensed consolidated financial statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position as of March 31, 2001, and the results of our operations and cash flows for the three months ended March 31, 2001 and 2000, and shareholders' equity for the three months ended March 31, 2001. The results for the three months ended March 31, 2001, are not necessarily indicative of the final results to be expected for the full year.

The condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements, which are included as part of our Annual Report on Form 10-K for the year ended December 31, 2000.

Certain other previously reported financial information has been reclassified to conform to the current period's presentation.

2.  DERIVATIVE  INSTRUMENTS  AND  HEDGING  ACTIVITIES

We adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. In accordance with the transition provisions of SFAS 133, we recorded a net-of-tax cumulative effect gain of $1.2 million to earnings to recognize the ineffective portion of changes in fair value of hedging positions and the time value component of option contracts. We also recorded a net-of-tax cumulative effect gain of $2.9 million to comprehensive income to recognize the fair value of the effective portion of all derivative instruments designated as cash flow hedges.

Our oil sales are normally priced with reference to a defined benchmark, such as West Texas Intermediate spot ("WTI") and Dated Brent. The price we actually receive will vary from the benchmark depending on quality and location differentials. As a matter of policy, from time to time we use financial market transactions, including swaps, collars and options, or combinations of these, with creditworthy counterparties to reduce risk associated with the pricing of our oil sales. We may designate certain derivative transactions as cash flow hedges based on the assessment of the expected effectiveness (as defined by SFAS
133)  of  the  derivative  transaction.

For financial and commodity market transactions in which we hedge the variability of our cash flows associated with our forecasted crude oil sales, the effective portion of changes in the fair value of the derivative instrument will be reported in comprehensive income in the period changes in fair value occur. These gains and losses will be recognized in earnings in the periods in which the related hedged sale of crude oil occurs. All changes in the value of derivative instruments not designated as hedges, the ineffective portion of changes in fair value of hedging transactions and the time value component of option contracts designated as hedges, will be recognized in earnings in the period changes in fair value occur. There is no tax effect related to our derivative activities.

Changes in fair value of derivatives reported in other expense, net in the Condensed Consolidated Statements of Operations is comprised of the following:



                                                              THREE MONTHS ENDED
                                                                MARCH 31, 2001
                                                              ------------------
Change in fair value of derivatives not designated as hedges  $         (1,281)
Time value portion of cash flow hedges                                  (1,152)
Ineffective portion of cash flow hedges                                     77
                                                              ------------------

                                                              $         (2,356)
                                                              ==================



At March 31, 2001, we had an unrealized gain of $.6 million in accumulated other nonowner changes in shareholders' equity related to cash flow hedges that will expire during the next nine months as monthly settlements occur. At March 31, 2001, we recorded an asset of $2.1 million and a liability of $.7 million for the fair value of our derivative instruments.

3.  SEGMENT  INFORMATION

Our operations are primarily related to crude oil and natural gas exploration and production. Our principal properties, operations and oil and gas reserves are located in Colombia, offshore Equatorial Guinea and offshore Malaysia-Thailand. Financial information about our operations is presented below:


                                               EQUATORIAL  CORPORATE
                                     COLOMBIA    GUINEA    AND OTHER    TOTAL
                                     --------  ----------  ---------  --------

THREE MONTHS ENDED MARCH 31, 2001:

Oil and gas sales                    $81,445   $  62,438   $    ---   $143,883
Operating income (loss)               49,407      26,567     (5,157)    70,817

THREE MONTHS ENDED MARCH 31, 2000:

Oil and gas sales                    $74,334   $     ---   $    ---   $ 74,334
Operating income (loss)               44,156        (405)    (3,709)    40,042





4.  TRADE  RECEIVABLES

Trade receivables increased $34.4 million to $60 million at March 31, 2001 due to the timing of crude oil sales.


5.  ADVANCES AND OTHER RECEIVABLES





                                             MARCH 31,   DECEMBER 31,
                                               2001          2000
                                           ------------  ------------
Advances for equipment                     $    53,954   $    16,791
Receivables from and advances to partners        8,339         7,053
Receivable from insurance                        1,478         1,190
Other                                            3,101         2,789
                                           ------------  ------------

                                           $    66,872   $    27,823
                                           ============  ============



One of our directors is the chief executive officer of a company that is providing us with certain subsea equipment for the development of the Ceiba field offshore Equatorial Guinea. We had advanced $24.6 million at March 31, 2001, and $16.8 million at December 31, 2000 to the third party under our current contract.


6.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES





                                               MARCH 31,   DECEMBER 31,
                                                 2001          2000
                                             ------------  ------------
Accrued exploration and development          $     51,395  $     58,655
Income taxes payable                               38,671        29,877
Accrued interest payable                           21,661        10,498
Accounts payable, principally trade                14,129         5,402
Taxes other than income                            10,889        10,761
Litigation and environmental matters                3,622         3,694
Dividends payable                                     ---        14,507
Other                                               9,997         7,306
                                             ------------  ------------

                                             $    150,364   $   140,700
                                             ============  ============




7.  EARNINGS  PER  ORDINARY  SHARE

The following table reconciles the numerators and denominators of the basic and diluted earnings per ordinary share computation for earnings from continuing operations for the three months ended March 31, 2001 and 2000.




                                                        INCOME           SHARES              PER-SHARE
                                                      (NUMERATOR)     (DENOMINATOR)            AMOUNT
                                                      -----------     -------------          ---------
THREE MONTHS ENDED MARCH 31, 2001:

Earnings before cumulative effect of
  accounting change                                   $   37,039
   Less: Accumulated dividends on preference shares       (7,253)
                                                      -----------

   Earnings available to ordinary shareholders            29,786
      Basic earnings per ordinary share                                     37,451           $   0.80
                                                                                             =========
   Effect of dilutive securities:
      Stock options                                          ---             1,141
      8% preference shares                                 7,253            20,723
                                                      -----------     -------------
   Earnings available to ordinary shareholders
      and assumed conversions                         $   37,039
                                                      ===========
      Diluted earnings per ordinary share                                   59,315           $   0.62
                                                                      =============          =========







                                                        INCOME           SHARES              PER-SHARE
                                                      (NUMERATOR)     (DENOMINATOR)           AMOUNT
                                                      -----------     -------------          ---------

THREE MONTHS ENDED MARCH 31, 2000:

Earnings before cumulative effect of
  accounting change                                   $   26,367
   Less: Accumulated dividends on preference shares       (7,341)
                                                      -----------

   Earnings available to ordinary shareholders            19,026
      Basic earnings per ordinary share                                     35,895           $   0.53
                                                                                             =========
   Effect of dilutive securities:
      Stock options                                          ---             1,819
      8% preference shares                                 7,260            20,762
      5% preference shares                                    81               206
                                                      -----------     -------------
   Earnings available to ordinary shareholders
     and assumed conversions                          $   26,367
                                                      ===========
      Diluted earnings per ordinary share                                   58,682           $   0.45
                                                                      =============          =========





8.  COMMITMENTS  AND  CONTINGENCIES


For internal planning purposes, our capital spending program for the year ending December 31, 2001, is approximately $320 million, excluding capitalized interest and acquisitions, of which approximately $253 million relates to exploration and development activities in Equatorial Guinea, $39 million relates to exploration and development activities in Colombia and $28 million relates to our exploration activities in other parts of the world.

During the normal course of business, we are subject to the terms of various operating agreements and capital commitments associated with the exploration and development of our oil and gas properties. Management believes that such commitments, including the capital requirements in Colombia, Equatorial Guinea and other parts of the world as discussed previously, will be met without any material adverse effect on our operations or consolidated financial condition. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Requirements.

GUARANTEES

At March 31, 2001, we had guaranteed the performance of a total of $6.6 million in future exploration expenditures to be incurred in Greece through 2001. This commitment is backed primarily by an unsecured letter of credit.

LITIGATION

In July through October 1998, eight lawsuits were filed against Triton and Thomas G. Finck and Peter Rugg, in their capacities as former officers of Triton. The lawsuits were filed in the United States District Court for the Eastern District of Texas, Texarkana Division, and have been consolidated and are styled In re: Triton Energy Limited Securities Litigation. The consolidated complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, in connection with disclosures concerning our properties, operations, and value relating to a prospective sale in 1998 of all or a substantial part of our assets. The lawsuits seek recovery of an unspecified amount of compensatory damages, fees and costs. The District Court has denied our motion to dismiss the claims. We believe our disclosures were accurate and intend to vigorously defend these actions. We cannot assure you that the litigation will be resolved in our favor. An adverse result could have a material adverse effect on our financial position or results of operations.

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




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     Please read the following discussion and analysis in conjunction with our financial information and our condensed consolidated financial statements and notes to those statements included in this report. The following information contains forward-looking statements. For a discussion of limitations inherent in forward-looking statements, see "Disclosure Regarding Forward-Looking Information" and "Certain Factors That Could Affect Future Operations" below.

                       LIQUIDITY AND CAPITAL REQUIREMENTS
                       ----------------------------------

     Cash and equivalents totaled $78.1 million at March 31, 2001, and $136.4 million at December 31, 2000. Working capital was $77.4 million at March 31, 2001, compared with $63.3 million at December 31, 2000.

     The following summary table reflects our cash flows for the three months ended March 31, 2001 (in thousands):




        Net cash provided (used) by operating activities    $ 30,998
        Net cash provided (used) by investing activities    $(70,889)
        Net cash provided (used) by financing activities    $(18,399)





  Net Cash Provided (Used) by Operating Activities
  ------------------------------------------------


     Our cash flows for the three months ended March 31, 2001, benefited from the commencement of crude oil sales in January 2001 from the Ceiba field offshore Equatorial Guinea. Gross production from the Ceiba field averaged 38,500 barrels of oil per day ("BOPD") (27,000 BOPD net to us). Gross production from the Cusiana and Cupiagua fields in Colombia averaged 312,000 BOPD (30,000 BOPD net to us) during the first three months of 2001. The consolidated average realized oil price was $23.49 per barrel. Additionally, we sold 1 million barrels more than we produced during the quarter, reducing our crude oil inventory to 80,000 barrels as of quarter end. Our first quarter cash flows were reduced by working capital changes of $47.1 million, including an increase in trade receivables of $34.4 million due to the timing of crude oil sales.

  Net  Cash  Provided  (Used)  by  Investing  Activities
  ------------------------------------------------------

     Our capital expenditures and other capital investments were $70.9 million ($67 million excluding capitalized interest) for the three months ended March 31, 2001, primarily for development of the Ceiba field in Equatorial Guinea. Our capital expenditures and other capital investments for the three months ended March 31, 2000, were $25.3 million ($20.7 million excluding capitalized interest) primarily for development of the Ceiba field and for development of the Cusiana and Cupiagua fields in Colombia.

  Net  Cash  Provided  (Used)  by  Financing  Activities
  ------------------------------------------------------

     For the three months ended March 31, 2001, we repaid borrowings of $4.5 million under a term credit facility and paid cash preference-share dividends totaling $14.5 million. For the three months ended March 31, 2000, we repaid borrowings totaling $4.5 million under a term credit facility. Proceeds from issuances of ordinary shares under our stock compensation plans totaled $5.5 million during the first quarter of 2000.

  Future  Capital  Needs
  ----------------------

     Our capital spending program for the year ending December 31, 2001, is approximately $320 million, excluding capitalized interest and acquisitions, of which approximately $253 million relates to exploration and development activities in Equatorial Guinea ($55.8 million paid through March 31), $39 million relates to exploration and development activities in Colombia ($9.9 million paid through March 31) and $28 million relates to our exploration activities in other parts of the world ($1.3 million paid through March 31). In addition, we have accrued capital spending of $51.4 million at March 31, 2001.

     In Equatorial Guinea, we are continuing to implement an accelerated appraisal and development program for the Ceiba field, as well as continuing our exploration program. The current plan for development calls for a total of 10 production wells and four water injection wells to be drilled and completed by early 2002. In connection with this phase of development, we are planning to increase the processing capacity of the floating production, storage and offloading vessel ("FPSO")from 60,000 barrels of fluids per day to approximately 160,000 barrels of fluids per day and to install onboard water-injection facilities to inject up to 135,000 barrels per day of water.

     We expect to fund 2001 capital spending with a combination of some or all of the following: cash flow from operations, cash, our unsecured revolving bank credit facility, and the issuance of debt or equity securities. We expect combined net sales volumes from the Ceiba field and Cusiana and Cupiagua fields to average approximately 54,000 BOPD to 60,000 BOPD during 2001.

     Our actual production rates in 2001 will depend on a number of factors and are subject to a number of uncertainties. Thus, we cannot assure you that actual production rates will meet our expectations. In order to install the necessary equipment to increase the processing capacity of the facilities in Equatorial Guinea, we expect that we will be required to temporarily halt production from the Ceiba field. Currently, we expect that this production halt will begin in December 2001 and will last approximately four weeks. The prices we realize from our sales also are subject to a number of uncertanties, such as fluctuations in benchmark prices, as well as differentials from these prices. See "Disclosure Regarding Forward-Looking Information" and "Certain Factors That Could Affect Future Operations" below.

     In February 2000, we entered into an unsecured two-year revolving credit facility with a group of banks, which matures in February 2002. The credit facility gives us the right to borrow from time to time up to the amount of the borrowing base determined by the banks, not to exceed $150 million. As of May 8, 2001, the borrowing base was $150 million, and we had no borrowings outstanding under the facility.

     To facilitate a possible future securities issuance or issuances, we have on file with the Securities and Exchange Commission a shelf registration statement under which we could issue up to an aggregate of $250 million debt or equity securities.

     At March 31, 2001, we had guaranteed the performance of a total of $6.6 million in future exploration expenditures to be incurred in Greece through 2001. This commitment is backed primarily by an unsecured letter of credit.

     In addition, we are committed to make lease payments, including operating and maintenance costs under the FPSO charter, totaling $31.4 million in 2001.


                              RESULTS OF OPERATIONS
                              ---------------------


Sales volumes and average prices realized were as follows:


                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                        -------------------
                                                          2001       2000
                                                        --------   --------
Sales volumes:
 Oil (MBbls)
   Equatorial Guinea                                      3,167        ---
   Colombia
     Sales, excluding forward oil sale                    2,949      2,454
     Forward oil sale (MBbls delivered)                     ---        762
                                                        --------   --------
        Total                                             6,116      3,216
                                                        ========   ========

 Gas (MMcf)                                                  128        111

Weighted average price realized:
 Oil (per Bbl) (1)                                      $  23.49   $  23.07
 Gas (per Mcf)                                          $   1.53   $   1.27




(1) Includes the effect of barrels delivered under the forward oil sale that are recognized at $11.56 per barrel and settlements of derivative instruments.


                       THREE MONTHS ENDED MARCH 31, 2001,
                 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2000

  Oil  and  Gas  Sales
  --------------------

     Consolidated oil and gas sales for the first quarter of 2001 totaled $143.9 million, a 94% increase from the first quarter of 2000, due to the commencement of crude oil sales from the Ceiba field in Equatorial Guinea in January 2001. Additionally, we sold 1 million barrels more than we produced during the quarter, reducing our crude oil inventory to 80,000 barrels as of quarter end. Consolidated sales volumes, including barrels delivered under the forward oil sale, increased 90% in first-quarter 2001, compared with the prior-year quarter.

     Production from the Ceiba field began in November 2000. We achieved our first tanker loading, or lifting, of Ceiba crude in January 2001. Oil sales from the Ceiba field totaled $62.4 million for the first quarter of 2001. The average realized oil price was $19.72 per barrel. Gross production from the Ceiba field averaged 38,500 BOPD (27,000 BOPD net to us).

     Oil and gas sales from the Cusiana and Cupiagua fields in Colombia totaled $81.5 million for the first quarter of 2001 and $74.3 million for the prior-year quarter. The average realized oil price increased $4.48 per barrel, or 19%, resulting in an increase in revenues of $13.2 million, compared with the same period in 2000. This increase was partially offset by lower sales volumes. Gross production from the Cusiana and Cupiagua fields averaged 312,000 BOPD (30,000 BOPD net to us) for the first-quarter 2001, compared with 364,000 BOPD (35,000
BOPD  net  to  us)  for  the  prior-year  quarter.

     Sales of our crude oil in both Colombia and Equatorial Guinea are recognized when the crude oil is "lifted," or transferred to the buyer's tanker. The number of liftings occurring on a quarter-to-quarter basis may fluctuate based upon tanker availability and lifting schedules. As a result, we expect that our revenues on a quarter-to-quarter basis will be subject to variation depending on the timing of liftings of our production.

     We have entered into financial and commodity market transactions intended primarily to reduce risk associated with changing oil prices. Our oil sales were approximately $.8 million more during the three months ended March 31, 2001, and approximately $6.1 million less during the three months ended March 31, 2000, than if we had not entered into those transactions. Looking forward, we have hedged the WTI and Dated Brent price components on a portion of our 2001 oil production. See "Quantitative and Qualitative Disclosures about Market Risk" below.

  Costs  and  Expenses
  --------------------

     Operating expenses totaled $33.7 million in 2001, compared with $15.7 million in 2000. First-quarter 2001 operating expenses included $17.3 million, or $5.47 per barrel, from oil sales in Equatorial Guinea, which commenced liftings from the Ceiba field in January 2001. On an oil-equivalent barrel basis in Colombia, operating expenses were $5.57 in the first-quarter 2001, compared with $4.91 in the prior-year quarter. The increase, on a per equivalent barrel basis, is primarily due to lower sales volumes.

     Depreciation, depletion and amortization increased $19 million, primarily due to the commencement of liftings from the Ceiba field and a higher depletion rate per barrel in Colombia. Depletion per barrel of production was $5.55 in Equatorial Guinea for 2001. Colombia's depletion rate per equivalent barrel of production was $4.89 in the first-quarter 2001 compared with $4.21 in the first-quarter 2000.

     General and administrative expenses before capitalization increased $2 million to $8.5 million in 2001. This increase is primarily associated with increased activities related to the Ceiba field development. Capitalized general and administrative costs were $2.1 million in 2001 and $2.0 million in 2000.

  Interest  Expense,  Net
  -----------------------

     Gross interest expense increased $2.1 million, or 23%, to $11.4 million in 2001 as a result of higher outstanding debt balances following the issuance of the 8 7/8% Senior Notes due 2007 in the fourth quarter of 2000. Capitalized interest decreased $0.6 million in 2001 to $3.9 million.

  Income  Taxes
  -------------

     Current taxes associated with our Colombian operations increased to $19.5 million in 2001, from $8.4 million in 2000. Current taxes in 2000 included a $5.5 million benefit from the utilization of our net operating losses. The income tax provisions included deferred tax expense of $6.2 million for 2001 and $2.3 million for 2000. This increase is primarily associated with the deferred taxes related to operations in Equatorial Guinea.

  Cumulative  Effect  of  Accounting  Change
  ------------------------------------------

     We adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. In accordance with the transition provision of SFAS 133, we recorded a net-of-tax cumulative effect gain of $1.2 million, or $0.02 per diluted share, to earnings to recognize the ineffective portion of changes in fair value of hedging positions and the time value component of option contracts. We also recorded a net-of-tax cumulative effect gain of $2.9 million to comprehensive income to recognize the fair value of the effective portion of all derivative instruments designated as cash flow hedges.

     We  adopted  Securities  and  Exchange Commission Staff Accounting Bulletin
(SAB) 101, "Revenue Recognition in Financial Statements," effective January 1, 2000, which requires us to record oil revenue on each sale, or tanker lifting, and our oil inventories at cost, rather than at market value as in the past. The cumulative effect of this change for periods prior to January 1, 2000, was a reduction in net earnings of $1.3 million, or $0.02 per diluted share.


                 DISCLOSURE REGARDINGFORWARD-LOOKING INFORMATION
                 -----------------------------------------------

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

       -  commodity prices and future revenues, cash flows, costs and expenses;

       -  our ability to realize our deferred tax asset;

       -  the  level  of  future  expenditures  for  environmental  costs;

       -  the outcome of regulatory and litigation matters;

       -  the fair value of derivative instruments; and

       - estimates of oil and gas reserves and discounted future net cash flows from reserves.

     We base these statements on our then current expectations. These statements involve a number of risks and uncertainties, including those described in the context of the forward-looking statements, as well as those presented in our Annual Report on Form 10-K for the year ended December 31, 2000, and in "Certain Factors That Could Affect Future Operations" below. Actual results and developments could differ materially from those expressed in or implied by these statements. You should not put undue reliance on any forward-looking statements. We do not undertake to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

               CERTAIN FACTORS THAT COULD AFFECT FUTURE OPERATIONS
               ---------------------------------------------------

     Our business is subject to a number of risks and uncertainties, many of which could affect whether our forward-looking statements become inaccurate.
These  include,  but  are  not  limited  to,  the  following:

     Commodity Prices. Currently, we derive substantially all of our revenues and operating cash flow from the sale of oil. The market prices for oil and natural gas historically have been volatile and are likely to continue to be volatile in the future. Decreases in oil and natural gas prices will adversely affect our revenues, results of operations and cash flows. Changes in the price of oil also may change the fair value of derivatives we may enter into from time to time, and these changes may increase or decrease our earnings from period to period.

     International Operations. We conduct substantially all of our exploration and production operations and derive substantially all our revenues from outside of the United States. International operations, particularly in the oil and gas business, are subject to political, economic and other uncertainties, which include:

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

     Operating Risks. Our activities are subject to all of the operating risks and hazards normally associated with the exploration for and production of oil and gas, including:

       - blowouts, explosions, uncontrollable flows of oil, gas or well fluids, pollution, earthquakes, formations with abnormal pressures, labor disruptions and fires;

       - environmental hazards, such as oil spills, gas leaks and ruptures and discharges of toxic substances or gases;

       -  the  risk  of  drilling  nonproductive  wells  or  dry  holes;  and

       - the risk that drilling is delayed or halted because of such events as title problems, weather conditions and shortages or delays in the delivery or availability of equipment.


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

     Environmental and Other Government Regulation. We are subject to extensive environmental laws and regulations regarding the discharge of oil, gas or other materials into the environment, which may require us to remove or mitigate the environmental effects of the disposal or release of such materials at various sites. In addition, we could be held liable for environmental damages caused by previous owners of our properties or our predecessors.

     Our activities are also subject to laws, rules and regulations in the countries where we operate, which generally pertain to production control, taxation, environmental and pricing concerns, and other matters relating to the petroleum industry.

     Reserve Estimates. Numerous uncertainties exist in estimating quantities of oil and gas reserves and future net revenues from those reserves. Estimates of oil and gas reserves and related future net revenues are based on various assumptions, which may be determined to be inaccurate. Actual future production, oil and gas prices, revenues, taxes, capital expenditures, operating expenses, geologic success and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates and could materially affect the estimated quantities and future net revenues of our oil and gas reserves. In addition, reserve estimates may be subject to downward or upward revisions based on production performance, purchases or sales of properties, results of future development, prevailing oil and gas prices and other factors.

     Possible Writedowns of Capitalized Costs. We follow the full cost method of accounting for exploration and development of oil and gas reserves. Under this method of accounting, all of our costs related to acquisition, holding and initial exploration of licenses in countries where we do not have any proved reserves are initially capitalized. We then periodically make assessments of these licenses for impairment on a country-by-country basis. Based on our evaluation of drilling results, seismic data and other information we deem relevant, we may write down the carrying value of the oil and gas licenses in a particular country. If, in the course of our exploration activities in a particular country, we determine that continuing to explore for hydrocarbons there is not justified, we may record a writedown during that period for the cost pool related to that country. Due to the unpredictable nature of exploration activities, we cannot predict the amount and timing of impairment writedowns. Financial information concerning our assets at December 31, 2000, including capitalized costs by geographic area, is in note 19 of Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2000.

     Possible Ceiling Test Writedowns. We also may be required to write down the carrying value of properties where we have proved reserves as a result of the "full cost ceiling limitation" prescribed by the Securities and Exchange Commission. Under the full cost ceiling limitation, we must write down the carrying value of properties in any country where we have proved reserves to the extent that the net capitalized costs of the properties, less related deferred income taxes, exceeds the amount given by the following formula:

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

     Operations in Colombia. We derive a substantial part of our revenues and operating cash flow from our interest in the Cusiana and Cupiagua fields in Colombia. The operator of the fields is BP p.l.c. ("BP"). Pipelines connect the major producing fields in Colombia to export facilities and refineries. From time to time, guerrilla activity in Colombia has disrupted the operation of oil and gas projects. The guerrilla activity has increased over the last few years and appears to be increasing as political negotiations among government and various rebel groups proceed. In addition, the government of the United States has enacted a program to assist the government of Colombia in its efforts to halt the flow of illegal drugs, which may intensify the guerrillas' efforts to disrupt oil operations. Guerrilla activity has caused delays in the development of the fields in Colombia and from time to time has slowed the operator's ability to put workers in the fields. The partners in the fields, together with the Colombian government, have taken steps to maintain security and favorable relations with the local population. We cannot assure you that these attempts to reduce or prevent guerrilla activity will be successful or that guerrilla activity will not disrupt our operations and cash flow in the future.

     The Cusiana and Cupiagua fields are in natural decline. The operator has devised a plan to enhance reservoir management by implementing a more aggressive well-maintenance and workover program. We cannot assure you that these attempts to offset the decline in production will be successful. Because our contracts in Colombia give us a limited time to produce the oil, if in the future we determine that rates of production will be lower than we had previously assumed in determining proved reserves, we may be required to reduce the quantity of our proved reserves by an amount greater than production. We are highly dependent on the performance by the operator to enhance production. We cannot assure you that we will meet our production targets.

     Operations in Equatorial Guinea. We derive a substantial part of our revenues and operating cash flow from our interest in the Ceiba field offshore the Republic of Equatorial Guinea, and we are in an early stage of appraisal and development of the field. Production rates from the first phase of development of the field will depend on well and reservoir performance, our ability to improve pressure support through water injection and other factors. In connection with the next phase of development, we are planning to drill additional production and water injection wells, increase the processing capacity of the FPSO and install onboard water-injection facilities on the FPSO. Production rates from the field in future phases of development will depend on a number of additional factors, including the drilling and completion of successful development and water injection wells, timing of the completion of the additional production and water-injection facilities, the timing of the connection of the production and water injection wells to the FPSO, our ability to maintain pressure support through water injection and other factors. We cannot assure you that we will meet our production targets. We are highly dependent on third-party contractors, including the firm that owns and is maintaining and operating the FPSO vessel.

     Our ability to grow through exploration in Equatorial Guinea is dependent on our ability to discover additional oil and gas fields within the time periods provided in our production sharing contracts. We cannot assure you that we will be successful in future exploration efforts on the blocks.

     Operations in the Gulf of Thailand. Through a company we own with BP, we are a partner in a significant gas exploration project located in Block A-18 of the Malaysia-Thailand Joint Development Area in the Gulf of Thailand. We and our partners have been successful in discovering eight natural gas fields to date, and in October 1999, we and the other parties to the production sharing contract for Block A-18 executed a gas sales agreement providing for the sale of the first phase of gas. Under terms of the gas sales agreement, delivery of gas is scheduled to begin following timely completion and approval of an environmental impact assessment associated with the buyers' pipeline and processing facilities. A lengthy approval process, or significant opposition to the project, as well as a number of events unrelated to the environmental approval that are beyond our control, could delay construction and the commencement of gas sales. We cannot assure you that the buyers will receive approval of the environmental impact assessment or, if they do receive approval, when that approval will occur. It is possible that if the environmental impact assessment process does result in a significant delay, the buyers could seek an alternate route for the delivery of the gas. We cannot assure you as to when any such alternate route could be completed or when gas sales could commence. Based on the delays to date in obtaining the environmental approval, for internal planning purposes we are assuming that production will begin no earlier than the fourth quarter of 2002.

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

     Significant Shareholder. HM4 Triton, L.P., an affiliate of Hicks, Muse, Tate & Furst Incorporated, owns 8% Convertible Preference Shares representing a significant portion of our voting shares. In addition, HM4 Triton, L.P. is a party to a Shareholders Agreement with us that gives it the right to designate four out of 10 of the directors on our board and requires us to obtain its consent before we can take specified corporate actions. As a result, HM4 Triton, L.P. and Hicks, Muse, Tate & Furst Incorporated have significant influence over our business, policies and affairs. The interests of HM4 Triton, L.P. and Hicks, Muse, Tate & Furst Incorporated may differ from those of our other shareholders, and the influence they have may have the effect of discouraging selected transactions involving an actual or potential change of control of Triton.

     Possible Future Acquisitions. Our strategy includes the possible acquisition of additional reserves, including through possible future business combination transactions. We cannot assure you as to the terms upon which any such acquisitions would be consummated or as to the effect any such transactions would have on our financial condition or results of operations. An acquisition could involve the use of our cash, or the issuance of debt or equity securities, which could have a dilutive effect on our current shareholders.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT MARKET RISK

     Our oil sales are normally priced with reference to a defined benchmark, such as WTI spot and Dated Brent. The price we actually receive will vary from the benchmark depending on quality and location differentials. As a matter of policy, from time to time, we use financial market transactions with creditworthy counterparties to reduce risk associated with the pricing of our oil sales. The policy is structured to underpin our planned revenues and results of operations. We cannot assure you that our use of financial market transactions will not result in losses. We do not enter into financial market transactions for trading purposes.

     We have entered into derivative contracts for 1.8 million barrels of oil production during the period from April to December 2001 using WTI-based oil-price collars to establish a weighted average floor price of $26.45 per barrel and a ceiling price of $29.22 per barrel. In addition, we have entered into contracts for 1.5 million barrels of oil production using WTI-based oil-price swaps and 600,000 barrels of oil production using Dated Brent-based oil-price swaps to establish weighted average fixed prices of $26.54 per barrel for WTI and $24.31 for Dated Brent during the period from April to December 2001.



                           PART II. OTHER INFORMATION

ITEM  1.    LEGAL  PROCEEDINGS

     In July through October 1998, eight lawsuits were filed against Triton and Thomas G. Finck and Peter Rugg, in their capacities as former officers of Triton. The lawsuits were filed in the United States District Court for the Eastern District of Texas, Texarkana Division, and have been consolidated and are styled In re: Triton Energy Limited Securities Litigation. The consolidated complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, in connection with disclosures concerning our properties, operations, and value relating to a prospective sale in 1998 of Triton or of all or a part of our assets. The lawsuits seek recovery of an unspecified amount of compensatory damages, fees and costs. The District Court has denied our motion to dismiss the claims. We believe our disclosures were accurate and intend to vigorously defend these actions. We cannot assure you that the litigation will be resolved in our favor. An adverse result could have a material adverse effect on our financial position or results of operations.

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




 3.1   Memorandum of Association (previously filed as an exhibit to the Company's
       Registration Statement on Form S-3 (No 333-08005) and incorporated herein by reference)
 3.2   Articles of Association (previously filed as an exhibit to the Company's
       Registration Statement on Form S-3 (No 333-08005) and incorporated herein by reference)
 4.1   Specimen Share Certificate of Ordinary Shares, $.01 par value, of the Company
       (previously filed as an exhibit to the Company's Registration Statement on Form 8-A dated March 25, 1996, and incorporated herein by reference)
 4.2   Unanimous Written Consent of the Board of Directors authorizing the Company's 8%
       Convertible Preference Shares (previously filed as an exhibit to the Company's
       Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.)
 4.3   Rights Agreement dated as of March 25, 1996, between Triton and The Chase
       Manhattan Bank, as Rights Agent, including, as Exhibit A thereto, Resolutions establishing the Junior Preference Shares (previously filed as an exhibit to the
       Company's Registration Statement on Form S-3 (No 333-08005) and incorporated herein by reference)
 4.4   Amendment No. 1 to Rights Agreement dated as of August 2, 1996, between Triton
       Energy Limited and The Chase Manhattan Bank, as Rights Agent (previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A (Amendment No. 1)
       dated August 14, 1996, and incorporated herein by reference)
 4.5   Amendment No. 2 to Rights Agreement dated as of August 30, 1998, between Triton
       Energy Limited and The Chase Manhattan Bank, as Rights Agent (previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A (Amendment No.
       2) dated October 2, 1998, and incorporated herein by reference)
 4.6   Amendment No. 3 to Rights Agreement dated as of January 5, 1999, between Triton
       Energy Limited and The Chase Manhattan Bank, as Rights Agent (previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A (Amendment No.
       3) dated January 31, 1999, and incorporated herein by reference)
10.1   Amended and Restated  Retirement Income Plan (previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended
       November 30, 1993, and incorporated by reference)
10.2   Amendment to the Retirement Income Plan dated August 1, 1998. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
       June 30, 1998, and incorporated herein by reference.)
10.3   Amendment to Amended and Restated Retirement Income Plan dated
       December 31, 1996 (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference)
10.4   Amended and Restated Supplemental Executive Retirement Income Plan. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.)
10.5   Second Amended and Restated 1992 Stock Option Plan.(previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March
       31, 1996, and incorporated herein by reference.)
10.6   Form of Amended and Restated Employment Agreement with Triton Energy Limited and certain officers, including Messrs. Dunlevy, Garrett and Maxted, as amended and restated June 28, 2000 (previously filed as an exhibit to the Company's Quarterly
       Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.)
10.7   Amended and Restated Employment Agreement among Triton Energy Limited,
       Triton Exploration Services, Inc. and A. E. Turner III (previously filed as an exhibit to
       Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
       1998, and incorporated herein by reference.)
10.8   Amended and Restated 1985 Restricted Stock Plan. (previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended
       November 30, 1993, and incorporated herein by reference.)
10.9   First Amendment to Amended and Restated 1985 Restricted Stock Plan. (previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form 10-K for the
       fiscal year ended December 31, 1995, and incorporated herein by reference.)
10.10  Second Amendment to Amended and Restated 1985 Restricted Stock Plan. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and incorporated herein by reference.)
10.11  Executive Life Insurance Plan. (previously filed as an exhibit to Triton Energy
       Corporation's Annual Report on Form 10-K for the fiscal year ended May 31, 1991, and incorporated herein by reference.)
10.12  Long-Term Disability Income Plan. (previously filed as an exhibit to Triton Energy
       Corporation's Annual Report on Form 10-K for the fiscal year ended May 31, 1991, and incorporated herein by reference.)
10.13  Amended and Restated Retirement Plan for Directors. (previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form 10-K for the fiscal year ended
       May 31, 1990, and incorporated herein by reference.)
10.14  Contract for Exploration and Exploitation for Santiago de Atalayas I with an effective date of July 1, 1982, between Triton Colombia, Inc., and Empresa Colombiana
       De Petroleos. (previously filed as an exhibit to Triton Energy Corporation's Annual
       Report on Form 10-K for the fiscal year ended May 31, 1990, and incorporated herein by reference.)
10.15  Contract for Exploration and Exploitation for Tauramena with an effective date of July
       4, 1988, between Triton Colombia, Inc., and Empresa Colombiana De Petroleos.
       (previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
       10-K for the fiscal year ended May 31, 1990, and incorporated herein by reference.)
10.16  Summary of Assignment legalized by Public Instrument No. 1255 dated September 15,
       1987 (Assignment is in Spanish language). (previously filed as an exhibit to Triton
       Energy Corporation's Annual Report on Form 10-K for the fiscal year ended May 31,
       1993, and incorporated herein by reference.)
10.17  Summary of Assignment legalized by Public Instrument No. 1602 dated June 11, 1990
       (Assignment is in Spanish language). (previously filed as an exhibit to Triton
       Energy Corporation's Annual Report on Form 10-K for the fiscal year ended May 31,
       1993, and incorporated herein by reference.)
10.18  Summary of Assignment legalized by Public Instrument No. 2586 dated September 9,
       1992 (Assignment is in Spanish language). (previously filed as an exhibit to Triton
       Energy Corporation's Annual Report on Form 10-K for the fiscal year ended May 31,
       1993, and incorporated herein by reference.)
10.19  Triton Exploration Services, Inc. 401(K) Savings Plan, as amended and restated
       June 1, 2000. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.)
10.20  Contract between Malaysia-Thailand Joint Authority and Petronas Carigali
       SDN.BHD. and Triton Oil Company of Thailand relating to Exploration and Production of  Petroleum for Malaysia-Thailand Joint Development Area Block A-18. (previously filed as an exhibit to Triton Energy Corporation's Current Report on Form 8-K dated
       April 21, 1994, and incorporated herein by reference.)
10.25  Form of Indemnity Agreement entered into with each director and officer of the
       Company. (previously filed as an exhibit to the Company's Quarterly Report on Form
       10-Q for the quarter ended September 30, 1998, and incorporated herein by reference)
10.26  Description of Performance Goals for Executive Bonus Compensation. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference)
10.27  Amended and Restated 1997 Share Compensation Plan. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended
       December 31, 1998, and incorporated herein by reference)
10.28  First Amendment to Amended and Restated Retirement Plan for Directors. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference)
10.29  First Amendment to Second Amended and Restated 1992 Stock Option Plan. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference)
10.30  Second Amendment to Second Amended and Restated 1992 Stock Option Plan.
       (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference)
10.31  Amended and Restated Indenture dated July 25, 1997, between Triton Energy
       Limited and The Chase Manhattan Bank. (previously filed as an exhibit to the
       Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference)
10.32  Amended and Restated Second Supplemental Indenture dated July 25, 1997, between Triton Energy Limited and The Chase Manhattan Bank relating to the 9 1/4% Senior Notes due 2005. (previously filed as an exhibit to the
       Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference)
10.33  Indenture, dated October 4, 2000, between the Company and The Chase Manhattan
       Bank, governing the Company's outstanding 8 7/8% Senior Notes Due 2007  (previously filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-
       48584), and incorporated herein by reference.)
10.34  Shareholders Agreement dated August 3, 1998, among Triton Energy Limited, Triton
       Asia Holdings, Inc., Atlantic Richfield Company, and ARCO JDA Limited.
       (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
       quarter ended June 30, 1998, and incorporated herein by reference)
10.35  Stock Purchase Agreement dated as of August 31, 1998, between Triton Energy
       Limited and HM4 Triton, L.P. (previously filed as an exhibit to the Company's
       Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference)
10.36  Shareholders Agreement dated as of September 30, 1998, between Triton Energy
       Limited and HM4 Triton, L.P. (previously filed as an exhibit to the Company's
       Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference)
10.37  Financial Advisory Agreement dated as of September 30, 1998, between Triton Energy
       Limited and Hicks, Muse & Co. Partners, L.P. (previously filed as an exhibit to the
       Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference)
10.38  Monitoring and Oversight Agreement dated as of September 30, 1998, between Triton
       Energy Limited and Hicks, Muse & Co. Partners, L.P. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
       1998, and incorporated herein by reference)
10.41  Third Amendment to Amended and Restated 1985 Restricted Stock Plan (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference)
10.42  Amendment to Triton Exploration Services, Inc. Retirement Income Plan. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference)
10.43  Amendment to the Triton Exploration Services, Inc. Supplemental Executive
       Retirement Plan. (previously filed as an exhibit to the Company's Quarterly Report on
       Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference)
10.44  Third Amendment to the Second Amended and Restated 1992 Stock Option Plan
       (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
       quarter ended June 30, 1999, and incorporated herein by reference)
10.45  First Amendment to the Amended and Restated 1997 Share Compensation Plan
       (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
       quarter ended June 30, 1999, and incorporated herein by reference)
10.46  Amendment dated May 11, 1999, to Amended and Restated Employment Agreement
       dated July 15, 1998 among Triton Exploration Services, Inc., Triton Energy Limited
       and A.E. Turner, III (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference)
10.47  Second Amendment to Retirement Plan for Directors. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference)
10.49  Amendment No. 1 to Shareholders Agreement between Triton Energy Limited and HM4 Triton, L.P. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference)
10.50  Supplemental Letter Agreement dated October 28, 1999, among Triton Energy
       Limited, Triton Asia Holdings, Inc., Atlantic Richfield Company, and ARCO JDA
       Limited (previously filed as an exhibit to the Company's Quarterly Report on Form
       10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)
10.51  Gas Sales Agreement dated October 30, 1999 among the Malaysia-Thailand Joint
       Authority, and Petronas Carigali (JDA) SDN.BHD., Triton Oil Company of Thailand,
       Triton Oil Company of Thailand (JDA) Limited, as Sellers, and with Petroleum
       Authority of Thailand and Petroliam Nasional Berhad, as Buyers. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
       September 30, 1999, and incorporated herein by reference)
10.52  Form of Stock Option Agreement between Triton Energy Limited and its non-employee directors  (previously filed as an exhibit to the Company's Annual
       Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference)
10.53  Form of Stock Option Agreement between Triton Energy Limited and its employees, including its executive officers  (previously filed as an exhibit to the Company's
       Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference)
10.54  Amendment to Stock Options dated as of January 3, 2000, between Triton Energy
       Limited and A.E. Turner. (previously filed as an exhibit to the Company's
       Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.)
10.55  Form of Amendment to Stock Options dated as of January 3, 2000, between Triton
       Energy Limited and its non-employee directors. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December
       31, 1999, and incorporated herein by reference.)
10.56  Production Sharing Contract between the Republic of Equatorial Guinea and Triton Equatorial Guinea, Inc. for Block F. (previously filed as an exhibit to the
       Company's Annual Report on Form 10-K for the fiscal year ended December 31,
       1999, and incorporated herein by reference.)
10.57  Production Sharing Contract between the Republic of Equatorial Guinea and Triton
       Equatorial Guinea, Inc. for Block G. (previously filed as an exhibit to the Company's
       Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.)
10.58  Supplementary Contract (No. 1) to the Production Sharing Contract for Block A-18
       dated 21 April 1994 between Malaysia-Thailand Joint Authority and Petronas
       Carigali (JDA) SDN.BHD., Triton Oil Company of Thailand and Triton Oil Company
       of Thailand (JDA) Limited. (previously filed as an exhibit to the Company's
       Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.)
10.59  Supplementary Contract (No. 2) to the Production Sharing Contract for Block A-18
       dated 21 April 1994 between Malaysia-Thailand Joint Authority and Petronas Carigali
       (JDA) SDN.BHD., Triton Oil Company of Thailand and Triton Oil Company of
       Thailand (JDA) Limited. (previously filed as an exhibit to the Company's
       Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.)
10.60  Credit Agreement dated as of February 29, 2000, among Triton Energy Limited, the Lenders party thereto and The Chase Manhattan bank, as Administrative Agent
       (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference)
10.61  Share Purchase Agreement dated as of May 8, 2000 between Triton International
       Petroleum, Inc. and The Strategic Transaction Company. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
       March 31, 2000, and incorporated herein by reference.)
10.62  Amendment Agreement to Credit Agreement dated as of September 25, 2000, among
       Triton Energy Limited, the Lenders party thereto and The Chase Manhattan Bank, as
       Administrative Agent. (previously filed as an exhibit to the Company's Registration
       Statement on Form S-4 (No. 333-48584), and incorporated herein by reference.)
10.63  Triton Energy Limited 2000 Broad Based Share Compensation Plan. (previously filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-48584),
       and incorporated herein by reference.)
10.64  First Amendment to the Production Sharing Contract between the Republic of Equatorial
       Guinea and Triton Equatorial Guinea, Inc. for Block F. (previously filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-48584), and incorporated herein by reference.)
10.65  Assignment of State Participating Interest in the Production Sharing Contract for Block
       F, Offshore Republic of Republic of Equatorial Guinea. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
       2000, and incorporated herein by reference.)
10.66  First Amendment to the Production Sharing Contract between the Republic of Equatorial
       Guinea and Triton Equatorial Guinea, Inc. for Block G. (previously filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-48584), and incorporated herein by reference.)
10.67  Assignment of State Participating Interest in the Production Sharing Contract for Block
       G, Offshore Republic of Republic of Equatorial Guinea. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
       2000, and incorporated herein by reference.)
10.68  Second Amendment to the Amended and Restated 1997 Share Compensation Plan.
       (previously filed as an exhibit to the Company's Registration Statement on Form S-4
       (No. 333-48584), and incorporated herein by reference.)
10.69  Form of Amendment dated December 19, 2000 to Amended and Restated
       Employment Agreement with Triton Energy Limited and Messrs. Dunlevy and
       Maxted (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.)
10.70  Employment Agreement among Triton Energy Limited, Triton Exploration
       Services, Inc. and James C. Musselman  (previously filed as and exhibit to the
       Company's Annual Report on Form 10-K for the fiscal year ended December
       31, 2000, and incorporated herein by reference.)
12.1*  Computation of Ratio of Earnings to Fixed Charges.
12.2*  Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends.
99.1   Rio Chitamena Association Contract. (previously filed as an exhibit to Triton Energy
       Corporation's Current Report on Form 8-K/A dated July 15, 1994, and incorporated herein by reference)
99.2   Rio Chitamena Purchase and Sale Agreement. (previously filed as an exhibit to Triton
       Energy Corporation's Current Report on Form 8-K/A dated July 15, 1994, and incorporated herein by reference)
99.3   Integral Plan - Cusiana Oil Structure. (previously filed as an exhibit to Triton Energy
       Corporation's Current Report on Form 8-K/A dated July 15, 1994, and incorporated herein by reference)
99.4   Letter Agreements with co-investor in Colombia. (previously filed as an exhibit to
       Triton Energy Corporation's Current Report on Form 8-K/A dated July 15, 1994, and incorporated herein by reference)
99.5   Amended and Restated Oleoducto Central S.A. Agreement dated as of March 31,
       1995. (previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference)


________________
* Filed  herewith


(b)   Reports  on  Form  8-K

      Form 8-K filed on January 4, 2001 furnishing information under Item 9. Form 8-K filed on February 1, 2001 furnishing information under Item 9. Form 8-K filed on March 28, 2001 furnishing information under Item 9.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        TRITON  ENERGY  LIMITED






                                            By:/s/W. Greg Dunlevy
                                               -------------------------
                                               W. Greg Dunlevy
                                               Senior Vice President and
                                                 Chief Financial Officer


Date:      May  14,  2001