Form 10-Q
period 2001-06-30
TRITON ENERGY LTD
filed 2001-07-31
CIK 1009404

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30,  2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ____________  to  ____________


                           COMMISSION FILE NUMBER:  1-11675


                               TRITON ENERGY LIMITED
             (Exact name of registrant as specified in its charter)

      CAYMAN ISLANDS                                  NONE
----------------------------                      -------------------
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

                                                  YES  X             NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                       Number of Shares
 Title of Each Class                            Outstanding at July 25, 2001
Ordinary Shares, par value $0.01 per share                38,188,937
                                                -------------------------------





                     TRITON ENERGY LIMITED AND SUBSIDIARIES
                                      INDEX




PART I.   FINANCIAL INFORMATION                                            PAGE NO.
                                                                           --------
Item 1.   Financial Statements
          Condensed Consolidated Statements of Operations -
            Three and Six months ended June 30, 2001 and 2000                     2
          Condensed Consolidated Balance Sheets -
            June 30, 2001 and December 31, 2000                                   3
          Condensed Consolidated Statements of Cash Flows -
            Six months ended June 30, 2001 and 2000                               4
          Condensed Consolidated Statement of Shareholders' Equity -
            Six months ended June 30, 2001                                        5
          Notes to Condensed Consolidated Financial Statements                    6
Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                15
Item 3.   Quantitative and Qualitative Disclosures about Market Risk             29

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters for Vote of Security Holders                     30
Item 6.   Exhibits and Reports on Form 8-K                                       31




                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                     TRITON ENERGY LIMITED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)







                                                        THREE MONTHS ENDED      SIX MONTHS ENDED
                                                             JUNE 30,                JUNE 30,
                                                        -------------------   --------------------
                                                          2001       2000        2001      2000
                                                        --------   --------   ---------  ---------

Oil and gas sales                                       $123,745   $ 69,790   $267,628   $144,124

Costs and expenses:
 Operating                                                25,066     14,137     58,768     29,882
 General and administrative                                5,736      5,774     12,119     10,349
 Depreciation, depletion and amortization                 26,440     12,303     59,421     26,275
                                                        --------   --------  ---------  ---------

                                                          57,242     32,214    130,308     66,506
                                                        --------   --------  ---------  ---------

    Operating income                                      66,503     37,576    137,320     77,618

Interest income                                              721      2,014      2,232      4,791
Interest expense, net                                     (6,970)    (4,087)   (14,426)    (8,837)
Other income (expense), net                                1,676        522       (394)      (520)
                                                        --------   --------  ---------  ---------

                                                          (4,573)    (1,551)   (12,588)    (4,566)
                                                        --------   --------  ---------  ---------

    Earnings before income taxes and cumulative
      effect of accounting change                         61,930     36,025    124,732     73,052
Income tax expense                                        23,077     13,319     48,840     23,979
                                                        --------   --------  ---------  ---------

    Earnings before cumulative effect of
      accounting change                                   38,853     22,706     75,892     49,073

Cumulative effect of accounting change                       ---        ---      1,212     (1,345)
                                                        --------   --------  ---------  ---------

    Net earnings                                          38,853     22,706     77,104     47,728
Accumulated dividends on preference shares                 7,252      7,339     14,505     14,680
                                                        --------   --------  ---------  ---------

    Earnings applicable to ordinary shares              $ 31,601   $ 15,367  $  62,599  $  33,048
                                                        ========   ========  =========  =========

Average ordinary shares outstanding                       37,474     36,225     37,462     36,060
                                                        ========   ========  =========  =========

Basic earnings per ordinary share:

    Earnings before cumulative effect of
      accounting change                                 $   0.84    $  0.42  $    1.64  $    0.95
    Cumulative effect of accounting change                   ---        ---       0.03      (0.04)
                                                        --------   --------  ---------  ---------

        Net earnings                                    $   0.84    $  0.42  $    1.67  $    0.91
                                                        ========   ========  =========  =========

Average diluted shares outstanding                        59,443     59,275     59,378     59,084
                                                        ========   ========  =========  =========

Diluted earnings per ordinary share:

    Earnings before cumulative effect of
      accounting change                                 $   0.65   $   0.38  $    1.28  $    0.83
    Cumulative effect of accounting change                   ---        ---       0.02      (0.02)
                                                        --------   --------  ---------  ---------

        Diluted earnings                                $   0.65   $   0.38  $    1.30  $    0.81
                                                        ========   ========  =========  =========




     See accompanying Notes to Condensed Consolidated Financial Statements.





                     TRITON ENERGY LIMITED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)










                                                                   JUNE 30,                 DECEMBER 31,
                                                                     2001                       2000
                                                                 -----------                -----------

Current assets:
  Cash and equivalents                                           $   63,139                 $  136,361
  Trade receivables                                                  33,867                     25,616
  Other receivables                                                   7,996                     11,032
  Advances for equipment                                             78,799                     16,791
  Inventories, prepaid expenses and other                            27,043                     18,811
                                                                 -----------                -----------

        Total current assets                                        210,844                    208,611
Property and equipment, at cost, less accumulated depreciation
   and depletion of $601,037 for 2001 and $542,776 for 2000         753,686                    687,511
Investment in affiliates                                            195,024                    190,430
Deferred income taxes and other assets                              107,062                    107,728
                                                                 -----------                -----------

                                                                 $1,266,616                 $1,194,280
                                                                 ===========                ===========

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                           $      133                 $    4,648
  Accounts payable and accrued liabilities                          140,827                    140,700
                                                                 -----------                -----------

        Total current liabilities                                   140,960                    145,348

Long-term debt, excluding current maturities                        500,019                    500,048
Deferred income taxes                                                30,081                     17,108
Other liabilities                                                     7,277                      6,760

Shareholders' equity:
  8% preference shares, stated value $70.00                         362,619                    362,672
  Ordinary shares, par value $0.01                                      375                        374
  Additional paid-in capital                                        521,004                    534,480
  Accumulated deficit                                              (293,051)                  (370,155)
  Accumulated other non-owner changes in shareholders' equity        (2,668)                    (2,355)
                                                                 -----------                -----------

        Total shareholders' equity                                  588,279                    525,016
Commitments and contingencies (note 8)                                  ---                        ---
                                                                 -----------                -----------

                                                                 $1,266,616                 $1,194,280
                                                                 ===========                ===========









  The Company uses the full cost method to account for its oil and gas producing activities.
     See accompanying Notes to Condensed Consolidated Financial Statements.




                     TRITON ENERGY LIMITED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)









                                                                  2001        2000
                                                               ----------  ----------
Cash flows from operating activities:
 Net earnings                                                  $  77,104   $  47,728
 Adjustments to reconcile net earnings to net cash provided
    by operating activities:
      Depreciation, depletion and amortization                    59,421      26,275
      Amortization of deferred income                                ---      (8,814)
      Cumulative effect of accounting change                      (1,212)      1,345
      Deferred income taxes and other                             12,594       6,468
      Changes in working capital pertaining to
        operating activities                                     (67,956)     (6,813)
                                                               ----------  ----------

          Net cash provided by operating activities               79,951      66,189
                                                               ----------  ----------

Cash flows from investing activities:
  Capital expenditures and investments                          (134,087)    (74,398)
  Purchase of affiliate                                              ---     (88,800)
  Other                                                             (234)        128
                                                               ----------  ----------

          Net cash used by investing activities                 (134,321)   (163,070)
                                                               ----------  ----------

Cash flows from financing activities:
  Payments on long-term debt                                      (4,584)     (4,529)
  Issuances of ordinary shares under stock compensation plans        904      10,935
  Dividends paid on preference shares                            (14,507)    (14,682)
  Other                                                             (456)     (1,735)
                                                               ----------  ----------

          Net cash used by financing activities                  (18,643)    (10,011)
                                                               ----------  ----------

Effect of exchange rate changes on cash and equivalents             (209)       (180)
                                                               ----------  ----------
Net decrease in cash and equivalents                             (73,222)   (107,072)
Cash and equivalents at beginning of period                      136,361     186,323
                                                               ----------  ----------

Cash and equivalents at end of period                          $  63,139   $  79,251
                                                               ==========  ==========

















   See accompanying Notes to Condensed Consolidated Financial Statements.


                       TRITON ENERGY LIMITED AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2001
                                  (IN THOUSANDS)
                                   (UNAUDITED)








OWNER  SOURCES  OF  SHAREHOLDERS'  EQUITY:
8%  PREFERENCE  SHARES:
  Balance at December 31, 2000                                  $ 362,672
  Conversion of 8% preference shares                                  (53)
                                                                ----------

  Balance at June 30, 2001                                        362,619
                                                                ----------

ORDINARY SHARES:
  Balance at December 31, 2000                                        374
  Issuance of shares                                                    1
                                                                ----------

  Balance at June 30, 2001                                            375
                                                                ----------

ADDITIONAL PAID-IN CAPITAL:
  Balance at December 31, 2000                                    534,480
  Issuances under stock compensation plans                            903
  Conversion of preference shares                                      53
  Cash dividends                                                  (14,505)
  Other, net                                                           73
                                                                ----------

  Balance at June 30, 2001                                        521,004
                                                                ----------

     TOTAL OWNER SOURCES OF SHAREHOLDERS' EQUITY                  883,998
                                                                ----------

NON-OWNER SOURCES OF SHAREHOLDERS' EQUITY:
ACCUMULATED DEFICIT:
  Balance at December 31, 2000                                   (370,155)
  Net earnings                                                     77,104   $77,104
                                                                ----------

  Balance at June 30, 2001                                       (293,051)
                                                                ----------

ACCUMULATED OTHER NON-OWNER CHANGES IN SHAREHOLDERS' EQUITY:
  Balance at December 31, 2000                                     (2,355)
  Cumulative effect of accounting change                            2,934     2,934
  Changes in fair value of contracts                               (3,207)   (3,207)
  Reclassification adjustments to earnings for settled contracts      (40)      (40)
                                                                ----------  --------

  Comprehensive income                                                      $76,791
                                                                            ========

  Balance at June 30, 2001                                         (2,668)
                                                                ----------

     TOTAL NON-OWNER SOURCES OF SHAREHOLDERS' EQUITY             (295,719)
                                                                ----------

TOTAL SHAREHOLDERS' EQUITY AT JUNE 30, 2001                     $ 588,279
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

In the opinion of management, our accompanying unaudited condensed consolidated financial statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position as of June 30, 2001, and the results of our operations for the three and six months ended June 30, 2001 and 2000, our cash flows for the six months ended June 30, 2001 and 2000, and shareholders' equity for the six months ended June 30, 2001. The results for the six months ended June 30, 2001, are not necessarily indicative of the final results to be expected for the full year.

The condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements, which are included as part of our Annual Report on Form 10-K for the year ended December 31, 2000.

Certain other previously reported financial information has been reclassified to conform to the current period's presentation.

SUBSEQUENT  EVENT  -  RECENT  DEVELOPMENTS

On July 17, 2001, a subsidiary of Amerada Hess Corporation commenced a tender offer to purchase all of our outstanding ordinary shares for $45 per share. Amerada Hess' offer is described in detail in a Schedule TO and its exhibits that Amerada Hess filed with the Securities and Exchange Commission on July 17, 2001.

The tender offer is conditioned upon there being validly tendered, and not withdrawn, a number of ordinary shares that represents at least 90% in value of our outstanding ordinary shares on a fully-diluted basis. The tender offer is also subject to regulatory approvals and other customary conditions, but the tender offer is not subject to any financing condition. The tender offer is scheduled to expire at midnight, New York City time, on August 13, 2001, subject to possible extension.

If the 90% condition is not satisfied, but there are tendered at least a number of ordinary shares representing a majority of the total number of votes of the outstanding ordinary shares on a fully-diluted basis, Amerada Hess at its option may purchase those shares that are tendered. If Amerada Hess terminates the offer, it may, at its option, require us to seek approval from our shareholders for a scheme of arrangement pursuant to which all ordinary shares would be acquired for $45 in cash per ordinary share and all 8% convertible preference shares would be purchased for $180, plus accrued and unpaid dividends, in cash per preference share, or it may cease the acquisition altogether.

The tender offer is being made pursuant to an acquisition agreement we entered into with Amerada Hess on July 9, 2001, as amended. We also entered into a principal shareholders agreement with Amerada Hess, HM4 Triton L.P. and certain affiliates of HM4 Triton L.P. These principal shareholders together hold ordinary shares and 8% convertible preference shares representing, in the aggregate, approximately 34% of our outstanding ordinary shares, determined on a fully-diluted basis. Pursuant to the principal shareholders agreement, the principal shareholders have agreed to tender their ordinary shares (including ordinary shares issuable upon conversion of their preference shares) in the tender offer. In addition, pursuant to the principal shareholders agreement, subject to specified conditions, if the tender offer expires or is terminated, Amerada Hess has agreed to purchase, and the principal shareholders have agreed to sell to Amerada Hess, their shares at the price of $45 per ordinary share and $180.00 per 8% convertible preference share, plus accumulated and unpaid dividends. In order to effectuate these transactions, we amended our shareholders agreement with HM4 Triton, L.P. to provide that if and when Amerada Hess purchases the principal shareholders' shares pursuant to the terms of the principal shareholders agreement, Amerada Hess would become entitled to the same rights and subject to the same restrictions under the shareholders agreement to which HM4 Triton, L.P. currently is entitled or subject. These rights include, among others, the right to designate up to four directors to our board of directors and the right to approve or disapprove of certain major events or transactions.

If pursuant to the tender offer Amerada Hess owns at least 90% in value of our ordinary shares, Amerada Hess and we will take all necessary action under Cayman Islands law to complete a compulsory acquisition of the ordinary shares not tendered in the tender offer as promptly as practicable following the completion of the tender offer. The purchase price for the ordinary shares in the compulsory acquisition would be the same as the price paid in the tender offer.

If Amerada Hess purchases all of the tendered ordinary shares, there may be so few remaining holders of publicly held ordinary shares that (a) our ordinary shares will no longer meet the published guidelines of the New York Stock Exchange for continued listing and may be delisted from the New York Stock Exchange, (b) there may not be a public trading market for our ordinary shares, and (c) we may cease making filings with the Securities and Exchange Commission or may not be required to comply with the Securities and Exchange Commission rules relating to publicly held companies.

The foregoing descriptions of the agreements are summaries and do not purport to be complete and are qualified in their entirety by reference to the full text of the agreements. The agreements and related agreements, as amended, are filed as exhibits to our Form 8-K, which was filed with the Securities and Exchange Commission on July 11, 2001, and Form 8-K/A, which was filed on July 17, 2001. You can review our filings and their exhibits, as well as the filings of Amerada Hess, at the Securities and Exchange Commission's web site at http://www.sec.gov. You can also obtain a copy of these filings from the public reference room of the Securities and Exchange Commission by calling (800) SEC-0330.

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

Changes in fair value of derivatives reported in other income (expense), net in the Condensed Consolidated Statements of Operations is comprised of the following:



                                                              THREE MONTHS    SIX MONTHS
                                                                  ENDED          ENDED
                                                              JUNE 30, 2001  JUNE 30, 2001
                                                              -------------  -------------

Change in fair value of derivatives not designated as hedges  $      1,380   $         99
Time value portion of cash flow hedges                                 519           (633)
Ineffective portion of cash flow hedges                                207            284
                                                              -------------  -------------

                                                              $      2,106   $       (250)
                                                              =============  =============



At June 30, 2001, we had an unrealized loss of $.3 million in accumulated other nonowner changes in shareholders' equity related to cash flow hedges that will expire during the next nine months as monthly settlements occur. At June 30, 2001, we recorded an asset of $3.2 million and a liability of $.6 million for the fair value of our derivative instruments.

3.  SEGMENT  INFORMATION

Our operations are primarily related to crude oil and natural gas exploration and production. Our principal properties, operations and oil and gas reserves are located in Colombia, offshore Equatorial Guinea and offshore Malaysia-Thailand. Financial information about our operations is presented below:




                                              EQUATORIAL  CORPORATE
                                    COLOMBIA    GUINEA    AND OTHER    TOTAL
                                    --------  ----------  ---------  --------

THREE MONTHS ENDED JUNE 30, 2001:
  Oil and gas sales                 $ 68,470  $   55,275  $     ---  $ 123,745
  Operating income (loss)             43,578      27,724     (4,799)    66,503

THREE MONTHS ENDED JUNE 30, 2000:
  Oil and gas sales                 $ 69,790  $      ---  $     ---  $  69,790
  Operating income (loss)             43,134        (481)    (5,077)    37,576

SIX MONTHS ENDED JUNE 30, 2001:
  Oil and gas sales                 $149,915  $  117,713  $     ---   $267,628
  Operating income (loss)             92,985      54,291     (9,956)   137,320

SIX MONTHS ENDED JUNE 30, 2000:
  Oil and gas sales                 $144,124  $      ---  $     ---   $144,124
  Operating income (loss)             87,290        (886)    (8,786)    77,618



4.  ADVANCES  FOR  EQUIPMENT


One of our directors is the chief executive officer of a company that is providing us with certain subsea equipment for the development of the Ceiba field offshore Equatorial Guinea. We had advanced $25.4 million at June 30, 2001, and $16.8 million at December 31, 2000 to the third party under our current contract.


5.  INVENTORIES, PREPAID EXPENSES AND OTHER



                                    JUNE 30,   DECEMBER 31,
                                     2001         2000
                                  -----------  -----------
Materials and supplies inventory  $    14,890  $     7,556
Prepaid expenses                        6,197        2,644
Crude oil inventory                     2,730        5,011
Other                                   3,226        3,600
                                  -----------  -----------

                                  $    27,043  $    18,811
                                  ===========  ===========



6.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES


                                         JUNE 30,  DECEMBER 31,
                                          2001         2000
                                      -----------  -----------
Accrued exploration and development   $    51,746  $    58,655
Income taxes payable                       32,111       29,877
Dividends payable                          14,505       14,507
Taxes other than income                    11,349       10,761
Accrued interest payable                   10,743       10,498
Litigation and environmental matters        3,622        3,694
Accounts payable, principally trade         3,410        5,402
Other                                      13,341        7,306
                                      -----------  -----------

                                      $   140,827  $   140,700
                                      ===========  ===========




7.  EARNINGS  PER  ORDINARY  SHARE


The following table reconciles the numerators and denominators of the basic and diluted earnings per ordinary share computation for earnings from continuing operations for the three and six months ended June 30, 2001 and 2000.




                                                      INCOME                  SHARES              PER-SHARE
                                                    (NUMERATOR)            (DENOMINATOR)           AMOUNT
                                                    -----------            -------------          ---------
THREE MONTHS ENDED JUNE 30, 2001:

Net earnings                                        $    38,853
  Less: Accumulated dividends on preference shares       (7,252)
                                                    -----------

  Earnings available to ordinary shareholders            31,601
    Basic earnings per ordinary share                                             37,474          $    0.84
                                                                                                  =========
  Effect of dilutive securities:
    Stock options                                           ---                    1,247
    8% preference shares                                  7,252                   20,722
                                                    -----------            -------------
  Earnings available to ordinary shareholders
      and assumed conversions                       $    38,853
                                                    ===========
     Diluted earnings per ordinary share                                          59,443          $    0.65
                                                                           =============          =========

THREE  MONTHS  ENDED  JUNE  30,  2000:

  Net earnings                                      $    22,706
  Less: Accumulated dividends on preference shares       (7,339)
                                                    -----------

  Earnings available to ordinary shareholders            15,367
     Basic earnings per ordinary share                                            36,225          $    0.42
                                                                                                  =========
  Effect of dilutive securities:
     Stock options                                          ---                    2,306
     8% preference shares                                 7,259                   20,744
                                                    -----------            -------------
  Earnings available to ordinary shareholders
      and assumed conversions                       $    22,626
                                                    ===========
     Diluted earnings per ordinary share                                          59,275          $    0.38
                                                                           =============          =========

SIX  MONTHS  ENDED  JUNE  30,  2001:

Earnings  before  cumulative  effect  of
  accounting change                                 $    75,892
  Less: Accumulated dividends on preference shares      (14,505)
                                                    -----------

  Earnings available to ordinary shareholders            61,387
    Basic earnings per ordinary share                                             37,462          $    1.64
                                                                                                  =========
  Effect of dilutive securities:
    Stock options                                           ---                    1,194
    8% preference shares                                 14,505                   20,722
                                                    -----------            -------------
  Earnings available to ordinary shareholders
      and assumed conversions                       $    75,892
                                                    ===========
    Diluted earnings per ordinary share                                           59,378          $    1.28
                                                                           =============          =========

SIX MONTHS ENDED JUNE 30, 2000:

Earnings  before  cumulative  effect  of
  accounting change                                 $    49,073
  Less: Accumulated dividends on preference shares      (14,680)
                                                    -----------

  Earnings available to ordinary shareholders            34,393
    Basic earnings per ordinary share                                             36,060          $    0.95
                                                                                                  =========
  Effect of dilutive securities:
    Stock options                                           ---                    2,075
    8% preference shares                                 14,519                   20,753
    5% preference shares                                    161                      196
                                                    -----------            -------------
  Earnings available to ordinary shareholders
     and assumed conversions                        $    49,073
                                                    ===========
    Diluted earnings per ordinary share                                           59,084          $    0.83
                                                                           =============          =========

8.  COMMITMENTS  AND  CONTINGENCIES

For internal planning purposes, our revised capital spending program for the year ending December 31, 2001, is approximately $385 million, excluding capitalized interest and acquisitions, of which approximately $318 million relates to exploration and development activities in Equatorial Guinea, $39 million relates to exploration and development activities in Colombia and $28 million relates to our exploration activities in other parts of the world.

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

GUARANTEES

At June 30, 2001, we had guaranteed the performance of a total of $6.6 million in future exploration expenditures to be incurred in Greece through 2001. This commitment is backed primarily by an unsecured letter of credit.

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


                               RECENT DEVELOPMENTS
                               -------------------

     On July 17, 2001, a subsidiary of Amerada Hess Corporation commenced a tender offer to purchase all of our outstanding ordinary shares for $45 per share. Amerada Hess' offer is described in detail in a Schedule TO and its exhibits that Amerada Hess filed with the Securities and Exchange Commission on July 17, 2001.

     The tender offer is conditioned upon there being validly tendered, and not withdrawn, a number of ordinary shares that represents at least 90% in value of our outstanding ordinary shares on a fully-diluted basis. The tender offer is also subject to regulatory approvals and other customary conditions, but the tender offer is not subject to any financing condition. The tender offer is scheduled to expire at midnight, New York City time, on August 13, 2001, subject to possible extension.

     If the 90% condition is not satisfied, but there are tendered at least a number of ordinary shares representing a majority of the total number of votes of the outstanding ordinary shares on a fully-diluted basis, Amerada Hess at its option may purchase those shares that are tendered. If Amerada Hess terminates the offer, it may, at its option, require us to seek approval from our shareholders for a scheme of arrangement pursuant to which all ordinary shares would be acquired for $45 in cash per ordinary share and all 8% convertible preference shares would be purchased for $180, plus accrued and unpaid dividends, in cash per preference share, or it may cease the acquisition altogether.

     The tender offer is being made pursuant to an acquisition agreement we entered into with Amerada Hess on July 9, 2001, as amended. We also entered into a principal shareholders agreement with Amerada Hess, HM4 Triton L.P. and certain affiliates of HM4 Triton L.P. These principal shareholders together hold ordinary shares and 8% convertible preference shares representing, in the aggregate, approximately 34% of our outstanding ordinary shares, determined on a fully-diluted basis. Pursuant to the principal shareholders agreement, the principal shareholders have agreed to tender their ordinary shares (including ordinary shares issuable upon conversion of their preference shares) in the tender offer. In addition, pursuant to the principal shareholders agreement, subject to specified conditions, if the tender offer expires or is terminated, Amerada Hess has agreed to purchase, and the principal shareholders have agreed to sell to Amerada Hess, their shares at the price of $45 per ordinary share and $180.00 per 8% convertible preference share, plus accumulated and unpaid dividends. In order to effectuate these transactions, we amended our shareholders agreement with HM4 Triton, L.P. to provide that if and when Amerada Hess purchases the principal shareholders' shares pursuant to the terms of the principal shareholders agreement, Amerada Hess would become entitled to the same rights and subject to the same restrictions under the shareholders agreement to which HM4 Triton, L.P. currently is entitled or subject. These rights include, among others, the right to designate up to four directors to our board of directors and the right to approve or disapprove of certain major events or transactions.

     If pursuant to the tender offer Amerada Hess owns at least 90% in value of our ordinary shares, Amerada Hess and we will take all necessary action under Cayman Islands law to complete a compulsory acquisition of the ordinary shares not tendered in the tender offer as promptly as practicable following the completion of the tender offer. The purchase price for the ordinary shares in the compulsory acquisition would be the same as the price paid in the tender offer.

     If Amerada Hess purchases all of the tendered ordinary shares, there may be so few remaining holders of publicly held ordinary shares that (a) our ordinary shares will no longer meet the published guidelines of the New York Stock Exchange for continued listing and may be delisted from the New York Stock Exchange, (b) there may not be a public trading market for our ordinary shares, and (c) we may cease making filings with the Securities and Exchange Commission or may not be required to comply with the Securities and Exchange Commission rules relating to publicly held companies.

     The foregoing descriptions of the agreements are summaries and do not purport to be complete and are qualified in their entirety by reference to the full text of the agreements. The agreements and related agreements, as amended, are filed as exhibits to our Form 8-K, which was filed with the Securities and Exchange Commission on July 11, 2001, and Form 8-K/A, which was filed on July 17, 2001. You can review our filings and their exhibits, as well as the filings of Amerada Hess, at the Securities and Exchange Commission's web site at http://www.sec.gov. You can also obtain a copy of these filings from the public reference room of the Securities and Exchange Commission by calling (800) SEC-0330.

                       LIQUIDITY AND CAPITAL REQUIREMENTS
                       ----------------------------------

     Cash and equivalents totaled $63.1 million at June 30, 2001, and $136.4 million at December 31, 2000. Working capital was $69.9 million at June 30, 2001, compared with $63.3 million at December 31, 2000.

The following summary table reflects our cash flows for the six months ended June 30, 2001 (in thousands):


           Net cash provided (used) by operating activities $ 79,951 Net cash provided (used) by investing activities $(134,321) Net cash provided (used) by financing activities $ (18,643)



  Net Cash Provided (Used) by Operating Activities
  ------------------------------------------------

     Our cash flows for the six months ended June 30, 2001, benefited from the commencement of crude oil sales in January 2001 from the Ceiba field offshore Equatorial Guinea. Gross production from the Ceiba field averaged 40,000 barrels of oil per day ("BOPD") (28,000 BOPD net to us). Gross production from the Cusiana and Cupiagua fields in Colombia averaged 308,000 BOPD (30,000 BOPD net to us) during the first six months of 2001. The consolidated average realized oil price was $24.31 per barrel. Our cash flows were reduced by working capital changes of $68 million, primarily resulting from an increase in advances for equipment of $62 million related to the ongoing development of the Ceiba field.

  Net  Cash  Provided  (Used)  by  Investing  Activities
  ------------------------------------------------------

     Our capital expenditures and other capital investments were $134.1 million ($125.6 million excluding capitalized interest) for the six months ended June 30, 2001, primarily for development of the Ceiba field in Equatorial Guinea.

  Net  Cash  Provided  (Used)  by  Financing  Activities
  ------------------------------------------------------

     For the six months ended June 30, 2001, we repaid borrowings of $4.5 million under a term credit facility and paid cash preference-share dividends totaling $14.5 million.

  Future  Capital  Needs
  ----------------------

     Our revised capital spending program for the year ending December 31, 2001, is approximately $385 million, excluding capitalized interest and acquisitions, of which approximately $318 million relates to exploration and development activities in Equatorial Guinea ($104.4 million paid through June 30 not including $55 million advanced to vendors for equipment), $39 million relates to exploration and development activities in Colombia ($18.4 million paid through June 30) and $28 million relates to our exploration activities in other parts of the world ($2.8 million paid through June 30). In addition, we have accrued capital spending of $51.7 million at June 30, 2001.

     In Equatorial Guinea, we are continuing to implement an accelerated appraisal and development program for the Ceiba field, as well as continuing our exploration program. The current plan for development calls for a total of 10 production wells and four water injection wells to be drilled and completed by early 2002. In connection with this phase of development, we are planning to increase the processing capacity of the floating production, storage and offloading vessel ("FPSO") from 60,000 barrels of fluids per day to approximately 160,000 barrels of fluids per day and to install onboard water-injection facilities to inject up to 135,000 barrels per day of water.

     In June 2001, we announced that we made oil discoveries with the Okume-1 and Oveng-1 wells in Block G in Equatorial Guinea. We are formulating an appraisal program to confirm the Okume and Oveng discoveries and define minimum economic reserves for project development. Additionally, we are evaluating options for an early production system if warranted.

     In the event the Amerada Hess transaction does not close, we expect to fund 2001 capital spending with a combination of some or all of the following: cash flow from operations, cash, our unsecured revolving bank credit facility, and the issuance of debt or equity securities.

     In order to install the necessary equipment to increase the processing capacity of the facilities in Equatorial Guinea, we expect that we will be required to temporarily halt production from the Ceiba field. Currently, we expect that this production halt will begin in January 2002 and will last approximately four weeks. The prices we realize from our sales also are subject to a number of uncertanties, such as fluctuations in benchmark prices, as well as differentials from these prices. See "Disclosure Regarding Forward-Looking Information" and "Certain Factors That Could Affect Future Operations" below.

     In May 2001, we extended the maturity date of our revolving credit facility with a group of banks from February 2002 to June 2003. The credit facility gives us the right to borrow from time to time up to the amount of the borrowing base determined by the banks, not to exceed $150 million. As of July 30, 2001, the borrowing base was $150 million, and we had no borrowings outstanding under the facility.

     To facilitate a possible future securities issuance or issuances, we have on file with the Securities and Exchange Commission a shelf registration statement under which we could issue up to an aggregate of $250 million debt or equity securities.

     At June 30, 2001, we had guaranteed the performance of a total of $6.6 million in future exploration expenditures to be incurred in Greece through 2001. This commitment is backed primarily by an unsecured letter of credit.


                              RESULTS OF OPERATIONS
                              ---------------------

Sales volumes and average prices realized were as follows:





                                          THREE MONTHS ENDED        SIX MONTHS ENDED
                                               JUNE 30,                JUNE 30,
                                          -------------------       -------------------
                                            2001       2000           2001       2000
                                          --------   --------       --------   --------
Sales volumes:
 Oil (MBbls)
  Equatorial Guinea                          2,377        ---          5,544        ---
  Colombia
    Sales, excluding forward oil sale        2,498      2,755          5,447      5,209
    Forward oil sale (MBbls delivered)        ---         ---            ---        762
                                          --------   --------       --------   --------

        Total                                4,875      2,755         10,991      5,971
                                          ========   ========       ========   ========

 Gas - Colombia (MMcf)                         128        109            256        220

Weighted average price realized:
 Oil (per Bbl) (1)                        $  25.34   $  25.28       $  24.31   $   24.09
 Gas (per Mcf)                            $   1.55   $   1.23       $   1.54   $    1.25



(1) Includes the effect of barrels delivered under the forward oil sale that were recognized at $11.56 per barrel and settlements of derivative instruments.




                        THREE MONTHS ENDED JUNE 30, 2001,
                 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2000

  Oil  and  Gas  Sales
  --------------------

     Consolidated oil and gas sales for the second quarter of 2001 totaled $123.7 million, a 77% increase from the second quarter of 2000, due to the commencement of crude oil sales from the Ceiba field in Equatorial Guinea in January 2001. Consolidated sales volumes increased 77% in second-quarter 2001, compared with the prior-year quarter.

     Oil sales from the Ceiba field totaled $55.3 million for the second quarter of 2001. The average realized oil price was $23.25 per barrel. Gross production from the Ceiba field averaged 41,000 BOPD (29,000 BOPD net to us).

     Oil and gas sales from the Cusiana and Cupiagua fields in Colombia totaled $68.5 million for the second quarter of 2001 and $69.8 million for the prior-year quarter. The average realized oil price increased $2.05 per barrel to $27.33 per barrel, resulting in an increase in revenues of $5.1 million, compared with the same period in 2000. This increase was offset by lower sales volumes, resulting in a revenue decrease of $6.5 million. Gross production from the Cusiana and Cupiagua fields averaged 303,000 BOPD (29,000 BOPD net to us) for the second-quarter 2001, compared with 342,000 BOPD (33,000 BOPD net to us) for the prior-year quarter.

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

     We have entered into financial and commodity market transactions intended primarily to reduce risk associated with changing oil prices. Our oil sales were approximately $.4 million more during the three months ended
June 30, 2001, and approximately $7.3 million less during the three months ended June 30, 2000,than if we had not entered into those transactions. Looking forward, we have hedged the WTI and Dated Brent price components on a portion of our 2001 and 2002 oil production. See "Quantitative and Qualitative Disclosures about Market Risk" below.

  Costs  and  Expenses
  --------------------

     Operating expenses totaled $25.1 million in 2001, compared with $14.1 million in 2000. Second-quarter 2001 operating expenses included $13.5 million, or $5.67 per barrel, associated with oil sales in Equatorial Guinea. In Colombia, operating expenses were $4.60 per equivalent barrel in the second-quarter 2001, compared with $5.15 per equivalent barrel in the prior-year quarter.

     Depreciation, depletion and amortization increased $14.1 million, primarily due to the commencement of liftings from the Ceiba field and a higher depletion rate per barrel in Colombia. Depletion per barrel of production was $5.55 in Equatorial Guinea for second-quarter 2001, while Colombia's depletion rate per equivalent barrel of production was $4.89 in the second-quarter 2001 compared with $4.21 in the second-quarter 2000.

     General and administrative expenses before capitalization decreased $1 million to $7.6 million in 2001. Capitalized general and administrative costs were $1.8 million in 2001 and $2.8 million in 2000.

  Interest  Expense,  Net
  -----------------------

     Gross interest expense increased $2.1 million, or 22%, to $11.5 million in 2001 as a result of higher outstanding debt balances following the issuance of the 8 7/8% Senior Notes due 2007 in the fourth quarter of 2000. Capitalized interest decreased $.8 million in 2001 to $4.5 million.

  Income  Taxes
  -------------

     Current taxes associated with our Colombian operations increased to $16.7 million in 2001, from $11.6 million in 2000. Current taxes in 2000 included a $5.3 million benefit from the utilization of our net operating losses. The income tax provisions included deferred tax expense of $6.4 million for 2001 and $1.7 million for 2000. This increase is primarily associated with the deferred taxes related to operations in Equatorial Guinea.

                         SIX MONTHS ENDED JUNE 30, 2001,
                  COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000

  Oil  and  Gas  Sales
  --------------------

     Consolidated oil and gas sales in 2001 totaled $267.6 million, an 86% increase from prior year due to the commencement of crude oil sales from the Ceiba field in Equatorial Guinea in January 2001.

     Oil sales from the Ceiba field totaled $117.7 million in 2001. The average realized oil price was $21.23 per barrel. Gross production from the Ceiba field averaged 40,000 BOPD (28,000 BOPD net to us).

     Oil and gas sales from the Cusiana and Cupiagua fields in Colombia totaled $149.9 million in 2001 and $144.1 million for the prior-year. The average realized oil price increased $3.36 per barrel to $27.45 per barrel, resulting in an increase in revenues of $18.3 million, compared with the same period in 2000. This increase was offset by lower sales volumes, resulting in a revenue decrease of $12.6 million. Gross production from the Cusiana and Cupiagua fields averaged 308,000 BOPD (30,000 BOPD net to us) in 2001, compared with 353,000 BOPD (34,000
BOPD  net  to  us)  in  the  prior-year.

     We have entered into financial and commodity market transactions intended primarily to reduce risk associated with changing oil prices. Our oil sales were approximately $1.1 million more during the six months ended June 30, 2001, and approximately $13.4 million less during the six months ended June 30, 2000, than if we had not entered into those transactions.

  Costs  and  Expenses
  --------------------

     Operating expenses totaled $58.8 million in 2001, compared with $29.9 million in 2000. Operating expenses for the six months ended June 30, 2001 included $30.8 million, or $5.56 per barrel, associated with oil sales in Equatorial Guinea. In Colombia, operating expenses were $5.12 per equivalent barrel in 2001, compared with $5.02 per equivalent barrel in the prior-year.

     Depreciation, depletion and amortization increased $33.1 million, primarily due to the commencement of liftings from the Ceiba field and a higher depletion rate per barrel in Colombia. Depletion per barrel of production was $5.55 in Equatorial Guinea for 2001, while Colombia's depletion rate per equivalent barrel of production was $4.89 in 2001 compared with $4.21 in 2000.

     General and administrative expenses before capitalization increased $.9 million to $16.1 million in 2001. Capitalized general and administrative costs were $4 million in 2001 and $4.8 million in 2000.

  Interest  Expense,  Net
  -----------------------

     Gross interest expense increased $4.2 million, or 23%, to $22.9 million in 2001 as a result of higher outstanding debt balances following the issuance of the 8 7/8% Senior Notes due 2007 in the fourth quarter of 2000. Capitalized interest decreased $1.4 million in 2001 to $8.5 million.

  Income  Taxes
  -------------

     Current taxes associated with our Colombian operations increased to $36.3 million in 2001, from $20 million in 2000. Current taxes in 2000 included a $10 million benefit from the utilization of our net operating losses. The income tax provisions included deferred tax expense of $12.6 million for 2001 and $4 million for 2000. This increase is primarily associated with the deferred taxes related to operations in Equatorial Guinea.

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


                 DISCLOSURE REGARDING FORWARD-LOOKING INFORMATION
                 ------------------------------------------------

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

     We have entered into derivative contracts for 2.4 million barrels of oil production during the period from July to March 2002 using WTI-based oil-price collars to establish a weighted average floor price of $25.92 per barrel and a ceiling price of $28.96 per barrel, and 600,000 barrels of oil production using Dated Brent-based oil-price collars to establish a weighted average floor price of $25.13 per barrel and a ceiling price of $27.79 per barrel. In addition, we have entered into contracts for 1.2 million barrels of oil production using WTI-based oil-price swaps and 600,000 barrels of oil production using Dated Brent-based oil-price swaps to establish weighted average fixed prices of $26.36 per barrel for WTI and $24.31 for Dated Brent during the period from July to December 2001.



                           PART II. OTHER INFORMATION

ITEM  4.    SUBMISSION  OF  MATTERS  FOR  VOTE  OF  SECURITY  HOLDERS

     We held our Annual Meeting of Shareholders on May 15, 2001. At the meeting, our shareholders voted on the election of three directors for a term expiring in 2004, and on a proposal to adopt our 2001 Share Incentive Plan.


     The directors elected and the votes cast for or withheld were as follows:

                                 FOR            WITHHELD
                                 ---            --------
        Tom C. Davis          55,305,763        443,102
        James C. Musselman    55,315,991        432,874
        C. Lamar Norsworthy   54,663,806      1,085,059

The following directors continued in office: Sheldon R. Erikson, Jack D. Furst, Thomas O. Hicks, John R. Huff, Michael E. McMahon, C. Richard Vermillion, Jr. and J. Otis Winters.

     The shareholders also approved the adoption of the 2001 Share Incentive Plan, with 51,102,896 shares being voted for adoption, 4,500,934 shares being voted against adoption and 145,035 shares abstaining.




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



  3.1   Memorandum of Association (previously filed as an exhibit to the Company's
        Registration Statement on Form S-3 (No 333-08005) and incorporated herein by reference)
  3.2   Articles of Association (previously filed as an exhibit to the Company's
        Registration Statement on Form S-3 (No 333-08005) and incorporated herein by reference)
  4.1   Specimen Share Certificate of Ordinary Shares, $.01 par value, of the Company
        (previously filed as an exhibit to the Company's Registration Statement on Form 8-A dated March 25, 1996, and incorporated herein by reference)
  4.2   Unanimous Written Consent of the Board of Directors authorizing the Company's 8%
        Convertible Preference Shares (previously filed as an exhibit to the Company's
        Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.)
  4.3   Rights Agreement dated as of March 25, 1996, between Triton and The Chase
        Manhattan Bank, as Rights Agent, including, as Exhibit A thereto, Resolutions establishing the Junior Preference Shares (previously filed as an exhibit to the
        Company's Registration Statement on Form S-3 (No 333-08005) and incorporated herein by reference)
  4.4   Amendment No. 1 to Rights Agreement dated as of August 2, 1996, between Triton
        Energy Limited and The Chase Manhattan Bank, as Rights Agent (previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A (Amendment No. 1)
        dated August 14, 1996, and incorporated herein by reference)
  4.5   Amendment No. 2 to Rights Agreement dated as of August 30, 1998, between Triton
        Energy Limited and The Chase Manhattan Bank, as Rights Agent (previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A (Amendment No.
        2) dated October 2, 1998, and incorporated herein by reference)
  4.6   Amendment No. 3 to Rights Agreement dated as of January 5, 1999, between Triton
        Energy Limited and The Chase Manhattan Bank, as Rights Agent (previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A (Amendment No.
        3) dated January 31, 1999, and incorporated herein by reference)
  4.7   Amendment No. 4 to Rights Agreement dated as of July 9, 2001, between Triton
        Energy Limited and Mellon Investor Services, Inc. (as successor to The Chase Manhattan
        Bank), as Rights Agent (previously filed as an exhibit to the Company's Current Report on Form 8-K filed on July 11, 2001, and incorporated herein by reference)
 10.1   Amended and Restated  Retirement Income Plan (previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended
        November 30, 1993, and incorporated by reference)
 10.2   Amendment to the Retirement Income Plan dated August 1, 1998. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
        June 30, 1998, and incorporated herein by reference.)
 10.3   Amendment to Amended and Restated Retirement Income Plan dated
        December 31, 1996 (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference)
 10.4   Amended and Restated Supplemental Executive Retirement Income Plan. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.)
 10.5   Second Amended and Restated 1992 Stock Option Plan.(previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March
        31, 1996, and incorporated herein by reference.)
 10.6   Form of Amended and Restated Employment Agreement with Triton Energy Limited and certain officers, including Messrs. Dunlevy, Garrett and Maxted, as amended and restated June 28, 2000 (previously filed as an exhibit to the Company's Quarterly
        Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.)
 10.7   Amended and Restated Employment Agreement among Triton Energy Limited,
        Triton Exploration Services, Inc. and A. E. Turner III (previously filed as an exhibit to
        Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
        1998, and incorporated herein by reference.)
 10.8   Amended and Restated 1985 Restricted Stock Plan. (previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended
        November 30, 1993, and incorporated herein by reference.)
 10.9   First Amendment to Amended and Restated 1985 Restricted Stock Plan. (previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form 10-K for the
        fiscal year ended December 31, 1995, and incorporated herein by reference.)
 10.10  Second Amendment to Amended and Restated 1985 Restricted Stock Plan. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and incorporated herein by reference.)
 10.11  Executive Life Insurance Plan. (previously filed as an exhibit to Triton Energy
        Corporation's Annual Report on Form 10-K for the fiscal year ended May 31, 1991, and incorporated herein by reference.)
 10.12  Long-Term Disability Income Plan. (previously filed as an exhibit to Triton Energy
        Corporation's Annual Report on Form 10-K for the fiscal year ended May 31, 1991, and incorporated herein by reference.)
 10.13  Amended and Restated Retirement Plan for Directors. (previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form 10-K for the fiscal year ended
        May 31, 1990, and incorporated herein by reference.)
 10.14  Contract for Exploration and Exploitation for Santiago de Atalayas I with an effective date of July 1, 1982, between Triton Colombia, Inc., and Empresa Colombiana
        De Petroleos. (previously filed as an exhibit to Triton Energy Corporation's Annual
        Report on Form 10-K for the fiscal year ended May 31, 1990, and incorporated herein by reference.)
 10.15  Contract for Exploration and Exploitation for Tauramena with an effective date of July
        4, 1988, between Triton Colombia, Inc., and Empresa Colombiana De Petroleos.
        (previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
        10-K for the fiscal year ended May 31, 1990, and incorporated herein by reference.)
 10.16  Summary of Assignment legalized by Public Instrument No. 1255 dated September 15,
        1987 (Assignment is in Spanish language). (previously filed as an exhibit to Triton
        Energy Corporation's Annual Report on Form 10-K for the fiscal year ended May 31,
        1993, and incorporated herein by reference.)
 10.17  Summary of Assignment legalized by Public Instrument No. 1602 dated June 11, 1990
        (Assignment is in Spanish language). (previously filed as an exhibit to Triton
        Energy Corporation's Annual Report on Form 10-K for the fiscal year ended May 31,
        1993, and incorporated herein by reference.)
 10.18  Summary of Assignment legalized by Public Instrument No. 2586 dated September 9,
        1992 (Assignment is in Spanish language). (previously filed as an exhibit to Triton
        Energy Corporation's Annual Report on Form 10-K for the fiscal year ended May 31,
        1993, and incorporated herein by reference.)
 10.19  Triton Exploration Services, Inc. 401(K) Savings Plan, as amended and restated
        June 1, 2000. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.)
 10.20  Contract between Malaysia-Thailand Joint Authority and Petronas Carigali
        SDN.BHD. and Triton Oil Company of Thailand relating to Exploration and Production of  Petroleum for Malaysia-Thailand Joint Development Area Block A-18. (previously filed as an exhibit to Triton Energy Corporation's Current Report on Form 8-K dated
        April 21, 1994, and incorporated herein by reference.)
 10.21  Form of Indemnity Agreement entered into with each director and officer of the
        Company. (previously filed as an exhibit to the Company's Quarterly Report on Form
        10-Q for the quarter ended September 30, 1998, and incorporated herein by reference)
 10.22  Description of Performance Goals for Executive Bonus Compensation. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference)
 10.23  Amended and Restated 1997 Share Compensation Plan. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended
        December 31, 1998, and incorporated herein by reference)
 10.24  First Amendment to Amended and Restated Retirement Plan for Directors. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference)
 10.25  First Amendment to Second Amended and Restated 1992 Stock Option Plan. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference)
 10.26  Second Amendment to Second Amended and Restated 1992 Stock Option Plan.
        (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference)
 10.27  Amended and Restated Indenture dated July 25, 1997, between Triton Energy
        Limited and The Chase Manhattan Bank. (previously filed as an exhibit to the
        Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference)
 10.28  Amended and Restated Second Supplemental Indenture dated July 25, 1997, between Triton Energy Limited and The Chase Manhattan Bank relating to the 9 1/4% Senior Notes due 2005. (previously filed as an exhibit to the
        Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference)
 10.29  Indenture, dated October 4, 2000, between the Company and The Chase Manhattan
        Bank, governing the Company's outstanding 8 7/8% Senior Notes Due 2007  (previously filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-
        48584), and incorporated herein by reference.)
 10.30  Shareholders Agreement dated August 3, 1998, among Triton Energy Limited, Triton
        Asia Holdings, Inc., Atlantic Richfield Company, and ARCO JDA Limited.
        (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
        quarter ended June 30, 1998, and incorporated herein by reference)
 10.31  Stock Purchase Agreement dated as of August 31, 1998, between Triton Energy
        Limited and HM4 Triton, L.P. (previously filed as an exhibit to the Company's
        Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference)
 10.32  Shareholders Agreement dated as of September 30, 1998, between Triton Energy
        Limited and HM4 Triton, L.P. (previously filed as an exhibit to the Company's
        Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference)
 10.33  Financial Advisory Agreement dated as of September 30, 1998, between Triton Energy
        Limited and Hicks, Muse & Co. Partners, L.P. (previously filed as an exhibit to the
        Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference)
 10.34  Monitoring and Oversight Agreement dated as of September 30, 1998, between Triton
        Energy Limited and Hicks, Muse & Co. Partners, L.P. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
        1998, and incorporated herein by reference)
 10.35  Third Amendment to Amended and Restated 1985 Restricted Stock Plan (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference)
 10.36  Amendment to Triton Exploration Services, Inc. Retirement Income Plan. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference)
 10.37  Amendment to the Triton Exploration Services, Inc. Supplemental Executive
        Retirement Plan. (previously filed as an exhibit to the Company's Quarterly Report on
        Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference)
 10.38  Third Amendment to the Second Amended and Restated 1992 Stock Option Plan
        (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
        quarter ended June 30, 1999, and incorporated herein by reference)
 10.39  First Amendment to the Amended and Restated 1997 Share Compensation Plan
        (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
        quarter ended June 30, 1999, and incorporated herein by reference)
 10.40  Amendment dated May 11, 1999, to Amended and Restated Employment Agreement
        dated July 15, 1998 among Triton Exploration Services, Inc., Triton Energy Limited
        and A.E. Turner, III (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference)
 10.41  Second Amendment to Retirement Plan for Directors. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference)
 10.42  Amendment No. 1 to Shareholders Agreement between Triton Energy Limited and HM4 Triton, L.P. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference)
 10.43  Supplemental Letter Agreement dated October 28, 1999, among Triton Energy
        Limited, Triton Asia Holdings, Inc., Atlantic Richfield Company, and ARCO JDA
        Limited (previously filed as an exhibit to the Company's Quarterly Report on Form
        10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)
 10.44  Gas Sales Agreement dated October 30, 1999 among the Malaysia-Thailand Joint
        Authority, and Petronas Carigali (JDA) SDN.BHD., Triton Oil Company of Thailand,
        Triton Oil Company of Thailand (JDA) Limited, as Sellers, and with Petroleum
        Authority of Thailand and Petroliam Nasional Berhad, as Buyers. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
        September 30, 1999, and incorporated herein by reference)
 10.45  Form of Stock Option Agreement between Triton Energy Limited and its non-employee directors  (previously filed as an exhibit to the Company's Annual
        Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference)
 10.46  Form of Stock Option Agreement between Triton Energy Limited and its employees, including its executive officers  (previously filed as an exhibit to the Company's
        Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference)
 10.47  Amendment to Stock Options dated as of January 3, 2000, between Triton Energy
        Limited and A.E. Turner. (previously filed as an exhibit to the Company's
        Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.)
 10.48  Form of Amendment to Stock Options dated as of January 3, 2000, between Triton
        Energy Limited and its non-employee directors. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December
        31, 1999, and incorporated herein by reference.)
 10.49  Production Sharing Contract between the Republic of Equatorial Guinea and Triton Equatorial Guinea, Inc. for Block F. (previously filed as an exhibit to the
        Company's Annual Report on Form 10-K for the fiscal year ended December 31,
        1999, and incorporated herein by reference.)
 10.50  Production Sharing Contract between the Republic of Equatorial Guinea and Triton
        Equatorial Guinea, Inc. for Block G. (previously filed as an exhibit to the Company's
        Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.)
 10.51  Supplementary Contract (No. 1) to the Production Sharing Contract for Block A-18
        dated 21 April 1994 between Malaysia-Thailand Joint Authority and Petronas
        Carigali (JDA) SDN.BHD., Triton Oil Company of Thailand and Triton Oil Company
        of Thailand (JDA) Limited. (previously filed as an exhibit to the Company's
        Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.)
 10.52  Supplementary Contract (No. 2) to the Production Sharing Contract for Block A-18
        dated 21 April 1994 between Malaysia-Thailand Joint Authority and Petronas Carigali
        (JDA) SDN.BHD., Triton Oil Company of Thailand and Triton Oil Company of
        Thailand (JDA) Limited. (previously filed as an exhibit to the Company's
        Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.)
 10.53  Credit Agreement dated as of February 29, 2000, among Triton Energy Limited, the Lenders party thereto and The Chase Manhattan bank, as Administrative Agent
        (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference)
 10.54  Share Purchase Agreement dated as of May 8, 2000 between Triton International
        Petroleum, Inc. and The Strategic Transaction Company. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
        March 31, 2000, and incorporated herein by reference.)
 10.55  Amendment Agreement to Credit Agreement dated as of September 25, 2000, among
        Triton Energy Limited, the Lenders party thereto and The Chase Manhattan Bank, as
        Administrative Agent. (previously filed as an exhibit to the Company's Registration
        Statement on Form S-4 (No. 333-48584), and incorporated herein by reference.)
 10.56  Triton Energy Limited 2000 Broad Based Share Compensation Plan. (previously filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-48584),
        and incorporated herein by reference.)
 10.57  First Amendment to the Production Sharing Contract between the Republic of Equatorial
        Guinea and Triton Equatorial Guinea, Inc. for Block F. (previously filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-48584), and incorporated herein by reference.)
 10.58  Assignment of State Participating Interest in the Production Sharing Contract for Block
        F, Offshore Republic of Republic of Equatorial Guinea. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
        2000, and incorporated herein by reference.)
 10.59  First Amendment to the Production Sharing Contract between the Republic of Equatorial
        Guinea and Triton Equatorial Guinea, Inc. for Block G. (previously filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-48584), and incorporated herein by reference.)
 10.60  Assignment of State Participating Interest in the Production Sharing Contract for Block
        G, Offshore Republic of Republic of Equatorial Guinea. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
        2000, and incorporated herein by reference.)
 10.61  Second Amendment to the Amended and Restated 1997 Share Compensation Plan.
        (previously filed as an exhibit to the Company's Registration Statement on Form S-4
        (No. 333-48584), and incorporated herein by reference.)
 10.62  Form of Amendment dated December 19, 2000 to Amended and Restated
        Employment Agreement with Triton Energy Limited and Messrs. Dunlevy and
        Maxted (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.)
 10.63  Employment Agreement among Triton Energy Limited, Triton Exploration
        Services, Inc. and James C. Musselman  (previously filed as and exhibit to the
        Company's Annual Report on Form 10-K for the fiscal year ended December
        31, 2000, and incorporated herein by reference.)
 10.64  Acquisition Agreement, dated July 9, 2001, by and among Amerada Hess Corporation,
        Amerada Hess (Cayman) Limited and Triton Energy Limited (previously filed as an exhibit to the Company's Current Report on Form 8-K filed on July 11, 2001, and incorporated herein by reference)
 10.65  Principal Shareholders Agreement, dated July 9, 2001, by and among Amerada Hess
        Corporation, Amerada Hess(Cayman) Limited, Triton Energy Limited and the other
        Shareholders of Triton Energy Limited listed on Exhibit A thereto. (previously filed as an exhibit to the Company's Current Report on Form 8-K filed on July 11, 2001, and incorporated herein by reference)
 10.66  Amendment No. 2 to Shareholders Agreement, dated July 9, 2001, by and between
        Triton Energy Limited and HM4 Triton, L.P. (previously filed as an exhibit to the
        Company's Current Report on Form 8-K filed on July 11, 2001, and incorporated herein by reference)
10.67*  Triton Energy Limited 2001 Share Incentive Plan
10.68*  Third Amendment to the Amended and Restated 1997 Share Compensation Plan
10.69*  First Amendment to Credit Agreement dated as of February 29, 2000, among Triton
        Energy Limited, the Lenders party thereto and The Chase Manhattan bank, as
        Administrative Agent
 12.1*  Computation of Ratio of Earnings to Fixed Charges.
 12.2*  Computation of Ratio of Earnings to Combined Fixed Charges and Preference
        Dividends.
  99.1  Rio Chitamena Association Contract. (previously filed as an exhibit to Triton Energy
        Corporation's Current Report on Form 8-K/A dated July 15, 1994, and incorporated herein by reference)
  99.2  Rio Chitamena Purchase and Sale Agreement. (previously filed as an exhibit to Triton
        Energy Corporation's Current Report on Form 8-K/A dated July 15, 1994, and incorporated herein by reference)
  99.3  Integral Plan - Cusiana Oil Structure. (previously filed as an exhibit to Triton Energy
        Corporation's Current Report on Form 8-K/A dated July 15, 1994, and incorporated herein by reference)
  99.4  Letter Agreements with co-investor in Colombia. (previously filed as an exhibit to
        Triton Energy Corporation's Current Report on Form 8-K/A dated July 15, 1994, and incorporated herein by reference)
  99.5  Amended and Restated Oleoducto Central S.A. Agreement dated as of March 31,
        1995. (previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference)


-----------------------------
*        Filed  herewith


(b)  Reports  on  Form  8-K

Form  8-K  filed  on  April  25,  2001  furnishing  information  under  Item  9.
Form  8-K  filed  on  May  14,  2001  furnishing  information  under  Item  9.
Form  8-K  filed  on  June  20,  2001  furnishing  information  under  Item  9.
Form  8-K  filed  on  July 11, 2001 filing information under Items 5 and 7, as
      .    amended by Form 8-K/A filed July 17, 2001.
Form  8-K  filed  on  July 17, 2001 furnishing information under Item 9.



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

Date: July 31, 2001