Form 10-Q
period 2001-09-30
TRITON ENERGY LTD
filed 2001-11-13
CIK 1009404

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,  2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ____________  to  ____________


                           COMMISSION FILE NUMBER:  1-11675


                               TRITON ENERGY LIMITED
             (Exact name of registrant as specified in its charter)

      CAYMAN ISLANDS                                  NONE
----------------------------                      -------------------
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

                                                  YES  X             NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                       Number of Shares
 Title of Each Class                            Outstanding at October 31, 2001
Ordinary Shares, par value $0.01 per share                64,235,253
                                                -------------------------------




                     TRITON ENERGY LIMITED AND SUBSIDIARIES
                                      INDEX




PART I.   FINANCIAL INFORMATION                                              PAGE NO.
                                                                             --------

Item 1.   Financial Statements
          Condensed Consolidated Statements of Operations -
            August 14, 2001 to September 30, 2001, July 1, 2001 to August 13,
            2001 and three months ended September 30, 2000                          2
          Condensed Consolidated Statements of Operations -
            August 14, 2001 to September 30, 2001, January 1, 2001 to
            August 13, 2001, and nine months ended September 30, 2000               3
          Condensed Consolidated Balance Sheets -
            September 30, 2001 and December 31, 2000                                4
          Condensed Consolidated Statements of Cash Flows -
            August 14, 2001 to September 30, 2001, January 1, 2001 to
            August 13, 2001, and nine months ended September 30, 2000               5
          Condensed Consolidated Statement of Shareholders' Equity -
            Nine months ended September 30, 2001                                    6
          Notes to Condensed Consolidated Financial Statements                      7
Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                  13
Item 3.   Quantitative and Qualitative Disclosures about Market Risk               21

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                         22



                            PART I. FINANCIAL INFORMATION
                             ITEM 1. FINANCIAL STATEMENTS
                        TRITON ENERGY LIMITED AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                     (UNAUDITED)






                                                      POST-
                                                   ACQUISITION             PRE-ACQUISITION
                                                -----------------  ---------------------------------
                                                                                      THREE MONTHS
                                                AUGUST 14, 2001 -  JULY 1, 2001 -        ENDED
                                                 SEPT. 30, 2001    AUGUST 13, 2001   SEPT. 30, 2000
                                                -----------------  ---------------  ----------------
Oil and gas sales                               $         58,055   $       55,556   $        94,559

Costs and expenses:
  Operating                                               23,589           12,551            14,213
  Exploration                                              6,644              ---               ---
  General and administrative                               2,179           36,777             4,872
  Depreciation, depletion and amortization                18,814           13,450            13,693
  Writedown of assets                                        ---              ---            18,727
                                                -----------------  ---------------  ----------------

                                                          51,226           62,778            51,505
                                                -----------------  ---------------  ----------------

     Operating income (loss)                               6,829           (7,222)           43,054

Interest income                                              704              193             1,378
Interest expense, net                                       (211)          (3,876)           (2,048)
Other income (expense), net                                1,539           (2,158)            1,442
                                                -----------------  ---------------  ----------------

                                                           2,032           (5,841)              772
                                                -----------------  ---------------  ----------------

     Earnings (loss) before income taxes                   8,861          (13,063)           43,826
Income tax expense                                         2,671           29,744            21,898
                                                -----------------  ---------------  ----------------

     Net earnings (loss)                                   6,190          (42,807)           21,928
Accumulated dividends on preference shares                   ---            3,429             7,336
                                                -----------------  ---------------  ----------------

     Earnings (loss) applicable to
       ordinary shares                          $          6,190   $      (46,236)  $        14,592
                                                =================  ===============  ================

Average ordinary shares outstanding                       64,235           37,975            36,807
                                                =================  ===============  ================

Basic earnings (loss) per ordinary share        $           0.10   $        (1.22)  $          0.40
                                                =================  ===============  ================

Average diluted shares outstanding                        64,235           37,975            60,023
                                                =================  ===============  ================

Diluted earnings (loss) per ordinary share      $           0.10   $        (1.22)  $          0.36
                                                =================  ===============  ================










     See accompanying Notes to Condensed Consolidated Financial Statements.

                            PART I. FINANCIAL INFORMATION
                             ITEM 1. FINANCIAL STATEMENTS
                        TRITON ENERGY LIMITED AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                     (UNAUDITED)


                                                              POST-
                                                           ACQUISITION               PRE-ACQUISITION
                                                        -----------------  ------------------------------------
                                                                                                 NINE MONTHS
                                                        AUGUST 14, 2001 -  JANUARY 1, 2001 -        ENDED
                                                         SEPT. 30, 2001     AUGUST 13, 2001     SEPT. 30, 2000
                                                        -----------------  -----------------  -----------------

Oil and gas sales                                       $         58,055   $        323,184   $        238,683

Costs and expenses:
  Operating                                                       23,589             73,018             45,445
  Exploration                                                      6,644                ---                ---
  General and administrative                                       2,179             47,197             13,871
  Depreciation, depletion and amortization                        18,814             72,871             39,968
  Writedown of assets                                                ---                ---             18,727
                                                        -----------------  -----------------  -----------------

                                                                  51,226            193,086            118,011
                                                        -----------------  -----------------  -----------------

     Operating income                                              6,829            130,098            120,672

Interest income                                                      704              2,425              6,169
Interest expense, net                                               (211)           (18,302)           (10,885)
Other income (expense), net                                        1,539             (2,552)               922
                                                        -----------------  -----------------  -----------------

                                                                   2,032            (18,429)            (3,794)
                                                        -----------------  -----------------  -----------------

     Earnings before income taxes and cumulative
       effect of accounting change                                 8,861            111,669            116,878
Income tax expense                                                 2,671             78,584             45,877
                                                        -----------------  -----------------  -----------------

     Earnings before cumulative effect
      of accounting change                                         6,190             33,085             71,001

Cumulative effect of accounting change                               ---              1,212             (1,345)
                                                        -----------------  -----------------  -----------------

     Net earnings                                                  6,190             34,297             69,656
Accumulated dividends on preference shares                           ---             17,934             22,016
                                                        -----------------  -----------------  -----------------

     Earnings applicable to ordinary shares             $          6,190   $         16,363   $         47,640
                                                        =================  =================  =================

Average ordinary shares outstanding                               64,235             37,537             36,311
                                                        =================  =================  =================

Basic earnings per ordinary share:

     Earnings before cumulative effect of
       accounting change                                $           0.10   $           0.40   $           1.35
     Cumulative effect of accounting change                          ---               0.03              (0.04)
                                                        -----------------  -----------------  -----------------

          Net earnings                                  $           0.10   $           0.43   $           1.31
                                                        =================  =================  =================

Average diluted shares outstanding                                64,235             38,875             59,291
                                                        =================  =================  =================

Diluted earnings per ordinary share:

     Earnings before cumulative effect of
       accounting change                                $           0.10   $           0.39   $           1.19
     Cumulative effect of accounting change                          ---               0.03              (0.02)
                                                        -----------------  -----------------  -----------------

          Diluted earnings                              $           0.10   $           0.42   $           1.17
                                                        =================  =================  =================








    See accompanying Notes to Condensed Consolidated Financial Statements.




                                         TRITON ENERGY LIMITED AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (IN THOUSANDS, EXCEPT SHARE DATA)
                                                       (UNAUDITED)




                                                                  ACQUISITION      HISTORICAL
                                                                     BASIS            BASIS
                                                                 --------------  --------------
ASSETS                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                      2001           2000
                                                                 --------------  --------------
Current assets:
  Cash and equivalents                                           $      15,294   $     136,361
  Trade receivables                                                     51,918          25,616
  Other receivables                                                      5,915          11,032
  Due from Amerada Hess Corporation                                     70,083             ---
  Inventories, prepaid expenses and other                               22,310          18,811
                                                                 --------------  --------------
      Total current assets                                             165,520         191,820
Property and equipment, at cost, less accumulated depreciation
   and depletion of $18,814 for 2001 and $542,776 for 2000           2,653,239         704,302
Investment in affiliates                                               446,579         190,430
Goodwill                                                               977,776             ---
Deferred income taxes and other assets                                   6,352         107,728
                                                                 --------------  --------------

                                                                 $   4,249,466   $   1,194,280
                                                                 ==============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                           $          95   $       4,648
  Accounts payable and accrued liabilities                             175,440         140,700
                                                                 --------------  --------------

      Total current liabilities                                        175,535         145,348

Long-term debt, excluding current maturities                           553,617         500,048
Deferred income taxes                                                  593,320          17,108
Other liabilities                                                          ---           6,760

Shareholders' equity:
  8% preference shares, stated value $70.00                                ---         362,672
  Ordinary shares, par value $0.01                                         642             374
  Additional paid-in capital                                         2,919,943         534,480
  Retained earnings (deficit)                                            6,190        (370,155)
  Accumulated other non-owner changes in shareholders' equity              219          (2,355)
                                                                 --------------  --------------

      Total shareholders' equity                                     2,926,994         525,016
Commitments and contingencies (note 5)                                     ---             ---
                                                                 --------------  --------------

                                                                 $   4,249,466    $  1,194,280
                                                                 ==============  ==============








     See accompanying Notes to Condensed Consolidated Financial Statements.



                     TRITON ENERGY LIMITED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)
                                   (UNAUDITED)







                                                                     POST-
                                                                  ACQUISITION               PRE-ACQUISITION
                                                               -----------------  -----------------------------------
                                                                                                        NINE MONTHS
                                                               AUGUST 14, 2001 -  JANUARY 1, 2001 -       ENDED
                                                                SEPT. 30, 2001     AUGUST 13, 2001    SEPT. 30, 2000
                                                               -----------------  -----------------  ----------------
Cash flows from operating activities:
  Net earnings                                                 $          6,190   $         34,297    $       69,656
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation, depletion and amortization                            18,814             72,871            39,968
     Exploration dryhole cost                                             5,547                ---               ---
     Amortization of deferred income                                        ---                ---            (8,814)
     Writedown of assets                                                    ---                ---            18,727
     Cumulative effect of accounting change                                 ---             (1,212)            1,345
     Deferred income taxes and other                                     (2,107)            33,926            11,042
     Changes in working capital pertaining to
       operating activities                                             (70,634)            59,979            14,360
                                                               -----------------  -----------------  ----------------

          Net cash provided (used) by operating activities              (42,190)           199,861           146,284
                                                               -----------------  -----------------  ----------------

Cash flows from investing activities:
  Capital expenditures and investments                                  (72,873)          (245,858)         (148,878)
  Purchase of affiliate                                                     ---                ---           (88,656)
  Other                                                                     226               (134)           (2,395)
                                                               -----------------  -----------------  ----------------

          Net cash used by investing activities                         (72,647)          (245,992)         (239,929)
                                                               -----------------  -----------------  ----------------

Cash flows from financing activities:
  Payments on long-term debt                                                ---             (4,597)           (9,072)
  Issuances of ordinary shares under stock compensation plans           120,906             26,938            23,716
  Dividends paid on preference shares                                       ---            (32,442)          (14,841)
  Loan to Amerada Hess Corporation                                      (70,083)               ---               ---
  Other                                                                      (1)              (456)           (1,735)
                                                               -----------------  -----------------  ----------------

          Net cash provided (used) by financing activities               50,822            (10,557)           (1,932)
                                                               -----------------  -----------------  ----------------

Effect of exchange rate changes on cash and equivalents                      21               (385)             (302)
                                                               -----------------  -----------------  ----------------
Net decrease in cash and equivalents                                    (63,994)           (57,073)          (95,879)
Cash and equivalents at beginning of period                              79,288            136,361           186,323
                                                               -----------------  -----------------  ----------------

Cash and equivalents at end of period                          $         15,294   $         79,288   $        90,444
                                                               =================  =================  ================
















   See accompanying Notes to Condensed Consolidated Financial Statements.



                          TRITON ENERGY LIMITED AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                  (IN THOUSANDS)
                                   (UNAUDITED)





OWNER  SOURCES  OF  SHAREHOLDERS'  EQUITY:
8%  PREFERENCE  SHARES:
  Balance at December 31, 2000                                  $  362,672
  Conversion of 8% preference shares                              (362,672)
                                                                -----------
  Balance at September 30, 2001                                        ---
                                                                -----------

ORDINARY SHARES:
  Balance at December 31, 2000                                         374
  Issuance of shares                                                   268
                                                                -----------
  Balance at September 30, 2001                                        642
                                                                -----------

ADDITIONAL PAID-IN CAPITAL:
  Balance at December 31, 2000                                     534,480
  Purchase accounting adjustment                                 1,893,176
  Conversion of preference shares                                  362,465
  Issuances under stock compensation plans                         147,785
  Dividends on 8% preference shares                                (18,033)
  Other, net                                                            70
                                                                -----------
  Balance at September 30, 2001                                  2,919,943
                                                                -----------

    TOTAL OWNER SOURCES OF SHAREHOLDERS' EQUITY                  2,920,585
                                                                -----------

NON-OWNER SOURCES OF SHAREHOLDERS' EQUITY:
 RETAINED EARNINGS (DEFICIT):
  Balance at December 31, 2000                                    (370,155)
  Purchase accounting adjustment                                   335,858
  Net earnings from January 1, 2001 through August 13, 2001         34,297
  Net earnings from August 14, 2001 through September 30, 2001       6,190
                                                                -----------
  Balance at September 30, 2001                                      6,190
                                                                -----------

ACCUMULATED OTHER NON-OWNER CHANGES IN SHAREHOLDERS' EQUITY:
  Balance at December 31, 2000                                      (2,355)
  Cumulative effect of accounting change                             2,934
  Changes in fair value of contracts                                (2,068)
  Purchase accounting adjustment                                     1,748
  Reclassification adjustments to earnings for settled contracts       (40)
                                                                -----------
  Balance at September 30, 2001                                        219
                                                                -----------

    TOTAL NON-OWNER SOURCES OF SHAREHOLDERS' EQUITY                  6,409
                                                                -----------

TOTAL SHAREHOLDERS' EQUITY AT SEPTEMBER 30, 2001                $2,926,994
                                                                ===========






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

AMERADA  HESS  CORPORATION  ACQUISITION

On August 14, 2001, the Amerada Hess Corporation acquired 97.3% of Triton's outstanding shares, including ordinary shares issued on conversion of 8% preference shares of Triton owned by Hicks, Muse, Tate & Furst Incorporated, at a price of $45 per share. The total purchase price was approximately $2.7 billion (net of cash acquired). Amerada Hess intends to effect a compulsory acquisition of the remaining Ordinary Shares that it does not own as soon as permitted by the laws of the Cayman Islands.

The acquisition of Triton has been accounted for as a purchase using the accounting standards established in Statement of Financial Accounting Standards Nos. 141, "Business Combinations," and 142, "Goodwill and Other Intangible Assets." FAS 141 requires the use of the purchase method of accounting for business combinations. FAS 142 requires that goodwill not be amortized. Goodwill, however, must be reviewed for impairment at least annually. Minor adjustments to the purchase price allocation, including estimated assumed liabilities, may still be required.

BASIS  OF  PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared using the full cost method of accounting until the acquisition of Triton. For the period subsequent to the acquisition, Triton adopted the successful efforts method of accounting, which is the method used by Amerada Hess Corporation, and applied "push-down" accounting to reflect the cost of the acquisition in the unaudited condensed consolidated financial statements. As a result, the unaudited consolidated results of operations for the 44-day and 225-day periods ended August 13, 2001, and the three and nine months ended September 30, 2000, are based on the full cost method. The unaudited consolidated results of operations for the period from August 14, 2001 through September 30, 2001 are based on the successful efforts method. Consequently, the pre-acquisition financial statements are not comparible to the post-acquisition financial statements.

The unaudited consolidated balance sheet at September 30, 2001, reflects all assets acquired and liabilities assumed as of the acquisition date at fair market value. The excess of purchase price over fair value of net assets acquired is reported as goodwill. The unaudited consolidated balance sheet at December 31, 2000 is presented using Triton's historical cost basis.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments of a normal recurring nature to present fairly our financial position, results of operations, cash flows and shareholders' equity on the basis of presentation described above. Certain other previously reported financial information has been reclassified to conform to the post-acquisition presentation.

OIL  AND  GAS  EXPLORATION  AND  PRODUCTION  ACTIVITIES

For the period subsequent to the acquisition, oil and gas exploration and production activities are accounted for using the successful efforts method. Costs of acquiring undeveloped oil and gas leasehold acreage, including lease bonuses, brokers' fees and other related costs, are capitalized.

Annual lease rentals and exploration expenses, including geological and geophysical expenses and exploratory dry hole costs, are charged against income as incurred.

Costs of drilling and equipping productive wells, including development dry holes, and related production facilities are capitalized.

We do not carry the capitalized costs of exploratory wells as assets for more than one year, unless oil and gas reserves are found and classified as proved, or additional exploration is underway or planned. If exploratory wells do not meet these conditions, the costs are charged to expense.

RECENT  ACCOUNTING  PRONOUNCEMENT

The Financial Accounting Standards Board recently issued FAS No. 143, Accounting for Asset Retirement Obligations. This statement significantly changes the method of accruing for costs associated with the retirement of fixed assets, such as certain oil and gas production facilities, for which a legal retirement obligation exists. This standard becomes effective in 2003.

We have not yet determined what the future effects of adopting this new accounting standard will be on Triton's income and financial position.

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

At September 30, 2001, we had an unrealized gain of $.2 million in accumulated other nonowner changes in shareholders' equity related to cash flow hedges that will expire during the next six months as monthly settlements occur. At September 30, 2001, we recorded an asset of $5.1 million and a liability of $.1 million for the fair value of our derivative instruments.

3.  SEGMENT  INFORMATION

Our operations are primarily related to crude oil and natural gas exploration and production. Our principal properties, operations and oil and gas reserves are located in Colombia, offshore Equatorial Guinea and offshore Malaysia-Thailand. Financial information about our operations is presented below:



                                                                EQUATORIAL
                                                      COLOMBIA    GUINEA     TOTAL
                                                      --------  ----------  --------

THREE  MONTHS  ENDED  SEPTEMBER  30,  2001:
   Oil and gas sales                                  $ 70,444  $   43,167  $113,611

THREE  MONTHS  ENDED  SEPTEMBER  30,  2000:
   Oil and gas sales                                  $ 94,559  $      ---  $ 94,559


NINE  MONTHS  ENDED  SEPTEMBER  30,  2001:
   Oil and gas sales                                  $ 220,359 $  160,880  $381,239

NINE  MONTHS  ENDED  SEPTEMBER  30,  2000:
   Oil and gas sales                                  $ 238,683 $      ---  $238,683






4.  COMPREHENSIVE  INCOME

Comprehensive income, which includes net income and the effects of cash flow hedges recorded directly in shareholders' equity, was $34.9 million for the pre-acquisition period ended August 13, 2001 (225 days) and $6.4 million for the post-acquisition period ended September 30, 2001 (48 days).

5. COMMITMENTS  AND  CONTINGENCIES

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

GUARANTEES

At September 30, 2001, we had guaranteed the performance of a total of $6.6 million in future exploration expenditures to be incurred in Greece through 2001. This commitment is backed primarily by an unsecured letter of credit.

LITIGATION


In  July  through  October  1998,  eight  lawsuits were filed against Triton and
Thomas G. Finck and Peter Rugg, in their capacities as former officers of Triton. The lawsuits were filed in the United States District Court for the Eastern District of Texas, Texarkana Division, and have been consolidated and are styled In re: Triton Energy Limited Securities Litigation. The consolidated
            --------------------------------------------------
complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, in connection with disclosures concerning our properties, operations, and value relating to a prospective sale in 1998 of all or a substantial part of our assets. The lawsuits seek recovery of an unspecified amount of compensatory damages, fees and costs. Triton filed a motion to dismiss which was denied. Discovery is pending. A motion for class certification is pending. We believe our disclosures were accurate and intend to vigorously defend these actions, but can make no assurance that the litigation will be resolved in our favor. An adverse result could have a material adverse effect on our financial position or results of operations.

In November 1999, a lawsuit was filed against us, one of our subsidiaries and Thomas G. Finck and Peter Rugg, in their capacities as former officers of Triton, in the District Court of the State of Texas for Dallas County. The lawsuit is styled Aaron Sherman, et al. vs. Triton Energy Corporation et al. and, as amended, alleges as causes of action fraud, negligent misrepresentation and violations of the Texas securities fraud statutes in connection with our 1996 reorganization as a Cayman Islands corporation and disclosures concerning our prospective sale of all or a substantial part of our assets announced in March 1998. In their most recent filling, the plaintiffs asserted actual damages of up to $10 million and sought punitive damages of up to $50 million. We have filed various motions to dispose of the lawsuit on the grounds that the plaintiffs do not have standing and have not plead causes of action cognizable in law. The court has dismissed all claims of certain plaintiffs and some claims of the remaining plaintiffs for failure to plead viable causes of action. Motions to dismiss the remaining claims are currently pending. The suit has been stayed until January 1, 2002.

An alleged subsidiary of Triton has been named a potentially responsible party with respect to the Operating Industries Inc. (OII) Superfund Site in Los Angeles County, California. The subsidiary's involvement with this site arises out of the disposal of oilfield production wastes from its former Redondo Beach Field operations from 1974 to 1982. Pursuant to the Eighth Partial Consent Decree for the site, Triton has received a settlement offer from the United States Environmental Protection Agency ("EPA") proposing to relieve this subsidiary of further liability with respect to this site for approximately $5.6 million. Amerada Hess Corporation, the parent of Triton, previously advised Triton's and the subsidiary's insurance underwriters of the EPA's proposal. Prior to EPA's filing the Consent Decree, Amerada Hess Corporation accepted the proposal and will continue to seek contributions from the underwriters.

In addition to the matters described above, we are also subject to litigation that is incidental to our business.



ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF  OPERATIONS


     Please read the following discussion and analysis in conjunction with our financial information and our condensed consolidated financial statements and notes to those statements included in this report. The following information contains forward-looking statements. For a discussion of limitations inherent in forward-looking statements, see "Disclosure Regarding Forward-Looking Information" below.


                       AMERADA HESS CORPORATION ACQUISITION
                       ------------------------------------



     On August 14, 2001, the Amerada Hess Corporation acquired 97.3% of Triton's outstanding shares, including ordinary shares issued on conversion of 8% preference shares of Triton owned by Hicks, Muse, Tate & Furst Incorporated, at a price of $45 per share. The total purchase price was approximately $2.7 billion (net of cash acquired). Amerada Hess intends to effect a compulsory acquisition of the remaining Ordinary Shares that it does not own as soon as permitted by the laws of the Cayman Islands.

     The acquisition of Triton has been accounted for as a purchase using the accounting standards established in Statement of Financial Accounting Standards Nos. 141, "Business Combinations," and 142, "Goodwill and Other Intangible Assets." FAS 141 requires the use of the purchase method of accounting for business combinations. FAS 142 requires that goodwill not be amortized. Goodwill, however, must be reviewed for impairment at least annually.

     Triton's unaudited condensed consolidated financial statements have been prepared using the full cost method of accounting until the acquisition of Triton. For the period subsequent to the acquisition, Triton adopted the successful efforts method of accounting, which is the method used by Amerada Hess Corporation, and applied "push-down" accounting to reflect the cost of the acquisition in the unaudited condensed consolidated financial statements. As a result, the unaudited consolidated results of operations for the 44-day and 225-day periods ended August 13, 2001, and the three and nine months ended September 30, 2000, are based on the full cost method. The unaudited consolidated results of operations for the period from August 14, 2001 through September 30, 2001 are based on the successful efforts method. Consequently, the pre-acquisition financial statements are not comparible to the post-acquisition financial statements.

     The unaudited consolidated balance sheet at September 30, 2001, reflects all assets acquired and liabilities assumed as of the acquisition date at fair market value. The excess of purchase price over fair value of net assets acquired is reported as goodwill. The unaudited consolidated balance sheet at December 31, 2000 is presented using Triton's historical cost basis.


                       LIQUIDITY AND CAPITAL REQUIREMENTS
                       ----------------------------------

     Cash and equivalents totaled $15.3 million at September 30, 2001, and $136.4 million at December 31, 2000. The following summary table reflects our cash flows for the nine months ended September 30, 2001 (in thousands):



Net cash provided (used) by operating activities  $ 157,671
Net cash provided (used) by investing activities  $(318,639)
Net cash provided (used) by financing activities  $  40,265




  Net Cash Provided (Used) by Operating Activities
  ------------------------------------------------

     Our cash flows for the nine months ended September 30, 2001, benefited from the commencement of crude oil sales in January 2001 from the Ceiba field offshore Equatorial Guinea. Gross production from the Ceiba field averaged 37,000 barrels of oil per day ("BOPD") (26,000 BOPD net to us). Gross production from the Cusiana and Cupiagua fields in Colombia averaged 299,000 BOPD (29,000
BOPD net to us) during the first nine months of 2001. The consolidated average realized oil price was $23.96 per barrel.

  Net  Cash  Provided  (Used)  by  Investing  Activities
  ------------------------------------------------------

     Our capital expenditures and other capital investments were $318.7 million for the nine months ended September 30, 2001, primarily for development of the Ceiba field in Equatorial Guinea.

  Net  Cash  Provided  (Used)  by  Financing  Activities
  ------------------------------------------------------

     For the nine months ended September 30, 2001, we repaid borrowings of $4.6 million under a term credit facility and paid cash preference-share dividends totaling $32.4 million. In conjunction with the acquisition of Triton by Amerada Hess, Triton received $120.9 million from the issuance of ordinary shares associated with tendered stock options. Subsequent to the acquisition, Triton loaned $70.1 million to Amerada Hess.

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

     We expect to fund remaining 2001 capital spending with cash flow from operations, cash, and advances from Amerada Hess.


                              RESULTS OF OPERATIONS
                              ---------------------


Sales volumes and average prices realized were as follows:



                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                        SEPTEMBER 30,        SEPTEMBER 30,
                                     -------------------     -------------------
                                       2001       2000          2001      2000
                                     --------   --------     --------   --------
Sales volumes:
 Oil (MBbls)
  Equatorial Guinea                     2,268        ---        7,812        ---
  Colombia
   Sales, excluding forward oil sale    2,629      3,076        8,076      8,285
   Forward oil sale (MBbls delivered)     ---       ---           ---        762
                                     --------   --------     --------   --------

        Total                           4,897      3,076       15,888      9,047
                                     ========   ========     ========   ========

 Gas - Colombia (MMcf)                    148        126          404        346

Weighted average price realized:
 Oil (per Bbl) (1)                   $  23.16   $  30.68     $  23.96   $  26.33
 Gas (per Mcf)                       $   1.36   $   1.42     $   1.47   $   1.31











(1) Includes the effect of barrels delivered under the forward oil sale that were recognized at $11.56 per barrel and settlements of derivative instruments.



                     THREE MONTHS ENDED SEPTEMBER 30, 2001,
               COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2000


  Oil  and  Gas  Sales
  --------------------

     Consolidated oil and gas sales for the third-quarter 2001 totaled $113.6 million, a 20% increase from the third-quarter 2000, due to the startup of crude oil sales from Equatorial Guinea in January 2001. Consolidated sales volumes increased 59% in the third-quarter 2001 while oil prices decreased 25% compared with the prior-year quarter.

     Oil sales from the Ceiba field totaled $43.1 million in 2001. Gross production from the Ceiba field averaged 30,500 BOPD (21,400 BOPD net to us).
We  realized  $19.02    per  barrel  during  the  third  quarter.

     Oil and gas sales from Colombia totaled $70.5 million in 2001 compared with $94.6 million in the prior year. Gross production from the Cusiana and Cupiagua fields was 282,000 BOPD (27,000 BOPD net to us) in 2001 compared with 331,000 BOPD (32,000 BOPD net to us) in 2000. We realized $26.73 per barrel in 2001 and $30.68 per barrel in 2000.

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

We have entered into financial and commodity market transactions intended primarily to reduce risk associated with changing oil prices. Our oil sales were $0.3 million less in 2001 and $2.5 million less in 2000 than if we had not entered into those transactions. Looking forward, we have hedged the WTI and Dated Brent price components on a portion of our 2001 and 2002 oil production. See "Quantitative and Qualitative Disclosures about Market Risk" below.

 Costs  and  Expenses
  --------------------

     Operating expenses increased $21.9 million to $36.1 million in 2001, primarily due to the startup of crude oil sales from Equatorial Guinea in January 2001. Equatorial Guinea's operating expenses were $20.7 million for 2001. Operating expenses in Colombia were $15.4 million in 2001 compared with $14.2 million in 2000.

     Exploration expense for the period August 14, 2001 to September 30, 2001, included $5.5 million of dry hole cost for an exploration well in Gabon which was plugged and abandoned in October 2001.

     Depreciation, depletion and amortization increased primarily due to the commencement of liftings from Equatorial Guinea. Depletion expense per equivalent barrel during the period August 14, 2001 through September 30, 2001 under the successful efforts method with "push-down" accounting to reflect the cost of acquisition was $8.76 in Equatorial Guinea and $8.39 in Colombia, and depletion expense per equivalent barrel during July 1, 2001 through August 13, 2001 under the historical full cost method was $5.55 in Equatorial Guinea and $4.89 in Colombia. Depletion expense per equivalent barrel in 2000 under
the full  cost    method  was  $4.21  in  Colombia.

     General and administrative expenses increased in 2001 compared with 2000 due to transaction costs of approximately $35 million associated with the acquisition of Triton by Amerada Hess and greater personnel costs to support Triton's growing operations.

     In September 2000, the Company recorded an $18.7 million writedown related to its operations in Greece. The company surrendered its interest in the Aitoloakarnania lease onshore Greece to the government after drilling two dry holes.

------
  Interest  Expense,  Net
  -----------------------

     Gross interest expense increased $0.8 million to $10.2 million in 2001 as a result of higher outstanding debt balances following the issuance of Triton's 8 7/8% Senior Notes due 2007 in the fourth quarter of 2000. Capitalized interest was $4.2 million from August 14, 2001 through September 30, 2001, $1.9 million from July 1, 2001 through August 13, 2001, and $7.3 million during the third-quarter 2000.

  Income  Taxes
  -------------

     Current taxes associated with our Colombian operations were $11.6 million in 2001 and $16.2 million in 2000. Deferred tax expense totaled $20.5 million in 2001 and $5.7 million in 2000. The increase in deferred tax expense resulted from a reduction of our U.S. deferred tax asset by $19 million.


                      NINE MONTHS ENDED SEPTEMBER 30, 2001
               COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000


  Oil  and  Gas  Sales
  --------------------

     Consolidated oil and gas sales for 2001 totaled $381.2 million, a 60% increase over 2000, due to the startup of crude oil sales from Equatorial Guinea in January 2001. Consolidated sales volumes increased 76% in 2001 while oil prices decreased 9% compared with 2000.

     Oil sales from the Ceiba field totaled $160.9 million in 2001. Gross production from the Ceiba field averaged 36,800 BOPD (25,800 BOPD net to us).
We  realized  $20.59    per  barrel  in  2001.

     Oil and gas sales from Colombia totaled $220.4 million in 2001 compared with $238.7 million in the prior year. Gross production from the Cusiana and Cupiagua fields was 299,000 BOPD (29,000 BOPD net to us) in 2001 compared with 346,000 BOPD (33,000 BOPD net to us). We realized $27.22 per barrel in 2001 and $26.33 per barrel in 2000.

     We have entered into financial and commodity market transactions intended primarily to reduce risk associated with changing oil prices. Our oil sales were $0.9 million more in 2001 and $15.9 million less in 2000 than if we had not entered into those transactions.

  Costs  and  Expenses
  --------------------

     Operating expenses increased $51.2 million to $96.6 million in 2001, primarily due to the startup of crude oil sales from Equatorial Guinea in January 2001. Equatorial Guinea's operating expenses were $51.5 million for 2001. Operating expenses in Colombia were $45.1 million in 2001 compared with $45.4 million in 2000.

     Depreciation, depletion and amortization increased primarily due to the commencement of liftings from Equatorial Guinea. Depletion expense per barrel during August 14, 2001 through September 30, 2001 under the successful efforts method with "push-down" accounting to reflect the cost of acquisition was $8.76 in Equatorial Guinea and $8.39 in Colombia, and depletion expense per barrel during January 1, 2001 through August 13, 2001 under the historical full cost method was $5.55 in Equatorial Guinea and $4.89 in Colombia. Depletion expense
per barrel in  2000  under  the  full  cost    method  was  $4.21  in Colombia.

     General and administrative expenses increased in 2001 compared with 2000 due to transaction costs of approximately $35 million associated with the acquisition of Triton by Amerada Hess and greater personnel costs to support Triton's growing operations.

  Interest  Expense,  Net
  -----------------------

     Gross interest expense increased $5 million to $33.1 million in 2001 as a result of higher outstanding debt balances following the issuance of Triton's 8 7/8% Senior Notes due 2007 in the fourth quarter of 2000. Capitalized interest was $4.2 million from August 14, 2001 through September 30, 2001, $10.3 million from January 1, 2001 through August 13, 2001, and $17.2 million during 2000.

  Income  Taxes
  -------------

     Current taxes associated with our Colombian operations were $47.9 million in 2001 and $36.2 million in 2000. Deferred tax expense totaled $33.1 million in 2001 and $9.7 million in 2000. The increase in deferred tax expense resulted from a reduction of our U.S. deferred tax asset by $19 million.

  Cumulative  Effect  of  Accounting  Change
  ------------------------------------------

  We adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. In accordance with the transition provision of SFAS 133, we recorded a net-of-tax cumulative effect gain of $1.2 million, or $0.03 per diluted share, to earnings to recognize the ineffective portion of changes in fair value of hedging positions and the time value component of option contracts. We also recorded a net-of-tax cumulative effect gain of $2.9 million to comprehensive income to recognize the fair value of the effective portion of all derivative instruments designated as cash flow hedges.

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

  Recent  Accounting  Pronouncement
  ---------------------------------

     The Financial Accounting Standards Board recently issued FAS No. 143, Accounting for Asset Retirement Obligations. This statement significantly changes the method of accruing for costs associated with the retirement of fixed assets, such as certain oil and gas production facilities, for which a legal retirement obligation exists. This standard becomes effective in 2003.

     We have not yet determined what the future effects of adopting this new accounting standard will be on Triton's income and financial position.

                 DISCLOSURE REGARDINGFORWARD-LOOKING INFORMATION
                 -----------------------------------------------

     Some statements in this report and the documents we refer you to, may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning Triton's and management's plans, objectives, expectations, goals, budgets, strategies and future operations and performance and the assumptions underlying these forward-looking statements.

     We base these statements on our then current expectations. These statements involve a number of risks and uncertainties. Actual results and developments could differ materially from those expressed in or implied by these statements. You should not put undue reliance on any forward-looking statements. We do not undertake to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.





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

     We have entered into derivative contracts for 1.2 million barrels of oil production during the period from October to March 2002 using WTI-based oil-price collars to establish a weighted average floor price of $25.38 per barrel and a ceiling price of $28.32 per barrel, and 600,000 barrels of oil production using Dated Brent-based oil-price collars to establish a weighted average floor price of $25.13 per barrel and a ceiling price of $27.79 per barrel. In addition, we have entered into contracts for 600,000 barrels of oil production using WTI-based oil-price swaps and 150,000 barrels of oil production using Dated Brent-based oil-price swaps to establish weighted average fixed prices of $26.19 per barrel for WTI and $24.02 for Dated Brent during the period from October to December 2001.



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




  3.1  Memorandum of Association (previously filed as an exhibit to the Company's
       Registration Statement on Form S-3 (No 333-08005) and incorporated herein by reference)
  3.2  Articles of Association (previously filed as an exhibit to the Company's
       Registration Statement on Form S-3 (No 333-08005) and incorporated herein by reference)
  4.1  Specimen Share Certificate of Ordinary Shares, $.01 par value, of the Company
       (previously filed as an exhibit to the Company's Registration Statement on Form 8-A dated March 25, 1996, and incorporated herein by reference)
  4.2  Unanimous Written Consent of the Board of Directors authorizing the Company's 8%
       Convertible Preference Shares (previously filed as an exhibit to the Company's
       Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.)
  4.3  Rights Agreement dated as of March 25, 1996, between Triton and The Chase
       Manhattan Bank, as Rights Agent, including, as Exhibit A thereto, Resolutions establishing the Junior Preference Shares (previously filed as an exhibit to the
       Company's Registration Statement on Form S-3 (No 333-08005) and incorporated herein by reference)
  4.4  Amendment No. 1 to Rights Agreement dated as of August 2, 1996, between Triton
       Energy Limited and The Chase Manhattan Bank, as Rights Agent (previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A (Amendment No. 1)
       dated August 14, 1996, and incorporated herein by reference)
  4.5  Amendment No. 2 to Rights Agreement dated as of August 30, 1998, between Triton
       Energy Limited and The Chase Manhattan Bank, as Rights Agent (previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A (Amendment No.
       2) dated October 2, 1998, and incorporated herein by reference)
  4.6  Amendment No. 3 to Rights Agreement dated as of January 5, 1999, between Triton
       Energy Limited and The Chase Manhattan Bank, as Rights Agent (previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A (Amendment No.
       3) dated January 31, 1999, and incorporated herein by reference)
  4.7  Amendment No. 4 to Rights Agreement dated as of July 9, 2001, between Triton
       Energy Limited and Mellon Investor Services, Inc. (as successor to The Chase Manhattan
       Bank), as Rights Agent (previously filed as an exhibit to the Company's Current Report on Form 8-K filed on July 11, 2001, and incorporated herein by reference)
 10.1  Amended and Restated  Retirement Income Plan (previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended
       November 30, 1993, and incorporated by reference)
 10.2  Amendment to the Retirement Income Plan dated August 1, 1998. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
       June 30, 1998, and incorporated herein by reference.)
 10.3  Amendment to Amended and Restated Retirement Income Plan dated
       December 31, 1996 (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference)
 10.4  Amended and Restated Supplemental Executive Retirement Income Plan. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.)
 10.5  Second Amended and Restated 1992 Stock Option Plan.(previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March
       31, 1996, and incorporated herein by reference.)
 10.6  Form of Amended and Restated Employment Agreement with Triton Energy Limited and certain officers, including Messrs. Dunlevy, Garrett and Maxted, as amended and restated June 28, 2000 (previously filed as an exhibit to the Company's Quarterly
       Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.)
 10.7  Amended and Restated Employment Agreement among Triton Energy Limited,
       Triton Exploration Services, Inc. and A. E. Turner III (previously filed as an exhibit to
       Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
       1998, and incorporated herein by reference.)
 10.8  Amended and Restated 1985 Restricted Stock Plan. (previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended
       November 30, 1993, and incorporated herein by reference.)
 10.9  First Amendment to Amended and Restated 1985 Restricted Stock Plan. (previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form 10-K for the
       fiscal year ended December 31, 1995, and incorporated herein by reference.)
 10.10 Second Amendment to Amended and Restated 1985 Restricted Stock Plan. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and incorporated herein by reference.)
 10.11 Executive Life Insurance Plan. (previously filed as an exhibit to Triton Energy
       Corporation's Annual Report on Form 10-K for the fiscal year ended May 31, 1991, and incorporated herein by reference.)
 10.12 Long-Term Disability Income Plan. (previously filed as an exhibit to Triton Energy
       Corporation's Annual Report on Form 10-K for the fiscal year ended May 31, 1991, and incorporated herein by reference.)
 10.13 Amended and Restated Retirement Plan for Directors. (previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form 10-K for the fiscal year ended
       May 31, 1990, and incorporated herein by reference.)
 10.14 Contract for Exploration and Exploitation for Santiago de Atalayas I with an effective date of July 1, 1982, between Triton Colombia, Inc., and Empresa Colombiana
       De Petroleos. (previously filed as an exhibit to Triton Energy Corporation's Annual
       Report on Form 10-K for the fiscal year ended May 31, 1990, and incorporated herein by reference.)
 10.15 Contract for Exploration and Exploitation for Tauramena with an effective date of July
       4, 1988, between Triton Colombia, Inc., and Empresa Colombiana De Petroleos.
       (previously filed as an exhibit to Triton Energy Corporation's Annual Report on Form
       10-K for the fiscal year ended May 31, 1990, and incorporated herein by reference.)
 10.16 Summary of Assignment legalized by Public Instrument No. 1255 dated September 15,
       1987 (Assignment is in Spanish language). (previously filed as an exhibit to Triton
       Energy Corporation's Annual Report on Form 10-K for the fiscal year ended May 31,
       1993, and incorporated herein by reference.)
 10.17 Summary of Assignment legalized by Public Instrument No. 1602 dated June 11, 1990
       (Assignment is in Spanish language). (previously filed as an exhibit to Triton
       Energy Corporation's Annual Report on Form 10-K for the fiscal year ended May 31,
       1993, and incorporated herein by reference.)
 10.18 Summary of Assignment legalized by Public Instrument No. 2586 dated September 9,
       1992 (Assignment is in Spanish language). (previously filed as an exhibit to Triton
       Energy Corporation's Annual Report on Form 10-K for the fiscal year ended May 31,
       1993, and incorporated herein by reference.)
 10.19 Triton Exploration Services, Inc. 401(K) Savings Plan, as amended and restated
       June 1, 2000. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.)
 10.20 Contract between Malaysia-Thailand Joint Authority and Petronas Carigali
       SDN.BHD. and Triton Oil Company of Thailand relating to Exploration and Production of  Petroleum for Malaysia-Thailand Joint Development Area Block A-18. (previously filed as an exhibit to Triton Energy Corporation's Current Report on Form 8-K dated
       April 21, 1994, and incorporated herein by reference.)
 10.21 Form of Indemnity Agreement entered into with each director and officer of the
       Company. (previously filed as an exhibit to the Company's Quarterly Report on Form
       10-Q for the quarter ended September 30, 1998, and incorporated herein by reference)
 10.22 Description of Performance Goals for Executive Bonus Compensation. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference)
 10.23 Amended and Restated 1997 Share Compensation Plan. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended
       December 31, 1998, and incorporated herein by reference)
 10.24 First Amendment to Amended and Restated Retirement Plan for Directors. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference)
 10.25 First Amendment to Second Amended and Restated 1992 Stock Option Plan. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference)
 10.26 Second Amendment to Second Amended and Restated 1992 Stock Option Plan.
       (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference)
 10.27 Amended and Restated Indenture dated July 25, 1997, between Triton Energy
       Limited and The Chase Manhattan Bank. (previously filed as an exhibit to the
       Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference)
 10.28 Amended and Restated Second Supplemental Indenture dated July 25, 1997, between Triton Energy Limited and The Chase Manhattan Bank relating to the 9 1/4% Senior Notes due 2005. (previously filed as an exhibit to the
       Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference)
 10.29 Indenture, dated October 4, 2000, between the Company and The Chase Manhattan
       Bank, governing the Company's outstanding 8 7/8% Senior Notes Due 2007  (previously filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-
       48584), and incorporated herein by reference.)
 10.30 Shareholders Agreement dated August 3, 1998, among Triton Energy Limited, Triton
       Asia Holdings, Inc., Atlantic Richfield Company, and ARCO JDA Limited.
       (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
       quarter ended June 30, 1998, and incorporated herein by reference)
 10.31 Stock Purchase Agreement dated as of August 31, 1998, between Triton Energy
       Limited and HM4 Triton, L.P. (previously filed as an exhibit to the Company's
       Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference)
 10.32 Shareholders Agreement dated as of September 30, 1998, between Triton Energy
       Limited and HM4 Triton, L.P. (previously filed as an exhibit to the Company's
       Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference)
 10.33 Financial Advisory Agreement dated as of September 30, 1998, between Triton Energy
       Limited and Hicks, Muse & Co. Partners, L.P. (previously filed as an exhibit to the
       Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference)
 10.34 Monitoring and Oversight Agreement dated as of September 30, 1998, between Triton
       Energy Limited and Hicks, Muse & Co. Partners, L.P. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
       1998, and incorporated herein by reference)
 10.35 Third Amendment to Amended and Restated 1985 Restricted Stock Plan (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference)
 10.36 Amendment to Triton Exploration Services, Inc. Retirement Income Plan. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference)
 10.37 Amendment to the Triton Exploration Services, Inc. Supplemental Executive
       Retirement Plan. (previously filed as an exhibit to the Company's Quarterly Report on
       Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference)
 10.38 Third Amendment to the Second Amended and Restated 1992 Stock Option Plan
       (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
       quarter ended June 30, 1999, and incorporated herein by reference)
 10.39 First Amendment to the Amended and Restated 1997 Share Compensation Plan
       (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
       quarter ended June 30, 1999, and incorporated herein by reference)
 10.40 Amendment dated May 11, 1999, to Amended and Restated Employment Agreement
       dated July 15, 1998 among Triton Exploration Services, Inc., Triton Energy Limited
       and A.E. Turner, III (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference)
 10.41 Second Amendment to Retirement Plan for Directors. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference)
 10.42 Amendment No. 1 to Shareholders Agreement between Triton Energy Limited and HM4 Triton, L.P. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference)
 10.43 Supplemental Letter Agreement dated October 28, 1999, among Triton Energy
       Limited, Triton Asia Holdings, Inc., Atlantic Richfield Company, and ARCO JDA
       Limited (previously filed as an exhibit to the Company's Quarterly Report on Form
       10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)
 10.44 Gas Sales Agreement dated October 30, 1999 among the Malaysia-Thailand Joint
       Authority, and Petronas Carigali (JDA) SDN.BHD., Triton Oil Company of Thailand,
       Triton Oil Company of Thailand (JDA) Limited, as Sellers, and with Petroleum
       Authority of Thailand and Petroliam Nasional Berhad, as Buyers. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
       September 30, 1999, and incorporated herein by reference)
 10.45 Form of Stock Option Agreement between Triton Energy Limited and its non-employee directors  (previously filed as an exhibit to the Company's Annual
       Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference)
 10.46 Form of Stock Option Agreement between Triton Energy Limited and its employees, including its executive officers  (previously filed as an exhibit to the Company's
       Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference)
 10.47 Amendment to Stock Options dated as of January 3, 2000, between Triton Energy
       Limited and A.E. Turner. (previously filed as an exhibit to the Company's
       Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.)
 10.48 Form of Amendment to Stock Options dated as of January 3, 2000, between Triton
       Energy Limited and its non-employee directors. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December
       31, 1999, and incorporated herein by reference.)
 10.49 Production Sharing Contract between the Republic of Equatorial Guinea and Triton Equatorial Guinea, Inc. for Block F. (previously filed as an exhibit to the
       Company's Annual Report on Form 10-K for the fiscal year ended December 31,
       1999, and incorporated herein by reference.)
 10.50 Production Sharing Contract between the Republic of Equatorial Guinea and Triton
       Equatorial Guinea, Inc. for Block G. (previously filed as an exhibit to the Company's
       Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.)
 10.51 Supplementary Contract (No. 1) to the Production Sharing Contract for Block A-18
       dated 21 April 1994 between Malaysia-Thailand Joint Authority and Petronas
       Carigali (JDA) SDN.BHD., Triton Oil Company of Thailand and Triton Oil Company
       of Thailand (JDA) Limited. (previously filed as an exhibit to the Company's
       Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.)
 10.52 Supplementary Contract (No. 2) to the Production Sharing Contract for Block A-18
       dated 21 April 1994 between Malaysia-Thailand Joint Authority and Petronas Carigali
       (JDA) SDN.BHD., Triton Oil Company of Thailand and Triton Oil Company of
       Thailand (JDA) Limited. (previously filed as an exhibit to the Company's
       Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.)
 10.53 Credit Agreement dated as of February 29, 2000, among Triton Energy Limited, the Lenders party thereto and The Chase Manhattan bank, as Administrative Agent
       (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference)
 10.54 Share Purchase Agreement dated as of May 8, 2000 between Triton International
       Petroleum, Inc. and The Strategic Transaction Company. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
       March 31, 2000, and incorporated herein by reference.)
 10.55 Amendment Agreement to Credit Agreement dated as of September 25, 2000, among
       Triton Energy Limited, the Lenders party thereto and The Chase Manhattan Bank, as
       Administrative Agent. (previously filed as an exhibit to the Company's Registration
       Statement on Form S-4 (No. 333-48584), and incorporated herein by reference.)
 10.56 Triton Energy Limited 2000 Broad Based Share Compensation Plan. (previously filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-48584),
       and incorporated herein by reference.)
 10.57 First Amendment to the Production Sharing Contract between the Republic of Equatorial
       Guinea and Triton Equatorial Guinea, Inc. for Block F. (previously filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-48584), and incorporated herein by reference.)
 10.58 Assignment of State Participating Interest in the Production Sharing Contract for Block
       F, Offshore Republic of Republic of Equatorial Guinea. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
       2000, and incorporated herein by reference.)
 10.59 First Amendment to the Production Sharing Contract between the Republic of Equatorial
       Guinea and Triton Equatorial Guinea, Inc. for Block G. (previously filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-48584), and incorporated herein by reference.)
 10.60 Assignment of State Participating Interest in the Production Sharing Contract for Block
       G, Offshore Republic of Republic of Equatorial Guinea. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
       2000, and incorporated herein by reference.)
 10.61 Second Amendment to the Amended and Restated 1997 Share Compensation Plan.
       (previously filed as an exhibit to the Company's Registration Statement on Form S-4
       (No. 333-48584), and incorporated herein by reference.)
 10.62 Form of Amendment dated December 19, 2000 to Amended and Restated
       Employment Agreement with Triton Energy Limited and Messrs. Dunlevy and
       Maxted (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.)
 10.63 Employment Agreement among Triton Energy Limited, Triton Exploration
       Services, Inc. and James C. Musselman  (previously filed as an exhibit to the
       Company's Annual Report on Form 10-K for the fiscal year ended December
       31, 2000, and incorporated herein by reference.)
 10.64 Acquisition Agreement, dated July 9, 2001, by and among Amerada Hess Corporation,
       Amerada Hess (Cayman) Limited and Triton Energy Limited (previously filed as an exhibit to the Company's Current Report on Form 8-K filed on July 11, 2001, and incorporated herein by reference)
 10.65 Principal Shareholders Agreement, dated July 9, 2001, by and among Amerada Hess
       Corporation, Amerada Hess(Cayman) Limited, Triton Energy Limited and the other
       Shareholders of Triton Energy Limited listed on Exhibit A thereto. (previously filed as an exhibit to the Company's Current Report on Form 8-K filed on July 11, 2001, and incorporated herein by reference)
 10.66 Amendment No. 2 to Shareholders Agreement, dated July 9, 2001, by and between
       Triton Energy Limited and HM4 Triton, L.P. (previously filed as an exhibit to the
       Company's Current Report on Form 8-K filed on July 11, 2001, and incorporated herein by reference)
 10.67 Triton Energy Limited 2001 Share Incentive Plan
 10.68 Third Amendment to the Amended and Restated 1997 Share Compensation Plan
 10.69 First Amendment to Credit Agreement dated as of February 29, 2000, among Triton
       Energy Limited, the Lenders party thereto and The Chase Manhattan bank, as
       Administrative Agent
10.70* Second amendment to Employment Agreement among Triton Exploration Services,
       Inc., Brian F. Maxted and Triton Energy Limited , dated September 2001.
12.1*  Computation of Ratio of Earnings to Fixed Charges.
12.2*  Computation of Ratio of Earnings to Combined Fixed Charges and Preference
       Dividends.
99.1  Rio Chitamena Association Contract. (previously filed as an exhibit to Triton Energy
      Corporation's Current Report on Form 8-K/A dated July 15, 1994, and incorporated herein by reference)
99.2  Rio Chitamena Purchase and Sale Agreement. (previously filed as an exhibit to Triton
      Energy Corporation's Current Report on Form 8-K/A dated July 15, 1994, and incorporated herein by reference)
99.3  Integral Plan - Cusiana Oil Structure. (previously filed as an exhibit to Triton Energy
      Corporation's Current Report on Form 8-K/A dated July 15, 1994, and incorporated herein by reference)
99.4  Letter Agreements with co-investor in Colombia. (previously filed as an exhibit to
      Triton Energy Corporation's Current Report on Form 8-K/A dated July 15, 1994, and incorporated herein by reference)
99.5  Amended and Restated Oleoducto Central S.A. Agreement dated as of March 31,
      1995. (previously filed as an exhibit to Triton Energy Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference)

*     Filed  herewith



(b)  Reports  on  Form  8-K

     Form 8-K filed on July 17, 2001 furnishing information under Item 9. Form 8-K filed on August 17, 2001 furnishing information under Item 1.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                TRITON  ENERGY  LIMITED




                                                By:/s/W. Greg Dunlevy
                                                   ------------------------
                                                   W. Greg Dunlevy
                                                    Senior Vice President,
                                                     Finance, Administration,
                                                     Commercial



Date:      November 12,  2001